Form 10-Q
period 2018-06-30
Trident Acquisitions Corp.
filed 2018-08-13
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38508

TRIDENT ACQUISITIONS CORP.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	81-1996183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 Water St. Fl 8

 New York, NY 10005

(Address of principal executive offices)

(646) 229-7549

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 9, 2018, 26,306,250 shares of common stock, par value $0.001 per share, were issued and outstanding.

TRIDENT ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Trident Acquisitions Corp.
Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$1,456,120	$143,403
Cash held in escrow	150,000	—
Prepaid expenses	144,645	—
Total Current Assets	1,750,765	143,403

Deferred offering costs	—	403,039
Marketable securities held in Trust Account	205,553,055	—
Security deposit	1,200	1,200
Total Assets	$207,305,020	$547,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$51,418	$—
Income taxes payable	24,763	—
Promissory note – related party	425,000	525,000
Total Current Liabilities	501,181	525,000

Deferred underwriting fee payable	5,031,250	—
Total Liabilities	5,532,431	525,000

Commitments

Common stock subject to possible redemption, 19,272,344 and -0- shares at redemption value as of June 30, 2018 and December 31, 2017, respectively	196,772,588	—

Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,033,906 and 3,737,500 issued and outstanding (excluding 19,272,344 and -0- shares subject to possible redemption) as of June 30, 2018 and December 31, 2017, respectively	7,034	3,737
Additional paid-in capital	4,902,168	21,263
Retained earnings/(Accumulated deficit)	90,799	(2,358)
Total Stockholders’ Equity	5,000,001	22,642
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,305,020	$547,642

The accompanying notes are an integral part of these condensed financial statements.

Trident Acquisitions Corp.

 Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating costs	$155,407	$265	$160,135	$355
Loss from operations	(155,407)	(265)	(160,135)	(355)

Other income:
Interest income	286,467	—	286,467	—
Unrealized loss on marketable securities held in Trust Account	(8,412)	—	(8,412)	—
Other income, net	278,055	—	278,055	—

Income (loss) before provision for income taxes	122,648	(265)	117,920	(355)
Provision for income taxes	(24,763)	—	(24,763)	—
Net income (loss)	$97,885	$(265)	$93,157	$(355)

Weighted average shares outstanding, basic and diluted (1)	5,191,749	3,250,000	4,449,995	3,250,000

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.02)	$(0.00)

(1)	June 30, 2018 excludes an aggregate of up to 19,272,344 shares subject to redemption and June 30, 2017 excludes an aggregate of 487,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.

The accompanying notes are an integral part of these condensed financial statements.

Trident Acquisitions Corp.
Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash Flows from Operating Activities:
Net income (loss)	$93,157	$(355)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(286,467)	—
Unrealized loss on marketable securities held in Trust Account	8,412	—
Changes in operating assets and liabilities:
Prepaid expenses	(144,645)	—
Accounts payable and accrued expenses	51,418	—
Income taxes payable	24,763	—
Net cash and cash held in escrow used in operating activities	(253,362)	(355)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(205,275,000)	—
Net cash and cash held in escrow used in investing activities	(205,275,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	8,654	—
Proceeds from sale of Units, net of underwriting discounts paid	196,218,750	—
Proceeds from sale of Private Units	11,500,000	—
Proceeds from promissory notes – related parties	300,000	—
Repayment of promissory notes – related parties	(400,000)	—
Payment of offering costs	(636,325)	(55,898)
Net cash and cash held in escrow provided by (used in) financing activities	206,991,079	(55,898)

Net Change in Cash and Cash Held in Escrow	1,462,717	(56,253)
Cash and Cash Held in Escrow – Beginning	143,403	55,955
Cash and Cash Held in Escrow – Ending	$1,606,120	(298)

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$196,674,614	$—
Change in value of common stock subject to redemption	$97,974	$—
Deferred underwriting fee charged to additional paid in capital	$5,031,250	$—

The accompanying notes are an integral part of these condensed financial statements.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Trident Acquisitions Corp. (the “Company”) is a blank check company incorporated in Delaware on March 17, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

At June 30, 2018, the Company had not yet commenced operations. All activity through June 30, 2018 relates to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on May 29, 2018. On June 1, 2018, the Company consummated the Initial Public Offering of 17,500,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $175,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,150,000 Private Units, at a price of $10.00 per unit in a private placement to certain of the Company’s affiliates and stockholders (the “Insiders”), generating gross proceeds of $11,500,000, which is described in Note 4.

Following the closing of the Initial Public Offering on June 1, 2018, an amount of $178,500,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On June 5, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 2,625,000 Units at $10.00 per unit, generating total gross proceeds of $26,250,000. Simultaneously with the sale of the additional Units, the Company deposited an aggregate of $1,181,250 into the Trust Account. A total of $26,775,000 was deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $205,275,000.

Transaction costs amounted to $11,101,864, consisting of $5,031,250 of underwriting fees, $5,031,250 of deferred underwriting fees and $1,039,364 of other costs. As of June 30, 2018, $1,456,120 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq Capital Market (“NASDAQ”) rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and interest released to pay franchise and income taxes) at the time of the signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

 The Company will provide its stockholders with the opportunity to convert all or a portion of their shares included in the Units sold in the Initial Public Offering (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to convert their shares for a pro rata portion of the amount then in the Trust Account ($10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and incomes tax obligations).The per-share amount to be distributed to stockholders who convert their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no conversion rights upon the completion of a Business Combination with respect to the Company’s warrants.

 The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the conversions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to convert shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to convert their Public Shares irrespective of whether they vote for or against the proposed transaction.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from converting its shares with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering (“Excess Shares”).

The Company’s Insiders, officers, directors and any holder of the Company’s insider shares (as defined in Note 5) (the “initial stockholders”) have agreed (a) to vote their insider shares, Private Shares (as defined in Note 5) and Public Shares in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment; (c) not to convert any shares in connection with a stockholder vote to approve a Business Combination and (d) that the insider shares and Private Shares will not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.

The Company will have until December 1, 2019 to consummate a Business Combination (the “Combination Period”). If the Company is unable to consummate a Business Combination within the Combination Period , the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their insider shares if the Company fails to complete a Business Combination during the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.20 per share held in the Trust Account.

In order to protect the amounts held in the Trust Account, the initial stockholders have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the initial stockholders will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the initial stockholders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC and declared effective on May 29, 2018, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 7, 2018. The interim results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s balance sheet with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018 and December 31, 2017.

Cash held in escrow

At June 1, 2018, the Company placed $856,250 into an escrow account maintained by the Company’s legal counsel (the “Escrowed Amount”). The Escrowed Amount is being held in a non-interest bearing account, is under the Company’s full control and will be released upon written instruction from the Company. In addition, in the event that the Company’s legal counsel has not received notice by the Company to release the Escrowed Amount by July 31, 2018, any remaining portion of the Escrowed Amount will be returned to the Company. On July 3, 2018, the Company extended the date by which the funds were to be released by legal counsel to December 31, 2018. As of June 30, 2018, $150,000 of cash remained in the escrow account.

Marketable securities held in Trust Account

At June 30, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal or state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at the new rate.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Weighted average shares outstanding at June 30, 2017 were reduced for the effect of an aggregate of 487,500 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 21,275,000 shares of common stock and (2) 1,750,000 shares of common stock and warrants to purchase 1,750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$97,885	$(265)	$93,157	$(355)
Less: Income attributable to shares subject to redemption	(194,672)	—	(194,672)	—
Adjusted net loss	$(96,787)	$(265)	$(101,515)	$(355)

Weighted average shares outstanding, basic and diluted	5,191,749	3,250,000	4,449,995	3,250,000

Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,125,000 Units at a purchase price of $10.00 per Unit, inclusive of 2,625,000 Units sold to the underwriters upon the underwriters’ election to exercise their over-allotment option in full. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Insiders purchased an aggregate of 1,150,000 Private Units, at $10.00 per Private Unit for an aggregate purchase price of $11,500,000. Each Private Unit consists of one share of common stock and one warrant (“Private Warrant”). Each Private Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to) until after the completion of a Business Combination.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Insider Shares

In March 2016, the Company issued 3,737,500 shares of common stock to the initial stockholders (the “insider shares”) for an aggregate purchase price of $25,000. In February 2018, the Company sold an additional 1,293,750 insider shares for an aggregate purchase price of $8,654, resulting in a total of 5,031,250 insider shares issued and outstanding. The 5,031,250 insider shares included an aggregate of up to 656,250 shares subject to forfeiture by the initial stockholders to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering, excluding shares in the Private Units (assuming the initial stockholders did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to exercise their over-allotment option in full on June 5, 2018, 656,250 insider shares are no longer subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) with respect to 50% of the insider shares, until the earlier of (i) six months after the date of the consummation of a Business Combination and on the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period following the consummation of a Business Combination and, with respect to the remaining 50% of the insider shares, six months after the date of the consummation of a Business Combination, or if, (ii) subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their common stock for cash, securities or other property (the “Lock-Up Period”).

Promissory Notes — Related Parties

In March 2016, VK Consulting loaned the Company $425,000 to be used for the payment of costs related to the Initial Public Offering. On February 15, 2018, the terms of the promissory note with VK Consulting were amended such that the loan is now payable upon the consummation of a Business Combination.

In October 2017, Edward S. Verona, one of the Company’s directors, loaned the Company $100,000 to be used for the payment of costs related to the Initial Public Offering. The loan was non-interest bearing, unsecured and due on the closing date of the Initial Public Offering or on the date on which the Company determined not to complete the Initial Public Offering.

In February 2018, two of the Company’s stockholders loaned the Company an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering. The loans were non-interest bearing, unsecured and due on the closing date of the Initial Public Offering or on the date on which the Company determined not to complete the Initial Public Offering.

The Company repaid an aggregate of $400,000 of the outstanding loans upon the consummation of the Initial Public Offering on June 1, 2018. At June 30, 2018, an aggregate of $425,000 is outstanding under the loans.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 30, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay VK Consulting a monthly fee of $7,500 for office space and secretarial and administrative services. For the three and six months ended June 30, 2018, the Company incurred $7,500 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, certain of the Company’s initial stockholders, officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $200,000 of Working Capital Loans may be convertible into Private Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such Units would be identical to the Private Units.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on May 29, 2018, the holders of the insider shares, as well as the holders of the Private Units (and any shares of common stock issuable upon exercise of the Private Warrants) and any shares the initial stockholders, officers, directors or their affiliates may be issued in payment of the Working Capital Loans, are entitled to registration rights. The holders of the majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units or units issued in payment of Working Capital Loans made to the Company can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter is entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $5,031,250. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Warrant Solicitation Fee

The Company has agreed to pay the underwriter a warrant solicitation fee of five percent (5%) of the exercise price of each Public Warrant exercised during the period commencing twelve months after the effective date of the Initial Public Offering, including warrants acquired by security holders in the open market, but excluding warrants exercised during the 30 day period following notice of a proposed redemption. The warrant solicitation fee will be payable in cash. There is no limitation on the maximum warrant solicitation fee payable to the underwriter, except to the extent it is limited by the number of Public Warrants outstanding.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 7,033,906 and 3,737,500 shares of common stock issued and outstanding (excluding 19,272,344 and -0- shares of common stock subject to possible redemption).

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 30 days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $16.00 per share for any 20 trading days within a 30-trading day period ending on a the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private are non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants stock. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $12.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the later of November 29, 2018 and the consummation of a Business Combination. The option represents the right to purchase 1,750,000 shares of common stock and 1,750,000 warrants to purchase 1,750,000 shares of common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 29, 2023. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company determined the fair value of this unit purchase option to be approximately $5,048,518 (or $2.88 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.74% and (3) expected life of five years. The option and the 1,750,000 Units, as well as the 1,750,000 shares of common stock and 1,750,000 warrants, and 1,750,000 shares of common stock underlying such warrants, that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for 180 days following the effective date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, nor may the option, nor the securities underlying the option, be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition for such period. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$205,553,055	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Trident Acquisitions Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 17, 2016 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. We intend to utilize cash derived from the proceeds of the Initial Public Offering and the private placement of the Private Units, our securities, debt or a combination of cash, securities and debt, in effecting our Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2018, we had net income of $97,885 and $93,157, respectively, which consists of interest income on marketable securities held in the Trust Account of $286,467, offset by an unrealized loss on marketable securities held in our Trust Account of $8,412, operating costs of $155,407 and $ 160,135, respectively, and a provision for income taxes of $24,763.

For the three and six months ended June 30, 2017, we had net loss of $265 and $355, respectively, which consists of operating costs.

Liquidity and Capital Resources

On June 1, 2018, we consummated the Initial Public Offering of 17,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $175,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 1,150,000 Private Units to Insiders, generating gross proceeds of $11,500,000.

On June 5, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 2,625,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $26,250,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Units, a total of $205,275,000 was placed in the Trust Account. We incurred $11,101,864 in Initial Public Offering related costs, including $5,031,250 of underwriting fees, $5,031,250 of deferred underwriting fees and $1,039,364 of other costs.

As of June 30, 2018, we had marketable securities held in the Trust Account of $205,553,055 (including approximately $278,000 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2018, we did not withdraw any interest earned on the Trust Account.

For the six months ended June 30, 2018, cash used in operating activities was $253,362. Net income of $93,157 was impacted by interest earned on marketable securities held in the Trust Account of $286,467, offset by an unrealized loss on marketable securities held in our Trust Account of $8,412. We used $68,464 of cash in operating activities.

We intend to use substantially all of the funds held in the Trust Account to acquire a target business or businesses and to pay our expenses relating thereto, including a deferred underwriting fee payable to our underwriters. To the extent that our capital stock or debt is used, in whole or in part, as consideration to effect a Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products.

As of June 30, 2018, we had cash and cash in escrow of $1,606,120 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, certain of the Company’s initial stockholders, our officers and directors may, but are not obligated to, loan us funds from time to time or at any time as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amount, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $200,000 of such loans may be convertible into Private Units at a price of $10.00 per unit at the option of the lender. The Units would be identical to the Private Units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay VK Consulting an aggregate monthly fee of $7,500 for office space, secretarial and administrative services provided to the Company. We began incurring these fees on May 30, 2018, and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy.

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated May 29, 2018 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated May 29, 2018 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On June 1, 2018, we consummated our Initial Public Offering of 17,500,000 Units, with each Unit consisting of one share of common stock and one warrant. On June 5, 2018, we sold an additional 2,625,000 Units pursuant to the underwriters fully exercising their over-allotment option. Each warrant entitles the holder to purchase one share common stock at a price of $11.50 per share. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Initial Public Offering. The warrants will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Initial Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $16.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The Units in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $201,250,000. Chardan Capital Markets. LLC (“Chardan”) acted as the sole book running manager and I-Bankers Securities, Inc. acted as co-manager. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-223655). The SEC declared the registration statement effective on May 29, 2018.

In connection with the Initial Public Offering, the Company also sold to Chardan, for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $10.00 per unit commencing on the later of November 29, 2018 and the consummation of a Business Combination. The units issuable upon exercise of this option are identical to the Units sold in the Initial Public Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Chardan, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

In connection with the Initial Public Offering, the Company incurred offering costs of $11,101,864 (including an underwriting fee of $5,031,250 and deferred underwriting commissions of $5,031,250 (including fees and commissions in connection with the full exercise of the underwriter’s overallotment option)). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering.

After deducting the underwriting fee (excluding the deferred underwriting commission of $5,031,250, which amount will be payable upon consummation of the Business Combination, if consummated) and the Initial Public Offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Units was approximately $206,679,386 of which $205,275,000 (or $10.20 per Unit sold in the Initial Public Offering) was placed in the Trust Account. As of June 30, 2018, cash held outside the Trust Account was $1,606,120. The net proceeds of the Initial Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 29, 2018, by and between the Registrant and Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated May 29, 2018)
4.1	Warrant Agreement, dated May 29, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated May 29, 2018)
4.2	Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC dated May 29, 2018 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated May 29, 2018)
10.1	Form of Letter Agreements by and between the Registrant and each of the initial stockholders, officers and directors of the Registrant (Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A filed with the SEC on May 21, 2018)
10.2	Investment Management Trust Agreement, dated May 29, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated May 29, 2018)
10.3	Stock Escrow Agreement, dated May 29, 2018, among the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated May 29, 2018)
10.4	Registration Rights Agreement, dated May 29, 2018, among the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated May 29, 2018)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT ACQUISITIONS CORP.

Date: August 13, 2018	By:	/s/ Ilya Ponomarev
	Name:	Ilya Ponomarev
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2018	By:	/s/ Vadim Komissarov
	Name:	Vadim Komissarov
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

