Form 10-Q
period 2018-09-30
Trident Acquisitions Corp.
filed 2018-11-09
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

(646) 229-7549

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of November 8, 2018, 26,306,250 shares of common stock, par value $0.001 per share, were issued and outstanding.

TRIDENT ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Trident Acquisitions Corp.
Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$1,341,086	$143,403
Cash held in escrow	100,000	—
Prepaid expenses	119,962	—
Total Current Assets	1,561,048	143,403

Deferred offering costs	—	403,039
Marketable securities held in Trust Account	206,566,597	—
Security deposit	1,200	1,200
Total Assets	$208,128,845	$547,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$111,188	$—
Income taxes payable	185,215	—
Promissory note – related party	425,000	525,000
Total Current Liabilities	721,403	525,000

Deferred underwriting fee payable	5,031,250	—
Total Liabilities	5,752,653	525,000

Commitments

Common stock subject to possible redemption, 19,256,201 and -0- shares at redemption value as of September 30, 2018 and December 31, 2017, respectively	197,376,187	—

Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,050,049 and 3,737,500 issued and outstanding (excluding 19,256,201 and -0- shares subject to possible redemption) as of September 30, 2018 and December 31, 2017, respectively	7,050	3,737
Additional paid-in capital	4,298,553	21,263
Retained earnings/(Accumulated deficit)	694,402	(2,358)
Total Stockholders’ Equity	5,000,005	22,642
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$208,128,845	$547,642

The accompanying notes are an integral part of these condensed financial statements.

Trident Acquisitions Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating costs	$249,487	$30	$409,622	$385
Loss from operations	(249,487)	(30)	(409,622)	(385)

Other income:
Interest income	1,018,752	—	1,305,219	—
Unrealized loss on marketable securities held in Trust Account	(5,210)	—	(13,622)	—
Other income, net	1,013,542	—	1,291,597	—

Income (loss) before provision for income taxes	764,055	(30)	881,975	(385)
Provision for income taxes	(160,452)	—	(185,215)	—
Net income (loss)	$603,603	$(30)	$696,760	$(385)

Weighted average shares outstanding, basic and diluted (1)	7,033,906	3,250,000	5,320,764	3,250,000

Basic and diluted net loss per common share (2)	$(0.02)	$(0.00)	$(0.05)	$(0.00)

(1)	September 30, 2018 excludes an aggregate of up to 19,256,201 shares subject to redemption and September 30, 2017 excludes an aggregate of 487,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $768,397 and $962,906 for the three and nine months ended September 30, 2018, respectively.

The accompanying notes are an integral part of these condensed financial statements.

Trident Acquisitions Corp.
Condensed Statements of Cash Flows

 (Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash Flows from Operating Activities:
Net income (loss)	$696,760	$(385)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,305,219)	—
Unrealized loss on marketable securities held in Trust Account	13,622	—
Changes in operating assets and liabilities:
Prepaid expenses	(119,962)	—
Accounts payable and accrued expenses	111,188	328
Income taxes payable	185,215	—
Net cash and cash held in escrow used in operating activities	(418,396)	(57)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(205,275,000)	—
Net cash and cash held in escrow used in investing activities	(205,275,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	8,654	—
Proceeds from sale of Units, net of underwriting discounts paid	196,218,750	—
Proceeds from sale of Private Units	11,500,000	—
Proceeds from promissory notes – related parties	300,000	—
Repayment of promissory notes – related parties	(400,000)	—
Payment of offering costs	(636,325)	(55,898)
Net cash and cash held in escrow provided by (used in) financing activities	206,991,079	(55,898)

Net Change in Cash and Cash Held in Escrow	1,297,683	(55,955)
Cash and Cash Held in Escrow – Beginning	143,403	55,955
Cash and Cash Held in Escrow – Ending	$1,441,086	—

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$196,674,614	$—
Change in value of common stock subject to redemption	$701,573	$—
Deferred underwriting fee charged to additional paid in capital	$5,031,250	$—

The accompanying notes are an integral part of these condensed financial statements.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2018
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

At September 30, 2018, the Company had not yet commenced operations. All activity through September 30, 2018 relates to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination.

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

Transaction costs amounted to $11,101,864, consisting of $5,031,250 of underwriting fees, $5,031,250 of deferred underwriting fees and $1,039,364 of other costs. As of September 30, 2018, $1,441,086 of cash was held outside of the Trust Account and was available for working capital purposes.

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
September 30, 2018
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

TRIDENT ACQUISITIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC and declared effective on May 29, 2018, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 7, 2018. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 and December 31, 2017.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Cash held in escrow

At June 1, 2018, the Company placed $856,250 into an escrow account maintained by the Company’s legal counsel (the “Escrowed Amount”). The Escrowed Amount is being held in a non-interest bearing account, is under the Company’s full control and will be released upon written instruction from the Company. In addition, in the event that the Company’s legal counsel has not received notice by the Company to release the Escrowed Amount by July 31, 2018, any remaining portion of the Escrowed Amount will be returned to the Company. On July 3, 2018, the Company extended the date by which the funds were to be released by legal counsel to December 31, 2018. As of September 30, 2018, $100,000 of cash remained in the escrow account.

Marketable securities held in Trust Account

At September 30, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Weighted average shares outstanding at September 30, 2017 were reduced for the effect of an aggregate of 487,500 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 21,275,000 shares of common stock and (2) 1,750,000 shares of common stock and warrants to purchase 1,750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$603,603	$(30)	$696,760	$(385)
Less: Income attributable to shares subject to redemption	(768,397)	—	(962,906)	—
Adjusted net loss	$(164,794)	$(30)	$(266,146)	$(385)

Weighted average shares outstanding, basic and diluted	7,033,906	3,250,000	5,320,764	3,250,000

Basic and diluted net loss per share	$(0.02)	$(0.00)	$(0.05)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018 and December 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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
September 30, 2018
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

The Company repaid an aggregate of $400,000 of the outstanding loans upon the consummation of the Initial Public Offering on June 1, 2018. At September 30, 2018, an aggregate of $425,000 is outstanding under the loans.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 30, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay VK Consulting a monthly fee of $7,500 for office space and secretarial and administrative services. For the three and nine months ended September 30, 2018, the Company incurred $22,500 and $30,000 in fees for these services, respectively.

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
September 30, 2018
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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 7,050,049 and 3,737,500 shares of common stock issued and outstanding (excluding 19,256,201 and -0- shares of common stock subject to possible redemption).

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

TRIDENT ACQUISITIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2018
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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

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
September 30, 2018
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$206,566,597	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2018, we had net income of $603,603 and $696,760, respectively, which consists of interest income on marketable securities held in the Trust Account of $1,018,752 and $1,305,219, respectively, offset by an unrealized loss on marketable securities held in our Trust Account of $5,210 and $13,622, respectively, operating costs of $249,487 and $409,622, respectively, and a provision for income taxes of $160,452 and $185,215, respectively.

For the three and nine months ended September 30, 2017, we had net loss of $30 and $385, respectively, which consists of operating costs.

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

As of September 30, 2018, we had marketable securities held in the Trust Account of $206,566,597 (including approximately $1,292,000 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2018, we did not withdraw any interest earned on the Trust Account.

For the nine months ended September 30, 2018, cash used in operating activities was $418,396. Net income of $696,760 was impacted by interest earned on marketable securities held in the Trust Account of $1,305,219 and an unrealized loss on marketable securities held in our Trust Account of $13,622. Changes in operating assets and liabilities provided $176,441 of cash for operating activities.

For the nine months ended September 30, 2017, cash used in operating activities was $57. Net loss of $385 was offset by changes in operating assets and liabilities, which provided $328 of cash.

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

As of September 30, 2018, we had cash and cash in escrow of $1,441,086 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

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

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

After deducting the underwriting fee (excluding the deferred underwriting commission of $5,031,250, which amount will be payable upon consummation of the Business Combination, if consummated) and the Initial Public Offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Units was approximately $206,679,386 of which $205,275,000 (or $10.20 per Unit sold in the Initial Public Offering) was placed in the Trust Account. As of September 30, 2018, cash held outside the Trust Account was $1,341,086. The net proceeds of the Initial Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

TRIDENT ACQUISITIONS CORP.

Date: November 9, 2018	By:	/s/ Ilya Ponomarev
	Name:	Ilya Ponomarev
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Vadim Komissarov
	Name:	Vadim Komissarov
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)