Form 10-K
period 2018-12-31
Trident Acquisitions Corp.
filed 2019-03-27
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-38508

TRIDENT ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-1996183
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

77 Water St. Fl 8 New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (646) 229-7549

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one share of Common Stock	Nasdaq Capital Market

Common Stock, par value $0.001 per share	Nasdaq Capital Market

Warrants	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2018, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $196,219,000.

The number of shares outstanding of the Registrant’s common stock as of March 15, 2019 was 26,306,250.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRIDENT ACQUISITIONS CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2019

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

CERTAIN TERMS

Unless otherwise stated, references to:

●	“we,” “us” or “our company” refer to Trident Acquisitions Corp.;

●	“insider shares” refer to the 5,031,250 shares of common stock held or controlled by our insiders prior to our initial public offering;

●	“private units” refer to the 1,150,000 units we sold privately to our insiders (and/or their designees) upon consummation of the initial public offering and references to “private shares” and “private warrants” refers to the shares of common stock and warrants, respectively, included within the private units;

●	our “management” or our “management team” refer to our officers and directors;

●	our “public shares” refer to shares of common stock which were sold as part of the units in our initial public offering and references to “public stockholders” refer to the holders of our public shares;

●	our “warrants” or “public warrants” refer to the warrants which were sold as part of the units in our initial public offering; and

●	our “insiders” refer to our officers, directors, and any holder of our insider shares.

part I

ITEM 1.	BUSINESS

Introduction

We are a blank check company formed under the laws of the State of Delaware on March 17, 2016. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. To date, our efforts have been limited to organizational activities, completing our initial public offering and searching for a target business to acquire. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses operating in oil and gas or other natural resources companies in Eastern Europe or interested in expanding into Eastern Europe. We have not selected any target business for our initial business combination.

As Europe is striving to achieve energy independence, we believe that Eastern European oil and gas deposits, which are small and technically difficult to access, will attract the interest of investors and governments. We believe that historical exploration data can be reassessed with new geological knowledge to determine which reserves that were previously considered unrecoverable or uneconomic can be profitably recovered.

Initial Public Offering

On June 1, 2018, we consummated our initial public offering of 17,500,000 Units, with each Unit consisting of one share of common stock and one warrant (the “Initial Public Offering”). On June 5, 2018, we sold an additional 2,625,000 Units pursuant to the underwriters fully exercising their over-allotment option. Each warrant entitles the holder to purchase one share common stock at a price of $11.50 per share. Each warrant will become exercisable on the later of 30 days after the completion of our initial business combination (the “Business Combination”) or 12 months from the closing of the Initial Public Offering. The warrants will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Initial Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $16.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders. The Units in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $201,250,000.

In connection with the Initial Public Offering, the Company also sold to the Chardan Capital Markets LLC, the representative of the underwriters (“Chardan”), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $10.00 per unit commencing on the later of November 29, 2018 and the consummation of a Business Combination. The units issuable upon exercise of this option are identical to the Units sold in the Initial Public Offering.

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

Market Overview

Europe has well developed industries and a large population, although it experiences a deficit of energy resources. Until 2040, European net imports of gas are projected to grow due to transition away from coal and nuclear energy, and are currently in excess of 310 billion cubic meters of gas per annum.1

All of the European states except Norway and Romania are energy-dependent. Traditionally, Europe relied on oil and gas coming from four major sources: The Middle East, Russia, North Africa and Norway. While the largest supplier for Western Europe is currently Norway, almost all of the energy for Eastern Europe comes from Russia (35% of all European consumption of natural gas is delivered by Gazprom)2.

Russia’s recent military and political offensive in Ukraine has triggered an intense desire within the European Union to secure energy independence. War in Ukraine is feared to be disruptive for major gas pipelines from Russia to the European Union (2/3 of Gazprom’s total supply). In July 2017, U.S. President Donald Trump stood beside his Polish counterpart, Andrzej Duda, in Warsaw and promised to help wean the nation off Russian energy imports, “so that you can never be held hostage to a single supplier.”3

Promising deposits are located within three regions: Western (Germany, France, UK); Central (Poland, Lithuania, Western Ukraine, Romania, Bulgaria, Slovakia, Hungary, Serbia); and Eastern (Eastern Ukraine).4The Western region will be unlikely to be developed within the foreseeable future because of political reasons in host countries (with the exception of the UK, but its potential is the smallest among three) and the Eastern region, which currently produces more oil and gas than the other regions, is located near the Russia-Ukraine border, which makes it unattractive for additional near-term investment. That leaves the Central region as the area of development on which we intend to focus.

Two of the most promising countries in Europe for exploration and development of oil and gas are Ukraine and Poland.

Ukraine

Ukraine has three separate basins that have oil and gas deposits. Although not widely known, Ukraine was a major gas producing region in the Soviet Union until late 1970s, when new fields in Western Siberia were developed. Production was cut not because of depletion, but because of difficult reservoir characteristics and military risks (the proximity to Western borders of USSR). After Ukraine claimed its independence in 1991, there was virtually no additional development.

Naftogaz of Ukraine: http://www.naftogaz.com/www/3/nakweben.nsf/0/69CDD708EEFC16B4C22570D8003432CC/$file/small5.jpg

Ukraine’s Eastern basin was a focus for Shell, but war with Russia has disrupted exploration drilling in the area5. Ukraine’s Western basin was of interest to Chevron, but it decided to shutdown its European explorations altogether, including exploration in Romania and Ukraine, to focus on already discovered offshore properties due to low energy prices5. The Southern basin is located next to Odessa, and stretches from onshore (primarily oil) to offshore (more gas) Black Sea locations. Active exploration in the areas adjacent to Romania and Crimea are carried by ExxonMobil, OMV, and Lukoil6.

New Ukrainian laws recently significantly decreased the tax rate for royalty payments.7 As major oil and gas companies failed develop economic quantities of oil, small companies have found their niches in both Eastern and Western Ukraine, and many produce commercially, despite the continuing crisis with Russia.

Poland

Chevron, ConocoPhillips, ExxonMobil and Marathon were all developing assets in Poland until recently. Each of them has decided not to pursue development because they did not feel that they could be commercially successful. National oil & gas company PGNiG is still active and producing limited quantities of hydrocarbons.

We believe that the weak results of the first wells drilled by major oil companies can be explained by, among other things, the size and bureaucratic nature of large oil companies, which increased their costs of producing oil and gas to such an extent that it made the region uneconomic at current prices for oil and gas.

Our Investment strategy

We want to take advantage of privately held Eastern European oil and gas operating companies that have significant production volume and positive cash flows, but little or no reserves. By acquiring a company with undeveloped reserves and hiring companies that have engineering and geological expertise to develop the reserves, we believe that we will be able to create value for our investors.

We anticipate targeting companies with recoverable reserves in Romania, Poland, Ukraine and other Eastern European countries. We also intend to target companies with operations outside of Eastern Europe that are interested in expanding in Eastern Europe.

Our team

Our executive officers and directors have extensive experience in starting and managing industrial businesses in Eastern Europe, in particular in the energy sector. As a group, they combine Western business practice experience and technical know-how with extensive government and business networks that are crucial to success in the region. Our officers and directors also have extensive experience in identifying, negotiating with and conducting due diligence on companies targeted for acquisition and consummating acquisitions of energy companies. Our management team, however, does not have prior experience in pursuing acquisitions on behalf of blank check companies and past performance by our management team is not a guarantee of success with respect to locating a target business to acquire.

Subsequent to the consummation of our initial business combination, we believe that the strengths of our management team, particularly their international experience and technical knowhow, will be valuable to any business in Ukraine with which we consummate our initial business combination, although the specific roles, if any, they may have following our initial business combination cannot be determined at this time.

Competitive strengths

We believe our competitive strengths to be the following:

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company, such as our lack of an operating history and our requirements to seek stockholder approval of any proposed initial business combination and provide holders of public shares the opportunity to convert their shares into cash from the trust account, as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Transaction flexibility

We offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and it may not be available to us.

Competitive Weaknesses

We believe our competitive weaknesses to be the following:

Limited Financial Resources

Our financial reserves will be relatively limited when contrasted with those of venture capital firms, leveraged buyout firms and operating businesses competing for acquisitions. In addition, our financial resources could be reduced because of our obligation to convert shares held by our public stockholders as well as any tender offer we conduct.

Lack of experience with blank check companies

Our management team is not experienced in pursuing business combinations on behalf of blank check companies. Other blank check companies may be sponsored and managed by individuals with prior experience in completing business combinations between blank check companies and target businesses. Our managements’ lack of experience may not be viewed favorably by target businesses.

Limited technical and human resources

As a blank check company, we have limited technical and human resources. Many venture capital funds, leveraged buyout firms and operating businesses possess greater technical and human resources than we do and thus we may be at a disadvantage when competing with them for target businesses.

Delay associated with stockholder approval or tender offer

We may be required to seek stockholder approval of our initial business combination. If we are not required to obtain stockholder approval of an initial business combination, we will allow our stockholders to sell their shares to us pursuant to a tender offer. Both seeking stockholder approval and conducting a tender offer will delay the consummation of our initial business combination. Other companies competing with us for acquisition opportunities may not be subject to similar requirement, or may be able to satisfy such requirements more quickly than we can. As a result, we may be at a disadvantage in competing for these opportunities.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we close a business combination. We intend to utilize cash derived from the proceeds our initial public offering, the sale of our private units, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of our initial public offering are intended to be applied generally toward effecting a business, the proceeds are not otherwise being designated for any more specific purposes. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

While we have not yet identified any initial business combination candidates, we believe based on our management’s business knowledge and past experience that there are numerous business combination candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Except for the $7,500 per month administrative services fee, in no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors, director nominees or insiders. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that one or more target businesses have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Therefore, the fair market value of the target business will be calculated prior to any conversions of our shares in connection with a business combination and therefore will be a minimum of approximately $161,769,000 in order to satisfy the 80% test. While the fair market value of the target business must satisfy the 80% test, the consideration we pay the owners of the target business may be a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities. The exact nature and amount of consideration would be determined based on negotiations with the target business, although we will attempt to primarily use our equity as transaction consideration. There is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses.

To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	return on equity or invested capital;

●	market capitalization or enterprise value;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business. The retention of our officers and directors following the completion of any business combination will not be a material consideration in our evaluation of a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. Therefore, the fair market value of the target business will be calculated prior to any conversions of our shares in connection with a business combination and therefore will be a minimum of $161,000,000 in order to satisfy the 80% test. While the fair market value of the target business must satisfy the 80% test, the consideration we pay the owners of the target business may be a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities.  The exact nature and amount of consideration would be determined based on negotiations with the target business, although we will attempt to primarily use our equity as transaction consideration. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. However, if we seek to consummate an initial business combination with an entity that is affiliated with any of our officers, directors or insiders and are therefore required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view, we may ask that banking firm to opine on whether the target business met the 80% fair market value test. Nevertheless, we are not required to do so and could determine not to do so without consent of our stockholders.

Lack of Business Diversification

We expect to complete only a single business combination, although this process may entail simultaneous business combinations with several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously consummate our initial business combination with several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With a business combination with several businesses, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations and the additional risks associated with the subsequent assimilation of the operations and services or products of the target companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders (but not our insiders, officers or directors) may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and therefore avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or whether we will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. We anticipate that our business combination could be completed by way of a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar transaction. Stockholder approval will not be required under Delaware law if the business combination is structured as an acquisition of assets of the target company, a share exchange with target company stockholders or a purchase of stock of the target company; however, Nasdaq rules would require us to obtain stockholder approval if we seek to issue shares representing 20% or more of our outstanding shares as consideration in a business combination. A merger of our company into a target company would require stockholder approval under Delaware law. A merger of a target company into our company would not require stockholder approval unless the merger results in a change to our certificate of incorporation, or if the shares issued in connection with the merger exceed 20% of our outstanding shares prior to the merger. A merger of a target company with a subsidiary of our company would not require stockholder approval unless the merger results in a change in our certificate of incorporation; however, Nasdaq rules would require us to obtain stockholder approval of such a transaction if we week to issue shares representing 20% or more of our outstanding shares as consideration.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will provide our stockholders with an opportunity to tender their shares to us pursuant to a tender offer pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

In the event we allow stockholders to tender their shares pursuant to the tender offer rules, our tender offer will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not purchase public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or Nasdaq requirements, or we decide to obtain stockholder approval for business or other legal reasons, we will:

●	permit stockholders to convert their shares in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide stockholders with the conversion rights described above upon completion of the initial business combination.

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until December 1, 2019 in order to be able to receive a portion of the trust account.

Our insiders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock into the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

Depending on how a business combination was structured, any stockholder approval requirement could be satisfied by obtaining the approval of either (i) a majority of the shares of our common stock that were voted at the meeting (assuming a quorum was present at the meeting), or (ii) a majority of the outstanding shares of our common stock. Because our insiders, officers and directors collectively beneficially own approximately 23.5% of our issued and outstanding shares of common stock, a minimum of approximately 395,313 public shares, or 2.0% of the outstanding shares of our common stock (if the approval requirement was a majority of shares voted and the minimum number of shares required for a quorum attended the meeting), would need to be voted in favor a business combination in order for it to be approved.

None of our insiders or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we seek stockholder approval of a business combination and if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, we or our insiders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. No funds from the trust account can be released from the trust account prior to the consummation of a business combination to make such purchases (although such purchases could be made using funds available to us after the closing of a business combination). We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Notwithstanding the foregoing, we or our insiders or their affiliates will not make purchases of shares of common stock if the purchases would violate Sections 9(a)(2) or 10(b) of the Exchange Act or Regulation M, which are rules that prohibit manipulation of a company’s stock, and we and they will comply with Rule 10b-18 under the Exchange Act in connection with any open-market purchases. If purchases cannot be made without violating applicable law, no such purchases will be made. The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Our insiders anticipate that they may identify the stockholders with whom our insiders or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our insiders or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination.

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his or her shares of common stock be converted for a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes (approximately $10.30 per share as of December 31, 2018). Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or hers, or any other person with whom he or she is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in our initial public offering. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him or her, or his or her affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By not allowing a stockholder to convert more than 20% of the shares of common stock sold in our initial public offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

None of our insiders, officers or directors will have the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity with respect to any shares of common stock owned by them, directly or indirectly.

We may also require public stockholders who wish to convert, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his or her shares if he or she wishes to seek to exercise his or her conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise conversion rights. This is because a holder would need to deliver shares to exercise conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to deliver their shares prior to the vote on the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his or her shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his or her certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination by December 1, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the warrants will expire and holders of warrants will receive nothing upon a liquidation with respect to such warrants, and the warrants will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the termination of our life and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our insiders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.20 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters from our initial public offering against certain liabilities, including liabilities under the Securities Act. Our board of directors has evaluated our insiders’ financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, our insiders may not be able to satisfy their indemnification obligations, as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.20 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares.

We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.20.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by December 1, 2019, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

●	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation;

●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

●	Our insiders receiving compensation in connection with a business combination; and

●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors have fiduciary obligations to us requiring that they act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of our initial public offering, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination;

●	our outstanding warrants and unit purchase options, and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting commission to Chardan Capital Markets, LLC upon consummation of our initial business combination;

●	our obligation to either repay working capital loans that may be made to us by our insiders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any shares issued to our insiders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in connection with an initial business combination with a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled accounting principles generally accepted in the United States of America (“GAAP”) or International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). A particular target business identified by us as a potential business combination candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to consummate our initial business combination with the proposed target business.

We may be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the fiscal year ending December 31, 2019. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We currently maintain our principal executive offices at 77 Water St, Fl 8, New York, NY 10005. The cost for this space is included in the $7,500 per-month fee (subject to deferral as described herein) payable to VK Consulting, Inc., a company owned by Vadim Komissarov, one of our officers, for office space, utilities and secretarial services. Our agreement with VK Consulting, Inc. provides that commencing on the date that our securities are first listed on the Nasdaq Capital Market and until we consummate a business combination, such office space, as well as utilities and secretarial services, will be made available to us as may be required from time to time. We believe that the fee charged by VK Consulting, Inc. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “TDACU” on May 30, 2018. The common stock and warrants comprising the units began separate trading on Nasdaq on June 13, 2018, under the symbols “TDAC” and “TDACW”, respectively.

Holders of Record

At March 15, 2019, there were 26,306,250 shares of our common stock issued and outstanding held by 27 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

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

In connection with the Initial Public Offering, the Company also sold to Chardan, for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $10.00 per unit commencing on the consummation of a Business Combination. The units issuable upon exercise of this option are identical to the Units sold in the Initial Public Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Chardan, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

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

After deducting the underwriting fee (excluding the deferred underwriting commission of $5,031,250, which amount will be payable upon consummation of the Business Combination, if consummated) and the Initial Public Offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Units was $206,679,386 of which $205,275,000 (or $10.20 per Unit sold in the Initial Public Offering) was placed in the Trust Account. As of December 31, 2018, cash held outside the Trust Account was $1,255,817. The net proceeds of the Initial Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Form 10-K

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a blank check company formed under the laws of the State of Delaware on March 17, 2016 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of the private units, our securities, debt or a combination of cash, securities and debt, in effecting our business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2018 were organizational activities and those necessary to prepare for the initial public offering and, after our initial public offering, identifying a target company for a business combination. Following the initial public offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2018, we had net income of $1,404,083, which consists of interest income on marketable securities held in the Trust Account of $2,474,008 and an unrealized gain on marketable securities held in our Trust Account of $4,054, offset by operating costs of $699,334, and a provision for income taxes of $374,645.

For the year ended December 31, 2017, we had net loss of $387, which consists of operating costs.

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

As of December 31, 2018, we had marketable securities held in the trust account of $207,753,062 (including approximately $2,478,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2018, we did not withdraw any interest earned on the trust account.

For the year ended December 31, 2018, cash used in operating activities was $603,665. Net income of $1,404,083 was affected by interest earned on marketable securities held in the trust account of $2,474,008, an unrealized gain on marketable securities held in our trust account of $4,054 and deferred income taxes of $851. Changes in operating assets and liabilities provided $469,463 of cash for operating activities.

For the year ended December 31, 2017, cash used in operating activities was $387, which was comprised of our net loss of $387.

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

As of December 31, 2018, we had cash of $1,255,817 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, certain of our initial stockholders, our officers and directors may, but are not obligated to, loan us funds from time to time or at any time as may be required. If we complete a business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amount, but no proceeds from our trust account would be used to repay such loaned amounts. Up to $200,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay VK Consulting an aggregate monthly fee of $7,500 for office space, secretarial and administrative services provided to the Company. We began incurring these fees on May 30, 2018, and will continue to incur these fees monthly until the earlier of the completion of a business combination and our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

part III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors, director nominees and executive officers are as follows:

Name	Age	Position
Ilya Ponomarev	42	Chief Executive Officer and Director
Edward S. Verona	63	Non-Executive Chairman and Director
Oleksii Tymofiev	40	Chief Operating Officer
Vadim Komissarov	46	President, Chief Financial Officer and Director
Michael Wilson	52	Secretary and Treasurer
Thomas Gallagher	69	Director
Gennadii Butkevych	59	Director

Ilya Ponomarev has served as our director since our inception and has been our Chief Exective Officer since February 15, 2018. From December 2007 to the present, Hon. Ponomarev served an opposition member of Russian Parliament — State Duma representing Novosibirsk — the capital of Siberia, and is chairing Innovations and Venture Capital (formerly Hi-Tech development) subcommittee. Although he was a member of parliament until 2016, after his lone vote against the war between Russia and Ukraine, he was not permitted to return to Russia after traveling to the United States. In April 2015, the Russian parliament lifted Mr. Ponomarev’s diplomatic immunity and allowed a prosecutor to bring charges of misappropriation of funds belonging to Skolkovo Foundation against Mr. Ponomarev, in what was widely reported as a politically motivated prosecution. The case remains open and Mr. Ponomarev would be subject to arrest if he returned to Russia. Earlier Ilya Ponomarev held various positions in government offices and private companies, including Vice president of Yukos Oil Company, a large Russian oil and gas company, and prior to that Director for CIS Business Development and Marketing for Schlumberger Oilfield Services. Ilya Ponomarev holds BSc in Physics from Moscow State University and Master of Public Administration from Russian State Social University. He is an author of a number of research papers and magazine articles about new economy development, energy, regional policies, education and international relations. We believe that Mr. Ponomarev is qualified to serve as a member of our Board of Directors because his understanding of new technologies in oil & gas field and his international network of political and business leaders.

Edward S. Verona has served as our director and Chairman of the Board since April 29, 2016. Mr. Verona has been a Senior Director of McLarty Associates, an international affairs advisory business since June 2014. Prior to joining McLarty, Mr. Verona served for five years as President of the US-Russia Business Council (USRBC), where he led the Council’s efforts to provide government relations services to American and Russian companies and facilitate American entry into the Russian market. Before joining USRBC, Mr. Verona spent many years in the energy sector and in the U.S. Foreign Service, posted in former Soviet states and in Latin America. He was Executive Director of the Moscow-based Petroleum Advisory Forum from December 1996 to August 1998. From August 1998 to August 2003 he held various positions with Texaco and ChevronTexaco, including Head of Representation for Texaco in Russia and Kazakhstan and Vice President for Government and Public Affairs for Latin America, based in Caracas, Venezuela. Subsequently, he served as Vice President of ExxonMobil Russia from June 2006 to August 2008, with responsibility for government and public affairs. Mr. Verona began his energy sector career working for Shell Oil Company in New York City, and first worked on energy issues in Russia in 1996 as Executive Director of the Moscow-based Petroleum Advisory. He has served as Chairman of the Kazakhstan Petroleum Association and as Chief Representative of Barrick Gold in Russia. Prior to joining Texaco, Mr. Verona served for seven years in the US Foreign Service as Economic Officer in Mexico City, Brasilia, and Moscow. In 1980, he joined mining and oil & gas equipment manufacturer Ingersoll-Rand as Special Representative posted in Bolivia, Ecuador, and Miami. Mr. Verona graduated from the University of Arizona with a Bachelor’s degree in Political Science, and he received a Master’s of International Management from the American Graduate School of Global Management (Thunderbird). He speaks Russian, Spanish, and Portuguese. We believe that Mr. Verona is qualified to serve as a member of our Board of Directors because of his experience in the oil & gas industry, his in-depth, hands-on knowledge of Eastern European business environments, and his prominent international government affairs roles.

Oleksii Tymofiev has served as our Chief Operating Officer since February 15, 2018. He was our Chief Executive Officer from April 29, 2016 until February 15, 2018. Since August 2015, Mr. Tymofiev has been the Chief Executive Officer at Ukrteploenergo Ltd., where he has been responsible for the development and implementation of a turnaround strategy at the company, which is an owner-operator of heat-and-power plants in the Ukraine with over 4,000 employees and $200 million in revenue in 2015. From March 2010 until August 2015 he served in a variety of positions with PJSC Smart Holding, an investment company, most recently as general director. Prior to Smart-Holding Group, Mr. Timofieiev was Executive Board Member and Head of Investments and Equity Department at Naftogaz of Ukraine NJSC, the state holding company operating in the field of oil and gas production and transportation. Mr. Timofieiev joined Neftogaz after her served as Head of Legal department at another state oil & gas enterprise PJSC Ukrgazvydobuvannya, largest gas production company of Ukraine. Mr. Timofieiev holds Ph.D. in Law from Frunze Simferopol State University (1998) and International Economic Relations degree from Karazin Kharkiv National University (2010).

Vadim Komissarov has served as our President since our inception. Mr. Komissarov was appointed our Chief Financial Officer and to the Board of Directors on April 29, 2016. Prior to April 29, 2016, Mr. Komissarov served as our Secretary and Treasurer. In March 2015, Mr. Komissarov founded VK Consulting, Inc., a financial advisory services firm for which he is a director. Prior to that, from August 2014 until April 2015, Mr. Komissarov was an advisor to UMW Technology and UMW corporation Sdn Bhd. From September 2009 until March 2014 he was the co-founder and head of investment banking from Globex Capital, an investment banking and financial advisory firm. Mr. Komissarov started his investment banking career in New York working for international banks, including Merrill Lynch and Bank of New York, handling private equity transactions and ADR programs for Eastern European clients. Mr. Komissarov holds an MBA degree from NYU’s Stern School of Business. We believe that Mr. Komissarov is qualified to serve as a member of our Board of Directors because of his expertise in international investment banking, mergers and acquisition experience in Eastern Europe and CIS countries, and his appointments on the Board of Directors of prominent Eastern European financial institutions.

Michael Wilson has served as our Secretary and Treasurer since April 29, 2016. Mr. Wilson has been self employed as a consultant since September 2015. Prior to that, from February 2014 until July 2015, Mr. Wilson was responsible for finance and back-office operations in the capacity of Chief Operating Officer of the Trout Group LLC, an investor relations and broker-dealer group. From March 2012 until December 2013, Mr. Wilson was engaged as principal to restructure the finances and operations of Pompei A.D. LLC, an international branding and strategy firm with Fortune 500 clients. From September 2009 until November 2011, Mr. Wilson served as the Managing Director for VEB Capital Americas, Inc. and President — US Office for Globex Capital. Previously, he served for nearly 3 years as a Senior Managing Director for a private family equity investment group DEH Family Holdings that had business ranging from Real-Estate to Technology. For 8 years prior to that, Mr. Wilson served as the Vice President of Strategy and Market Development for Active International, a leading alternative asset trading company at which he developed funding structures around non-monetary transactions and established the firm’s activities in South Korea and Russia.  Prior to that, he served as Chief Financial Officer of Entersoft, an OLTP monitoring software company. Mr. Wilson started his career in accounting at Coopers & Lybrand after completing a dual concentration in Finance and Accounting from Northeastern University. Mr. Wilson completed his graduate work in Finance and International business at NYU’s Stern Graduate School of Business.

Thomas Gallagher has served as our director since April 29, 2016. Since 2009 Mr. Gallagher has been the Chairman of Exchequer Capital GmbH, a wealth advisory firm. Mr. Gallagher serves as a directors of a number of private companies, as well as serving as an Advisor to the Chairman, Eurasian Bank, Kazakhstan on Private Banking, and to the Chairman, SkyBridge Capital AG in Zürich, Switzerland. He was the Head of Alternative Investments, Valartis Asset Management from February 2008 to September 2008. Prior to that since 2003 he worked for Moore Capital Management as Director of European Wealth Management in Alstra Capital Management, and a Director of the Fund Investment Group. From 2000–2003 he was the founder in Oak Hill Platinum Partners, doing financial & institutional fundraising and products consulting. Earlier in his career he worked as legislation Counsel in Joint Committee on Taxation of The Congress of the United States and later worked at Counsel in Davis Polk & Wardwell; Milbank, Tweed, Hadley & McCloy; Gallagher & Blitz; Chadborne & Parke; and O’Connor & Hannan. Mr. Gallagher has LL.M., Yale Law School, J.D., Magna Cum Laude, Loyola Law School (N.O.), A.B., Villanova University. We believe that Mr. Gallagher is qualified to serve as a member of our Board of Directors because of his experience in fund management, his international investment risk management expertise, and his relationships with prominent business leaders in Eastern Europe and CIS countries..

Gennadii Butkevych has served as our director since February 15, 2018. Mr. Butkevych founded Agrotechbusines LLC in 1999 and has grown from a single grocery kiosk to one of the largest chain of discount supermarkets in Ukraine. In 2013 Mr. Butkevych co-founded ATB Corporation and Agrotechbusines LLC was merged into the new entity, becoming ATB-Market Company, and for which Mr. Butkevych serves as Director. ATB currently has 920 locations in over 230 cities and towns in Ukraine. Orphanage No. 1 of Dnepr city has been sponsored by ATB Corporation since January 14, 2014. Mr. Butkevych founded and is the honorary Chairman of the “Dnepr Open” amateur tennis tournament. As the owner of the Equides Equestrian Club — the home of frequent inter-regional and international events — Mr. Butkevych sponsors the Ukrainian horse riding national youth sports team. Mr. Butkevych is a graduate of Dnipropetrovsk Engineer and Architecture Institute  and holds an MS degree in Engineering. We believe that Mr. Butkevych is qualified to serve as a member of our Board of Directors because of his track record of building successful businesses from the ground up, high ethical standards, community involvement, and his connections to business people in Eastern Europe.

Number and Terms of Office of Officers and Directors

Our board of directors has five members, three of whom are “independent” under SEC and Nasdaq rules. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Vadim Komissarov and Thomas Gallagher, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Edward S. Verona and Gennadii Butkevych, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Ilya Ponomarev, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a chairman of the board, vice chairman of the board, chief executive officer, president, chief financial officer, vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors had determined that Thomas Gallagher, Edward S. Verona and Gennadii Butkevych are “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

Audit Committee

We stablished an audit committee of the board of directors at the closing of our initial public offering, which consists of Thomas Gallagher, Edward S. Verona and Gennadii Butkevych, each of whom is an independent director. Thomas Gallagher serves as chairman of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Thomas Gallagher qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We established a compensation committee of the board of directors at the closing of our initial public offering consisting of Thomas Gallagher, Edward S. Verona and Gennadii Butkevych, each of whom is an independent director. Edward S. Verona serves as chairman of the compensation committee. We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our President and Chief Executive Officer’s compensation, evaluating our President and Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President and Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Thomas Gallagher, Edward S. Verona and Gennadii Butkevych will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

We may not have a compensation committee in place prior to the completion of our initial business combination. Any executive compensation matters that arise prior to the time we have a compensation committee in place will be determined by our independent directors. None of our directors who currently serve as members of our compensation committee is, or has at any time in the past been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any other entity that has one or more executive officers serving on our board of directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our compensation committee.

Code of Ethics

We adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors and insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private units. Furthermore, our insiders (and/or their designees) have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) December 1, 2019. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers, directors and director nominees:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Vadim Komissarov	VK Consulting, Inc.	Financial Advisory Services	Director
Edward S. Verona	McLarty Associates	International Affairs Advisory Services	Senior Director
Thomas Gallagher	Exchequer Capital GmbH	Wealth Advisory Services	Chairman
Gennadii Butkevych	ATB Corporation	Groceries production and retail, sports & recreation	Director

Our insiders, officers and directors, have agreed to vote any shares of common stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their insider shares and private shares if we are unable to complete our initial business combination within the required time frame. If they purchase shares of common stock in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to convert such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). In no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, as set forth in our certificate of incorporation, such indemnification will not extend to any claims our insiders may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us.

Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except that one director filed a late Form 3 and Ilya Ponomarev filed a late Form 4 relating to certain transfers of stock pursuant to outstanding options, and Vadim Komissarov filed a late Form 4 relating to the acquisition of shares pursuant to the exercise of an outstanding option.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

Executive Compensation

No executive officer or director has received any cash compensation for services rendered to us. Beginning at the closing of our initial public offering through the completion of our initial business combination with a target business, we will pay to VK Consulting, Inc., a company owned by Vadim Komissarov, one of our officers, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. Other than the $7,500 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

ITEM 12.           SECUR ITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 15, 2019 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 15, 2018, we had 26,306,250 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 15, 2019 and the rights are not convertible within 60 days of March 15, 2019.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock		Approximate Percentage of Outstanding Shares of Common Stock
Oleksii Tymofiev	3,000		*
Vadim Komissarov(2)	115,000		*
Michael Wilson	1,500		*
Ilya Ponomarev(3)	1,842,440	(4)	7.0%
Edward S. Verona	20,000		*
Woodborough Investments, Ltd. (4)	100,000		*
Eastpower OÜ(5)	1,502,440		5.7%
Polar Asset Management Partners Inc.(6)	2,426,405		9.2%
Weiss Asset Management LP (7)	2,126,138		8.1%
WAM GP LLC (7)	2,126,138		8.1%
Andrew M. Weiss, PH.D. (7)	2,126,138		8.1%
Hudson Bay Capital Management LP(8)	1,650,000		6.3%
Sander Gerber(8)	1,650,000		6.3%
All directors, director nominees and executive officers as a group (6 individuals)	2,081,940		7.9%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 77 Water St, Fl 8, New York, NY 10005.

(2)	Includes the 100,000 shares underlying the private units held by Woodborough Investments, Ltd. over which Vadim Komissarov has voting and dispositive power.
(3)	Represents shares owned by Eastpower OÜ and Fivestar OÜ. Ilya Ponomarev is the sole director of both Eastpower OÜ and Fivestar OÜ.
(4)	Vadim Komissarov has voting and dispositive power over such shares.
(5)	Ilya Ponomarev is the sole director of Eastpower OÜ.
(6)	Based on a Schedule 13G filed by the reporting person. The reporting person has a business address of 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(7)	Based on a Schedule 13G filed by the reporting person. The reporting person has a business address of 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Weiss Asset Management is the sole investment manager to a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership. Each of WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein.
(8)	Based on a Schedule 13G filed by the reporting person. The reporting person has a business address of 777 Third Avenue, 30th Floor, New York, NY 10017. Hudson Bay Capital Management LP serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the shares of Common Stock reported herein are held. As such, the Investment Manager may be deemed to be the beneficial owner of all shares of Common Stock held by Hudson Bay Master Fund Ltd. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities.

All of the insider shares outstanding prior to the date of our initial public offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of our initial business combination and the date the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the insider shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination or earlier in either case if, subsequent to our initial business combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) transfers among the insiders, to our officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, (6) private sales made at prices no greater than the price at which the securities were originally purchased or (7) transfers to us for cancellation in connection with the consummation of an initial business combination, in each case (except for clause 7) where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be, as well as the other applicable restrictions and agreements of the holders of the insider shares. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the insider shares.

In order to meet our working capital needs, our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $200,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2016, we sold an aggregate of 3,737,500 shares of our common stock for $25,000, or approximately $.007 per share, to VK Consulting, Inc., which is controlled by Vadim Komissarov. On April 11, 2016, VK Consulting, Inc. sold the number of our shares of common stock indicated in the table below to persons indicated at a price of $0.007 per share:

Name	Number of Shares
Edward S. Verona	3,000
Ilya Ponomarev	1,308,125
Oleksii Tymofiev	3,000
Patimat Akhmedova	200,000
Thomas J. Gallagher	3,000
Timur Alasania	186,875
Vadim Komissarov	186,875
Viktor Topolov	3,000

On March 1, 2017, VK Consulting, Inc. sold the number of our shares of common stock indicated in the table below to persons indicated at a price of $0.007 per share:

Name	Number of Shares
Eastpower OÜ	1,700,000
Fivestar OÜ	143,625

On March 1, 2017, Ilya Ponomarev sold the number of our shares of common stock indicated in the table below to persons indicated at a price of $0.007 per share:

Name	Number of Shares
Fivestar OÜ	1,308,125

On March 1, 2017, Timur Alasaniya sold the number of our shares of common stock indicated in the table below to persons indicated at a price of $0.007 per share:

Name	Number of Shares
Fivestar OÜ	186,875

On March 1, 2017, Vadim Komissarov sold the number of our shares of common stock indicated in the table below to persons indicated at a price of $0.007 per share:

Name	Number of Shares
Fivestar OÜ	150,375
Dmitry Nekrasov	35,000
Michael Wilson	1,500

On February 15, 2018, we sold an additional 1,293,750 shares of our common stock for $8,653.85, or approximately $.007 per share, to Eastpower OÜ, which is controlled by Ilya Ponomarev.

On February 15, 2018, Eastpower OÜ sold the number of our shares of common stock indicated in the table below to persons indicated at a price of $0.007 per share:

Name	Number of Shares
Woodborough Investments	100,000
Vadim Komissarov	15,000
Viktoriia Tushishvili	11,240
Viktoria Finance OÜ	60,000
Channingwick Limited	500,000
BVG Group	500,000
Suncroft Company S.A.	58,350

On February 15, 2018, Fivestar OÜ sold the number of our shares of common stock indicated in the table below to persons indicated at a price of $0.007 per share:

Name	Number of Shares
Brandleader OÜ	52,000
MultiLux OÜ	600,000
Lake Street Fund LP	55,000
Mount Wilson Global Fund LP	15,000
FLOCO Ventures LLC	100,000
KN Consulting Inc.	135,000
Atidan Ventures LLC	20,000
Edward S. Verona	17,000
Dmitry Nekrasov	45,000
Timur Alasania	15,000
Noretor OÜ	100,000
Fabiner Ltd.	15,000
Marat Rosenberg	15,000

On May 7, 2018, Viktor Topolov sold 3,000 shares of our common stock to Eastpower OÜ at a price of $0.007 per share.

Channingwick Limited, BGV Croup Limited. Lake Street Fund L.P., Mount Wilson Global Fund L.P., and FLOCO Ventures LLC, certain of our stockholders, purchased, pursuant to written purchase agreements with us, 1,150,000 private units for a total purchase price of $11,500,000, from us. These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering. The private units are identical to the units sold in our initial public offering. However, the holders have agreed (A) to vote their private shares and any public shares acquired in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 1, 2019, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the private shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 1, 2019 and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

In order to meet our working capital needs, our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $200,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

The holders of our insider shares, as well as the holders of the private units (and underlying securities) and any shares our insiders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

VK Consulting, Inc., a company owned by Vadim Komissarov, one of our officers, has agreed that, commencing on the date of our initial public offering through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay VK Consulting, Inc. $7,500 per month for these services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. We believe that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person.

In December 2016, VK Consulting, Inc., a company owned by Vadim Komissarov, one of our officers, loaned us $425,000 to cover expenses related to the initial public offering. The loan is payable without interest at the closing of a business combination.

In October 2017, Edward S. Verona, one of our directors, loaned us $100,000 to cover expenses related to the initial public offering. The loan was repaid at the closing of the initial public offering.

In February 2018, (i) Atidan Ventures, LLC, one of our stockholders, loaned to us $100,000 to cover expenses related to the initial public offering, and (ii) FLOCO Ventures, LLC, one of our stockholders, loaned us $200,000 to cover expenses related to the initial public offering. The loans were repaid at the closing of the initial public offering.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our insiders or any of the members of our management team, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, board, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our insiders, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated stockholders from a financial point of view. In no event will our insiders, or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2018 and 2017 totaled approximately $91,100 and $40,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2018 and 2017.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2018 and 2017.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2018 and 2017.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statemets:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included or incorporated by reference in Item 8 therein.
(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable
(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 29, 2018, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2018)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

4.4	Warrant Agreement, dated May 29, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

4.5	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2018)

10.2	Investment Management Trust Account Agreement, dated May 29, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

10.3	Stock Escrow Agreement, dated May 29, 2018, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

10.4	Registration Rights Agreement, dated May 29, 2018, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2018)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT ACQUISITIONS CORP.

Dated: March 26, 2019	By:	/s/ Vadim Komissarov
	Name:	Vadim Komissarov
	Title:	President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilya Ponomarev	Chief Executive Officer and Director	March 26, 2019
Ilya Ponomarev	(Principal Executive Officer)

/s/ Vadim Komissarov	President, Chief Financial Officer and Director	March 26, 2019
Vadim Komissarov	(Principal Financial and Accounting Officer)

/s/ Edward S. Verona	Non-Executive Chairman and Director	March 26, 2019
Edward S. Verona

/s/ Gennadii Butkevych	Director	March 26, 2019
Gennadii Butkevych

/s/ Thomas Gallagher	Director	March 26, 2019
Thomas Gallagher

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 29, 2018, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2018)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

4.4	Warrant Agreement, dated May 29, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

4.5	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2018)

10.2	Investment Management Trust Account Agreement, dated May 29, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

10.3	Stock Escrow Agreement, dated May 29, 2018, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

10.4	Registration Rights Agreement, dated May 29, 2018, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2018)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TRIDENT ACQUISTIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Trident Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Trident Acquisitions Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/ s/ Marcum LLP

We have served as the Company’s auditor since 2016.

Marcum llp
New York, NY
March 26, 2019

TRIDENT ACQUISTIONS CORP.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$1,255,817	$143,403
Prepaid expenses	63,843	—
Total Current Assets	1,319,660	143,403

Marketable securities held in Trust Account	207,753,062	—
Deferred offering costs	—	403,039
Security deposit	1,200	1,200
Total Assets	$209,073,922	$547,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$159,512	$—
Income taxes payable	373,794	—
Promissory note – related party	425,000	525,000
Total Current Liabilities	958,306	525,000

Deferred tax liability	851	—
Deferred underwriting fee payable	5,031,250	—
Total Liabilities	5,990,407	525,000

Commitments

Common stock subject to possible redemption, 19,235,623 and -0- shares at redemption value as of December 31, 2018 and 2017, respectively	198,083,507	—

Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,070,627 and 3,737,500 issued and outstanding (excluding 19,235,623 and -0- shares subject to possible redemption) as of December 31, 2018 and 2017, respectively	7,071	3,737
Additional paid-in capital	3,591,212	21,263
Retained earnings/(Accumulated deficit)	1,401,725	(2,358)
Total Stockholders’ Equity	5,000,008	22,642
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,073,922	$547,642

The accompanying notes are an integral part of the financial statements.

TRIDENT ACQUISTIONS CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

Operating costs	$699,334	$387
Loss from operations	(699,334)	(387)

Other income:
Interest income	2,474,008	—
Unrealized gain on marketable securities held in Trust Account	4,054	—
Other income, net	2,478,062	—

Income (loss) before provision for income taxes	1,778,728	(387)
Provision for income taxes	(374,645)	—
Net income (loss)	$1,404,083	$(387)

Weighted average shares outstanding, basic and diluted (1)	5,756,638	3,250,000

Basic and diluted net loss per common share (2)	$(0.08)	$(0.00)

(1)	December 31, 2018 excludes an aggregate of up to 19,235,623 shares subject to redemption and December 31, 2017 excludes an aggregate of 487,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $1,880,138 for the year ended December 31, 2018.

The accompanying notes are an integral part of the financial statements.

TRIDENT ACQUISTIONS CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings /	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2017	3,737,500	$3,737	$21,263	$(1,971)	$23,029

Net loss	—	—	—	(387)	(387)

Balance – December 31, 2017	3,737,500	3,737	21,263	(2,358)	22,642

Common stock issued to initial stockholders	1,293,750	1,294	7,360	—	8,654

Sale of 20,125,000 Units, net of underwriting discounts and offering expenses	20,125,000	20,125	190,128,011	—	190,148,136

Sale of 1,150,000 Private Units	1,150,000	1,150	11,498,850	—	11,500,000

Common stock subject to possible redemption	(19,235,623)	(19,235)	(198,064,272)	—	(198,083,507)

Net income	—	—	—	1,404,083	1,404,083

Balance – December 31, 2018	7,070,627	$7,071	$3,591,212	$1,401,725	$5,000,008

The accompanying notes are an integral part of the financial statements.

TRIDENT ACQUISTIONS CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017

Cash Flows from Operating Activities:
Net income (loss)	$1,404,083	$(387)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,474,008)	—
Unrealized gain on marketable securities held in Trust Account	(4,054)	—
Deferred income tax	851	—
Changes in operating assets and liabilities:
Prepaid expenses	(63,843)	—
Accounts payable and accrued expenses	159,512	—
Income taxes payable	373,794	—
Net cash used in operating activities	(603,665)	(387)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(205,275,000)	—
Net cash used in investing activities	(205,275,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	8,654	—
Proceeds from sale of Units, net of underwriting discounts paid	196,218,750	—
Proceeds from sale of Private Units	11,500,000	—
Proceeds from promissory notes – related parties	300,000	100,000
Repayment of promissory notes – related parties	(400,000)	—
Payment of offering costs	(636,325)	(12,165)
Net cash provided by financing activities	206,991,079	87,835

Net Change in Cash	1,112,414	87,448
Cash – Beginning	143,403	55,955
Cash – Ending	$1,255,817	$143,403

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$196,674,614	$—
Change in value of common stock subject to redemption	$1,408,893	$—
Deferred underwriting fee charged to additional paid in capital	$5,031,250	$—

The accompanying notes are an integral part of the financial statements.

TRIDENT ACQUISTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

At December 31, 2018, the Company had not yet commenced operations. All activity through December 31, 2018 relates to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination.

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

On June 5, 2018, in connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 2,625,000 Units at $10.00 per unit, generating total gross proceeds of $26,250,000. Simultaneously with the sale of the additional Units, the Company deposited an aggregate of $1,181,250 into the Trust Account from funds previously held outside of the Trust Account. A total of $26,775,000 was deposited in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $205,275,000.

Transaction costs amounted to $11,101,864, consisting of $5,031,250 of underwriting fees, $5,031,250 of deferred underwriting fees and $1,039,364 of other costs. As of December 31, 2018, $1,255,817 of cash was held outside of the Trust Account and was available for working capital purposes.

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

TRIDENT ACQUISTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their insider shares and Private Shares if the Company fails to complete a Business Combination during the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.20 per share held in the Trust Account.

TRIDENT ACQUISTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

TRIDENT ACQUISTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Cash held in escrow

At June 1, 2018, the Company placed $856,250 into an escrow account maintained by the Company’s legal counsel (the “Escrowed Amount”). The Escrowed Amount was held in a non-interest bearing account, was under the Company’s full control and was released upon written instruction from the Company. In addition, in the event that the Company’s legal counsel has not received notice by the Company to release the Escrowed Amount by July 31, 2018, any remaining portion of the Escrowed Amount will be returned to the Company. On July 3, 2018, the Company extended the date by which the funds were to be released by legal counsel to December 31, 2018. As of December 31, 2018, no amounts remained in the escrow account.

Marketable securities held in Trust Account

At December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018 and 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

TRIDENT ACQUISTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Weighted average shares outstanding at December 31, 2017 were reduced for the effect of an aggregate of 487,500 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 21,275,000 shares of common stock and (2) 1,750,000 shares of common stock and warrants to purchase 1,750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended December 31,
	2018	2017
Net income (loss)	$1,404,083	$(387)
Less: Income attributable to shares subject to redemption	(1,880,138)	—
Adjusted net loss	$(476,055)	$(387)

Weighted average shares outstanding, basic and diluted	5,756,638	3,250,000

Basic and diluted net loss per share	$(0.08)	$(0.00)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018 and 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

TRIDENT ACQUISTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTE 5. RELATED PARTY TRANSACTIONS

Insider Shares

In March 2016, the Company issued 3,737,500 shares of common stock to the initial stockholders (the “insider shares”) for an aggregate purchase price of $25,000. In February 2018, the Company sold an additional 1,293,750 insider shares for an aggregate purchase price of $8,654, resulting in a total of 5,031,250 insider shares issued and outstanding. The 5,031,250 insider shares included an aggregate of up to 656,250 shares subject to forfeiture by the initial stockholders to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering, excluding shares in the Private Units (assuming the initial stockholders did not purchase any Public Shares in the Initial Public Offering). On June 5, 2018, as a result of the underwriters’ election to exercise their over-allotment option in full, 656,250 insider shares are no longer subject to forfeiture.

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

TRIDENT ACQUISTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Promissory Notes — Related Parties

In March 2016, VK Consulting loaned the Company $425,000 to be used for the payment of costs related to the Initial Public Offering. On February 15, 2018, the terms of the promissory note with VK Consulting were amended such that the loan is now payable upon the consummation of a Business Combination.

In October 2017, Edward S. Verona, one of the Company’s directors, loaned the Company $100,000 to be used for the payment of costs related to the Initial Public Offering. The loan was non-interest bearing, unsecured and due on the closing date of the Initial Public Offering or on the date on which the Company determined not to complete the Initial Public Offering. The Company repaid this loan on June 1, 2018, upon consummation of the Initial Public Offering.

In February 2018, two of the Company’s stockholders loaned the Company an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering. The loans were non-interest bearing, unsecured and due on the closing date of the Initial Public Offering or on the date on which the Company determined not to complete the Initial Public Offering. The Company repaid this loan on June 1, 2018, upon consummation of the Initial Public Offering.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 30, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay VK Consulting a monthly fee of $7,500 for office space and secretarial and administrative services. For the year ended December 31, 2018, the Company paid $52,500 in fees for these services.

Consulting Agreement

In June 2018, the Company entered into a consulting agreement (the “Consulting Agreement”) with River Green Capital LLC (“River Green”), a company owned by one of the Company’s stockholders. Pursuant to the Consulting Agreement, River Green will assist the Company in market and financial research and analysis in connection with the evaluation of any potential Business Combination, assist the Company in negotiations, structuring and deal terms with potential targets and assist the Company in reviewing third party valuation and fairness opinions for potential merger or acquisition transactions. The Consulting Agreement provides for a total of $200,000 in fees and is for services to be provided through December 1, 2018. As of December 31, 2018, the Company paid $200,000 in connection with the Consulting Agreement.

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

TRIDENT ACQUISTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2018 and 2017, there were 7,070,627 and 3,737,500 shares of common stock issued and outstanding (excluding 19,235,623 and -0- shares of common stock subject to possible redemption).

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

TRIDENT ACQUISTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTE 8. INCOME TAX

The Company did not have any significant deferred tax assets or deferred tax liabilities as of December 31, 2017.

The Company’s deferred tax liability is as follows:

Deferred tax liability
Unrealized gain on marketable securities	$(851)
Deferred tax liability	$(851)

The income tax provision consists of the following:

Federal
Current	$373,794
Deferred	851

State
Current	$—
Deferred	—
Income tax provision	$374,645

As of December 31, 2018, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Meals and entertainment	0.1%
Income tax provision	21.1%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers NewYork to be a significant state tax jurisdiction

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

TRIDENT ACQUISTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$207,753,062	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.