Form 10-Q
period 2019-03-31
Trident Acquisitions Corp.
filed 2019-05-15
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one share of Common Stock	TDACU	NASDAQ Capital Market
Common stock, $0.001 par value per share	TDAC	NASDAQ Capital Market
Warrants	TDACW	NASDAQ Capital Market

As of May 15, 2019, 26,306,250 shares of common stock, par value $0.001 per share, were issued and outstanding.

TRIDENT ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Trident Acquisitions Corp.
Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$1,105,693	$1,255,817
Prepaid expenses	65,077	63,843
Total Current Assets	1,170,770	1,319,660

Marketable securities held in Trust Account	208,882,256	207,753,062
Security deposit	1,200	1,200
Total Assets	$210,054,226	$209,073,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$117,714	$159,512
Income taxes payable	598,537	373,794
Promissory note – related party	425,000	425,000
Total Current Liabilities	1,141,251	958,306

Deferred tax liability	3,395	851
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	6,175,896	5,990,407

Commitments

Common stock subject to possible redemption, 19,222,504 and 19,235,623 shares at redemption value as of March 31, 2019 and December 31, 2018, respectively	198,878,327	198,083,507

Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,083,746 and 7,070,627 issued and outstanding (excluding 19,222,504 and 19,235,623 shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	7,084	7,071
Additional paid-in capital	2,796,379	3,591,212
Retained earnings	2,196,540	1,401,725
Total Stockholders’ Equity	5,000,003	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,054,226	$209,073,922

The accompanying notes are an integral part of these unaudited condensed financial statements.

Trident Acquisitions Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating costs	$226,217	$4,728
Loss from operations	(226,217)	(4,728)

Other income:
Interest income	1,232,149	—
Unrealized gain on marketable securities held in Trust Account	16,170	—
Other income, net	1,248,319	—

Income (loss) before provision for income taxes	1,022,102	(4,728)
Provision for income taxes	(227,287)	—
Net income (loss)	$794,815	$(4,728)

Weighted average shares outstanding, basic and diluted (1)	7,070,627	3,700,000

Basic and diluted net loss per common share (2)	$(0.02)	$(0.00)

(1)	March 31, 2019 excludes an aggregate of up to 19,222,504 shares subject to redemption and March 31, 2018 excludes an aggregate of 656,250 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $927,530 for the three months ended March 31, 2019.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Trident Acquisitions Corp.

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2018	3,737,500	$3,737	$21,263	$(2,358)	$22,642

Common stock issued to initial stockholders	1,293,750	1,294	7,360	—	8,654

Net loss	—	—	—	(4,728)	(4,728)

Balance – March 31, 2018 (unaudited)	5,031,250	$5,031	$28,623	$(7,086)	$26,568

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	7,070,627	$7,071	$3,591,212	$1,401,725	$5,000,008

Change in value of common stock subject to possible redemption	13,119	13	(794,833)	—	(794,820)

Net income	—	—	—	794,815	794,815

Balance – March 31, 2019 (unaudited)	7,083,746	$7,084	$2,796,379	$2,196,540	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

Trident Acquisitions Corp.
Condensed Statements of Cash Flows

  (Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$794,815	$(4,728)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,232,149)	—
Unrealized gain on marketable securities held in Trust Account	(16,170)	—
Deferred tax provision	2,544	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,234)	—
Accounts payable and accrued expenses	(41,798)	—
Income taxes payable	224,743	—
Net cash used in operating activities	(269,249)	(4,728)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	119,125	—
Net cash provided by investing activities	119,125	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	—	8,654
Proceeds from promissory notes – related parties	—	300,000
Payment of offering costs	—	(108,501)
Net cash provided by financing activities	—	200,153

Net Change in Cash	(150,124)	195,425
Cash – Beginning	1,255,817	143,403
Cash – Ending	$1,105,693	338,828

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$794,820	$—
Deferred offering cost included in accrued offering costs	$—	$15,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

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

At March 31, 2019, the Company had not yet commenced operations. All activity through March 31, 2019 relates to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination.

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

Transaction costs amounted to $11,101,864, consisting of $5,031,250 of underwriting fees, $5,031,250 of deferred underwriting fees and $1,039,364 of other costs. As of March 31, 2019, $1,105,693 of cash was held outside of the Trust Account and was available for working capital purposes.

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

March 31, 2019

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 27, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Cash held in escrow

At June 1, 2018, the Company placed $856,250 into an escrow account maintained by the Company’s legal counsel (the “Escrowed Amount”). The Escrowed Amount was held in a non-interest bearing account, was under the Company’s full control and was released upon written instruction from the Company. In addition, in the event that the Company’s legal counsel has not received notice by the Company to release the Escrowed Amount by July 31, 2018, any remaining portion of the Escrowed Amount will be returned to the Company. On July 3, 2018, the Company extended the date by which the funds were to be released by legal counsel to December 31, 2018. As of March 31, 2019 and December 31, 2018, no amounts remained in the escrow account.

Marketable securities held in Trust Account

At March 31, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the three months ended March 31, 2019, the Company withdrew $119,125 of interest earned on the Trust Account to pay its franchise tax obligations.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal or state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 21,275,000 shares of common stock and (2) 1,750,000 shares of common stock and warrants to purchase 1,750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$794,815	$(4,728)

Less: Income attributable to shares subject to redemption	(927,530)	—

Adjusted net loss	$(132,715)	$(4,728)

Weighted average shares outstanding, basic and diluted	7,070,627	3,700,000

Basic and diluted net income (loss) per share	$(0.02)	$(0.00)

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Promissory Notes — Related Parties

In March 2016, VK Consulting loaned the Company $425,000 to be used for the payment of costs related to the Initial Public Offering. On February 15, 2018, the terms of the promissory note with VK Consulting were amended such that the loan is now payable upon the consummation of a Business Combination.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 30, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay VK Consulting a monthly fee of $7,500 for office space and secretarial and administrative services. For the three months ended March 31, 2019, the Company paid $22,500 in fees for these services.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 7,083,746 and 7,070,627 shares of common stock issued and outstanding (excluding 19,222,504 and 19,235,623 shares of common stock subject to possible redemption).

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$208,882,256	$207,753,062

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of $794,815, which consists of interest income on marketable securities held in the Trust Account of $1,232,149 and an unrealized gain on marketable securities held in our Trust Account of $16,170, offset by operating costs of $226,217, and a provision for income taxes of $227,287.

For the three months ended March 31, 2018, we had net loss of $4,728, which consists of operating costs.

Liquidity and Capital Resources

As of March 31, 2019, we had marketable securities held in the Trust Account of $208,882,256 (including approximately $3,607,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2019, we withdrew $119,125 of interest earned on the Trust Account to pay our franchise tax obligations.

For the three months ended March 31, 2019, cash used in operating activities was $269,249. Net income of $794,815 was the result of interest earned on marketable securities held in the Trust Account of $1,232,149, an unrealized gain on marketable securities held in our Trust Account of $16,170 and a deferred tax provision of $2,544, principally offset by cash used in operating activities and taxes payable. Changes in operating assets and liabilities provided $181,711 of cash for operating activities.

For the three months ended March 31, 2018, cash used in operating activities was $4,728, which was comprised of our net loss of $4,728.

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

As of March 31, 2019, we had cash of $1,105,693 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

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

After deducting the underwriting fee (excluding the deferred underwriting commission of $5,031,250, which amount will be payable upon consummation of the Business Combination, if consummated) and the Initial Public Offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Units was approximately $206,679,386 of which $205,275,000 (or $10.20 per Unit sold in the Initial Public Offering) was placed in the Trust Account. As of March 31, 2019, cash held outside the Trust Account was $1,105,693. The net proceeds of the Initial Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

TRIDENT ACQUISITIONS CORP.

Date: May 15, 2019	By:	/s/ Ilya Ponomarev
	Name:	Ilya Ponomarev
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Vadim Komissarov
	Name:	Vadim Komissarov
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)