Form 10-Q
period 2019-06-30
Trident Acquisitions Corp.
filed 2019-08-14
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

As of August 14, 2019, 26,306,250 shares of common stock, par value $0.001 per share, were issued and outstanding.

TRIDENT ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trident Acquisitions Corp.
Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$351,228	$1,255,817
Cash held in escrow	386,030	—
Prepaid expenses	83,270	63,843
Total Current Assets	820,528	1,319,660

Marketable securities held in Trust Account	209,878,786	207,753,062
Security deposit	1,200	1,200
Total Assets	$210,700,514	$209,073,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$80,952	$159,512
Income taxes payable	425,899	373,794
Promissory note – related party	425,000	425,000
Total Current Liabilities	931,851	958,306

Deferred tax liability	31,606	851
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	5,994,707	5,990,407

Commitments

Common stock subject to possible redemption, 19,193,198 and 19,235,623 shares at redemption value as of June 30, 2019 and December 31, 2018, respectively	199,705,803	198,083,507

Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,113,052 and 7,070,627 issued and outstanding (excluding 19,193,198 and 19,235,623 shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	7,113	7,071
Additional paid-in capital	1,968,874	3,591,212
Retained earnings	3,024,017	1,401,725
Total Stockholders’ Equity	5,000,004	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,700,514	$209,073,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Trident Acquisitions Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating costs	$313,480	$155,407	$539,697	$160,135
Loss from operations	(313,480)	(155,407)	(539,697)	(160,135)

Other income:
Interest income	1,248,225	286,467	2,480,374	286,467
Unrealized gain (loss) on marketable securities held in Trust Account	134,335	(8,412)	150,505	(8,412)
Other income, net	1,382,560	278,055	2,630,879	278,055

Income before provision for income taxes	1,069,080	122,648	2,091,182	117,920
Provision for income taxes	(241,603)	(24,763)	(468,890)	(24,763)
Net income	$827,477	$97,885	$1,622,292	$93,157

Weighted average shares outstanding, basic and diluted (1)	7,083,746	5,191,749	7,077,223	4,449,995

Basic and diluted net loss per common share (2)	$(0.03)	$(0.02)	$(0.05)	$(0.02)

(1)	Excludes an aggregate of 19,193,198 and 19,272,344 shares subject to redemption, at June 30, 2019 and 2018, respectively.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $1,057,670, and $194,672 for the three months ended June 30, 2019 and 2018, respectively, and $1,983,743 and $194,672 for the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Trident Acquisitions Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2018

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2018	3,737,500	$3,737	$21,263	$(2,358)	$22,642

Common stock issued to initial stockholders	1,293,750	1,294	7,360	—	8,654

Net loss	—	—	—	(4,728)	(4,728)

Balance – March 31, 2018 (unaudited)	5,031,250	5,031	28,623	(7,086)	26,568

Sale of 20,125,000 Units, net of underwriting discounts and offering expenses	20,125,000	20,125	190,128,011	—	190.148,136

Sale of 1,150,000 Private Units	1,150,000	1,150	11,498,850	—	11,500,000

Common stock subject to possible redemption	(19,273,344)	(19,272)	(196,753,316)	—	(196,772,588)

Net income	—	—	—	97,885	97,885

Balance – June 30, 2018 (unaudited)	7,032,906	$7,034	$4,902,168	$90,799	$5,000,001

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	7,070,627	$7,071	$3,591,212	$1,401,725	$5,000,008

Change in value of common stock subject to possible redemption	13,119	13	(794,833)	—	(794,820)

Net income	—	—	—	794,815	794,815

Balance – March 31, 2019 (unaudited)	7,083,746	$7,084	$2,796,379	$2,196,540	$5,000,003

Change in value of common stock subject to possible redemption	29,306	29	(827,505)	—	(827,476)

Net income	—	—	—	827,477	827,477

Balance – June 30, 2019 (unaudited)	7,113,052	$7,113	$1,968,874	$3,024,017	$5,000,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Trident Acquisitions Corp.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities:
Net income	$1,622,292	$93,157
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,480,374)	(286,467)
Unrealized (gain) loss on marketable securities held in Trust Account	(150,505)	8,412
Deferred tax provision	30,755	—
Changes in operating assets and liabilities:
Prepaid expenses	(19,427)	(144,645)
Accounts payable and accrued expenses	(78,560)	51,418
Income taxes payable	52,105	24,763
Net cash and cash held in escrow used in operating activities	(1,023,714)	(253,362)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(205,275,000)
Cash withdrawn from Trust Account to pay for income and franchise taxes	505,155	—
Net cash and cash held in escrow provided by (used in) investing activities	505,155	(205,275,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	—	8,654
Proceeds from sale of Units, net of underwriting discounts paid	—	196,218,750
Proceeds from sale of Private Units	—	11,500,000
Proceeds from promissory notes – related parties	—	300,000
Repayment of promissory notes – related parties	—	(400,000)
Payment of offering costs	—	(636,325)
Net cash and cash held in escrow provided by financing activities	—	206,991,079

Net Change in Cash and Cash Held in Escrow	(518,559)	1,462,717
Cash and Cash Held in Escrow – Beginning	1,255,817	143,403
Cash and Cash Held in Escrow – Ending	$737,258	1,606,120

Supplemental cash flow information:
Cash paid for income taxes	$386,030	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$—	$196,674,614
Change in value of common stock subject to possible redemption	$1,622,296	$97,974
Deferred underwriting fee charged to additional paid in capital	$—	$5,031,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The Company has one subsidiary, Trident Black Sea Inc., a majority-owned subsidiary of the Company incorporated in Delaware on May 7, 2019 (“Trident Black Sea”).

At June 30, 2019, the Company had not yet commenced operations. All activity through June 30, 2019 relates to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination.

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

Transaction costs amounted to $11,101,864, consisting of $5,031,250 of underwriting fees, $5,031,250 of deferred underwriting fees and $1,039,364 of other costs. As of June 30, 2019, $351,228 of cash was held outside of the Trust Account and was available for working capital purposes.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

In order to protect the amounts held in the Trust Account, the initial stockholders have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the initial stockholders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the initial stockholders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 27, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying condensed consolidated financial statements.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Cash held in escrow

At May 7, 2019, the Company placed $386,030 into an escrow account maintained by the Company’s legal counsel (the “Escrowed Amount”). The Escrowed Amount is being held in a non-interest bearing account, is under the Company’s full control and will be released upon written instruction from the Company. As of June 30, 2019, $386,030 of cash remained in the escrow account.

Marketable securities held in Trust Account

At June 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the six months ended June 30, 2019, the Company withdrew $505,155 of interest earned on the Trust Account to pay its franchise and income tax obligations.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal or state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 21,275,000 shares of common stock and (2) 1,750,000 shares of common stock and warrants to purchase 1,750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$827,477	$97,885	$1,622,292	$93,157

Less: Income attributable to shares subject to redemption	(1,057,670)	(194,672)	(1,983,743)	(194,672)

Adjusted net loss	$(230,193)	$(96,787)	$(361,451)	$(101,515)

Weighted average common shares outstanding, basic and diluted	7,083,746	5,191,749	7,077,223	4,449,995

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.05)	$(0.02)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Insiders purchased an aggregate of 1,150,000 Private Units, at $10.00 per Private Unit for an aggregate purchase price of $11,500,000. Each Private Unit consists of one share of common stock and one warrant (“Private Warrant”). Each Private Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. The proceeds from the sale of the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to) until after the completion of a Business Combination.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 30, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay VK Consulting a monthly fee of $7,500 for office space and secretarial and administrative services. For the three months ended June 30, 2019 and 2018, the Company paid $22,500 and $7,500 in fees for these services, respectively. For the six months ended June 30, 2019 and 2018, the Company paid $45,000 and $7,500 in fees for these services, respectively.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 7,113,052 and 7,070,627 shares of common stock issued and outstanding (excluding 19,193,198 and 19,235,623 shares of common stock subject to possible redemption).

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

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

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $12.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the later of November 29, 2018 and the consummation of a Business Combination. The option represents the right to purchase 1,750,000 shares of common stock and 1,750,000 warrants to purchase 1,750,000 shares of common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 29, 2023. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company determined the fair value of this unit purchase option to be approximately $5,048,518 (or $2.88 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.74% and (3) expected life of five years. The option and the 1,750,000 Units, as well as the 1,750,000 shares of common stock and 1,750,000 warrants, and 1,750,000 shares of common stock underlying such warrants, that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for 180 days following the effective date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, nor may the option, nor the securities underlying the option, be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition for such period. The option grants to holders demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$209,878,786	$207,753,062

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Trident Acquisitions Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019, we had net income of $827,477, which consists of interest income on marketable securities held in the Trust Account of $1,248,225 and an unrealized gain on marketable securities held in our Trust Account of $134,335, offset by operating costs of $313,480 and a provision for income taxes of $241,603.

For the six months ended June 30, 2019, we had net income of $1,622,292, which consists of interest income on marketable securities held in the Trust Account of $2,480,374 and an unrealized gain on marketable securities held in our Trust Account of $150,505, offset by operating costs of $539,697 and a provision for income taxes of $468,890.

For the three months ended June 30, 2018, we had net income of $97,885, which consists of interest income on marketable securities held in the Trust Account of $286,467, offset by an unrealized loss on marketable securities held in our Trust Account of $8,412, operating costs of $155,407 and a provision for income taxes of $24,763.

For the six months ended June 30, 2018, we had net income of $93,157, which consists of interest income on marketable securities held in the Trust Account of $286,467, offset by an unrealized loss on marketable securities held in our Trust Account of $8,412, operating costs of $160,135, and a provision for income taxes of $24,763.

Liquidity and Capital Resources

As of June 30, 2019, we had marketable securities held in the Trust Account of $209,878,786 (including approximately $4,604,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2019, we withdrew $505,155 of interest earned on the Trust Account to pay our franchise and income tax obligations.

For the six months ended June 30, 2019, cash used in operating activities was $1,023,714. Net income of $1,622,292 was the result of interest earned on marketable securities held in the Trust Account of $2,480,374, an unrealized gain on marketable securities held in our Trust Account of $150,505 and a deferred tax provision of $30,755, principally offset by cash used in operating activities and taxes payable. Changes in operating assets and liabilities used $45,882 of cash for operating activities.

For the six months ended June 30, 2018, cash used in operating activities was $253,362. Net income of $93,157 was impacted by interest earned on marketable securities held in the Trust Account of $286,467, offset by an unrealized loss on marketable securities held in our Trust Account of $8,412. Changes in operating assets and liabilities used $68,464 of cash for operating activities.

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

As of June 30, 2019, we had cash of $351,228 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

After deducting the underwriting fee (excluding the deferred underwriting commission of $5,031,250, which amount will be payable upon consummation of the Business Combination, if consummated) and the Initial Public Offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Units was approximately $206,679,386 of which $205,275,000 (or $10.20 per Unit sold in the Initial Public Offering) was placed in the Trust Account. As of June 30, 2019, cash held outside the Trust Account was $351,228. The net proceeds of the Initial Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

TRIDENT ACQUISITIONS CORP.

Date: August 14, 2019	By:	/s/ Ilya Ponomarev
	Name:	Ilya Ponomarev
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Vadim Komissarov
	Name:	Vadim Komissarov
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)