Form 10-Q
period 2019-09-30
Trident Acquisitions Corp.
filed 2019-11-18
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

As of November 18, 2019, 26,306,250 shares of common stock, par value $0.001 per share, were issued and outstanding.

TRIDENT ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trident Acquisitions Corp.
Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$247,429	$1,255,817
Cash held in escrow	386,030	—
Prepaid expenses	38,743	63,843
Total Current Assets	672,202	1,319,660

Marketable securities held in Trust Account	210,945,869	207,753,062
Security deposit	1,200	1,200
Total Assets	$211,619,271	$209,073,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$104,467	$159,512
Income taxes payable	429,629	373,794
Promissory note – related party	425,000	425,000
Total Current Liabilities	959,096	958,306

Deferred tax liability	199,761	851
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	6,190,107	5,990,407

Commitments

Common stock subject to possible redemption, 19,167,779 and 19,235,623 shares at redemption value as of September 30, 2019 and December 31, 2018, respectively	200,429,159	198,083,507

Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,138,471 and 7,070,627 issued and outstanding (excluding 19,167,779 and 19,235,623 shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	7,138	7,071
Additional paid-in capital	1,245,493	3,591,212
Retained earnings	3,747,374	1,401,725
Total Stockholders’ Equity	5,000,005	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,619,271	$209,073,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Trident Acquisitions Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating costs	$244,001	$249,487	$783,698	$409,622
Loss from operations	(244,001)	(249,487)	(783,698)	(409,622)

Other income:
Interest income	338,503	1,018,752	2,818,877	1,305,219
Unrealized gain (loss) on marketable securities held in Trust Account	800,740	(5,210)	951,245	(13,622)
Other income, net	1,139,243	1,013,542	3,770,122	1,291,597

Income before provision for income taxes	895,242	764,055	2,986,424	881,975
Provision for income taxes	(171,885)	(160,452)	(640,775)	(185,215)
Net income	$723,357	$603,603	$2,345,649	$696,760

Weighted average shares outstanding, basic and diluted (1)	7,113,052	7,033,906	7,089,297	5,320,764

Basic and diluted net loss per common share (2)	$(0.02)	$(0.02)	$(0.07)	$(0.05)

(1)	Excludes an aggregate of 19,167,779 and 19,256,201 shares subject to redemption, at September 30, 2019 and 2018, respectively.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $873,692 and $768,397 for the three months ended September 30, 2019 and 2018, respectively, and $2,854,730 and $962,906 for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Trident Acquisitions Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2018	3,737,500	$3,737	$21,263	$(2,358)	$22,642

Common stock issued to initial stockholders	1,293,750	1,294	7,360	—	8,654

Net loss	—	—	—	(4,728)	(4,728)
Balance – March 31, 2018 (unaudited)	5,031,250	5,031	28,623	(7,086)	26,568

Sale of 20,125,000 Units, net of underwriting discounts and offering expenses	20,125,000	20,125	190,128,011	—	190.148,136

Sale of 1,150,000 Private Units	1,150,000	1,150	11,498,850	—	11,500,000

Common stock subject to possible redemption	(19,273,344)	(19,272)	(196,753,316)	—	(196,772,588)

Net income	—	—	—	97,885	97,885
Balance – June 30, 2018 (unaudited)	7,032,906	7,034	4,902,168	90,799	5,000,001

Change in value of common stock subject to possible redemption	17,143	16	(603,615)	—	(603,599)

Net income	—	—	—	603,603	603,603
Balance – September 30, 2018 (unaudited)	7,050,049	$7,050	$4,298,553	$694,402	$5,000,005

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	7,070,627	$7,071	$3,591,212	$1,401,725	$5,000,008

Change in value of common stock subject to possible redemption	13,119	13	(794,833)	—	(794,820)

Net income	—	—	—	794,815	794,815
Balance – March 31, 2019 (unaudited)	7,083,746	$7,084	$2,796,379	$2,196,540	$5,000,003

Change in value of common stock subject to possible redemption	29,306	29	(827,505)	—	(827,476)

Net income	—	—	—	827,477	827,477
Balance – June 30, 2019 (unaudited)	7,113,052	7,113	1,968,874	3,024,017	5,000,004

Change in value of common stock subject to possible redemption	25,419	25	(723,381)	—	(723,356)

Net income	—	—	—	723,357	723,357
Balance – September 30, 2019 (unaudited)	7,138,471	$7,138	$1,245,493	$3,747,374	$5,000,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Trident Acquisitions Corp.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net income	$2,345,649	$696,760
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,818,877)	(1,305,219)
Unrealized (gain) loss on marketable securities held in Trust Account	(951,245)	13,622
Deferred tax provision	198,910	—
Changes in operating assets and liabilities:
Prepaid expenses	25,100	(119,962)
Accounts payable and accrued expenses	(55,045)	111,188
Income taxes payable	55,835	185,215
Net cash and cash held in escrow used in operating activities	(1,199,673)	(418,396)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(205,275,000)
Cash withdrawn from Trust Account to pay for income and franchise taxes	577,315	—
Net cash and cash held in escrow provided by (used in) investing activities	577,315	(205,275,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	—	8,654
Proceeds from sale of Units, net of underwriting discounts paid	—	196,218,750
Proceeds from sale of Private Units	—	11,500,000
Proceeds from promissory notes – related parties	—	300,000
Repayment of promissory notes – related parties	—	(400,000)
Payment of offering costs	—	(636,325)
Net cash and cash held in escrow provided by financing activities	—	206,991,079

Net Change in Cash and Cash Held in Escrow	(622,358)	1,297,683
Cash and Cash Held in Escrow – Beginning	1,255,817	143,403
Cash and Cash Held in Escrow – Ending	$633,459	$1,441,086

Supplemental cash flow information:
Cash paid for income taxes	$386,030	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$—	$196,674,614
Change in value of common stock subject to possible redemption	$2,345,652	$701,573
Deferred underwriting fee charged to additional paid in capital	$—	$5,031,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

At September 30, 2019, the Company had not yet commenced operations. All activity through September 30, 2019 relates to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination.

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

Transaction costs amounted to $11,101,864, consisting of $5,031,250 of underwriting fees, $5,031,250 of deferred underwriting fees and $1,039,364 of other costs. As of September 30, 2019, $247,429 of cash was held outside of the Trust Account and was available for working capital purposes.

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

SEPTEMBER 30, 2019

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

The Company has scheduled a special meeting of stockholders for November 26, 2019, pursuant to which it will seek stockholder approval to, among other matters, amend the Company's Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from December 1, 2019 to May 29, 2020. If the Company's stockholders approve the amendment to the Company's Amended and Restated Certificate of Incorporation, public stockholders may elect to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account. However, the Company may not redeem its public shares in an amount that would cause the Company's net tangible assets to be less than$5,000,001. There is no assurance that the Company's stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

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

SEPTEMBER 30, 2019

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 27, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Cash held in escrow

At May 7, 2019, the Company placed $386,030 into an escrow account maintained by the Company’s legal counsel (the “Escrowed Amount”). The Escrowed Amount is being held in a non-interest bearing account, is under the Company’s full control and will be released upon written instruction from the Company. As of September 30, 2019, $386,030 of cash remained in the escrow account.

Marketable securities held in Trust Account

At September 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the nine months ended September 30, 2019, the Company withdrew $577,315 of interest earned on the Trust Account to pay its franchise and income tax obligations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2019 and December 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal or state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 21,275,000 shares of common stock and (2) 1,750,000 shares of common stock and warrants to purchase 1,750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$723,357	$603,603	$2,345,649	$696,760

Less: Income attributable to shares subject to redemption	(873,692)	(768,397)	(2,854,730)	(962,906)

Adjusted net loss	$(150,335)	$(164,794)	$(509,081)	$(266,146)

Weighted average common shares outstanding, basic and diluted	7,113,052	7,033,906	7,089,297	5,320,764

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.07)	$(0.05)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 30, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay VK Consulting a monthly fee of $7,500 for office space and secretarial and administrative services. For each of the three months ended September 30, 2019 and 2018, the Company incurred $22,500 in fees for these services. For the nine months ended September 30, 2019 and 2018, the Company incurred $67,500 and $30,000 in fees for these services, respectively. As of September 30, 2019, $2,500 of such fees are included in account payable and accrued expenses in the accompanying condensed consolidated balance sheet.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 7,138,471 and 7,070,627 shares of common stock issued and outstanding (excluding 19,167,779 and 19,235,623 shares of common stock subject to possible redemption).

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$210,945,869	$207,753,062

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The Company has until December 1, 2019 to consummate a Business Combination. The Company has scheduled a special meeting of stockholders for November 26, 2019, pursuant to which it will seek stockholder approval to, among other matters, amend the Company's Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from December 1, 2019 to May 29, 2020. There is no assurance that the Company's stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

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

Recent Developments

We have until December 1, 2019 to consummate a Business Combination. We have scheduled a special meeting of stockholders for November 26, 2019, pursuant to which we will seek stockholder approval to, among other matters, amend our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from December 1, 2019 to May 29, 2020. There is no assurance that our stockholders will vote to approve the extension of time with which we have to complete a Business Combination. If we do not obtain stockholder approval, we would wind up our affairs and liquidate.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net income of $723,357, which consists of interest income on marketable securities held in the Trust Account of $338,503 and an unrealized gain on marketable securities held in our Trust Account of $800,740, offset by operating costs of $244,001 and a provision for income taxes of $171,885.

For the nine months ended September 30, 2019, we had net income of $2,345,649, which consists of interest income on marketable securities held in the Trust Account of $2,818,877 and an unrealized gain on marketable securities held in our Trust Account of $951,245, offset by operating costs of $783,698 and a provision for income taxes of $640,775.

For the three months ended September 30, 2018, we had net income of $603,603, which consists of interest income on marketable securities held in the Trust Account of $1,018,752, offset by an unrealized loss on marketable securities held in our Trust Account of $5,210, operating costs of $249,487 and a provision for income taxes of $160,452.

For the nine months ended September 30, 2018, we had net income of $696,760, which consists of interest income on marketable securities held in the Trust Account of $1,305,219, offset by an unrealized loss on marketable securities held in our Trust Account of $13,622, operating costs of $409,622, and a provision for income taxes of $185,215.

Liquidity and Capital Resources

As of September 30, 2019, we had marketable securities held in the Trust Account of $210,945,869 (including approximately $5,671,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the nine months ended September 30, 2019, we withdrew $577,315 of interest earned on the Trust Account to pay our franchise and income tax obligations.

For the nine months ended September 30, 2019, cash used in operating activities was $1,199,673. Net income of $2,345,649 was the result of interest earned on marketable securities held in the Trust Account of $2,818,877, an unrealized gain on marketable securities held in our Trust Account of $951,245 and a deferred tax provision of $198,910, principally offset by cash used in operating activities and taxes payable. Changes in operating assets and liabilities provided $25,890 of cash for operating activities.

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

As of September 30, 2019, we had cash of $247,429 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay VK Consulting an aggregate monthly fee of $7,500 for office space, secretarial and administrative services provided to the Company. We began incurring these fees on May 30, 2018 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and our liquidation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

After deducting the underwriting fee (excluding the deferred underwriting commission of $5,031,250, which amount will be payable upon consummation of the Business Combination, if consummated) and the Initial Public Offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Units was approximately $206,679,386 of which $205,275,000 (or $10.20 per Unit sold in the Initial Public Offering) was placed in the Trust Account. As of September 30, 2019, cash held outside the Trust Account was $247,429. The net proceeds of the Initial Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

TRIDENT ACQUISITIONS CORP.

Date: November 18, 2019	By:	/s/ Ilya Ponomarev
	Name:	Ilya Ponomarev
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2019	By:	/s/ Vadim Komissarov
	Name:	Vadim Komissarov
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)