Form 10-K
period 2019-12-31
Trident Acquisitions Corp.
filed 2020-03-16
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-38508

TRIDENT ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-1996183
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

77 Water St. Fl 8 New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 229-7549

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one share of Common Stock	TDACU	NASDAQ Capital Market
Common stock, $0.001 par value per share	TDAC	NASDAQ Capital Market
Warrants	TDACW	NASDAQ Capital Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒  No  ☐

At June 30, 2019, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $208,093,000.

The number of shares outstanding of the Registrant’s common stock as of March 16, 2020 was 13,224,816.

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

ii

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

iii

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

In connection with the Initial Public Offering, the Company also sold to Chardan Capital Markets LLC, the representative of the underwriters (“Chardan”), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $10.00 per unit commencing on the later of November 29, 2018 and the consummation of a Business Combination. The units issuable upon exercise of this option are identical to the Units sold in the Initial Public Offering.

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

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

2019 Extension

On November 26, 2019, we held our Annual Meeting of the Stockholders (the “Annual Meeting”) at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the period of time for which we are required to complete a Business Combination two times for an additional 90 days each time (the termination date as so extended, the “Extended Termination Date”). Our stockholders were able to elect to redeem their shares in connection with the Annual Meeting for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes). With respect to public shares not redeemed in connection with the Annual Meeting, we agreed to make a cash contribution of $500,000 to the Trust Account for each 90 day extension.

In connection with the approval of the Charter Amendment, stockholders elected to redeem an aggregate of 13,081,434 shares of the Company’s common stock. As a result, an aggregate of approximately $137,130,484 (or approximately $10.48 per share) was removed from the Company’s Trust Account to pay such stockholders and 13,224,816 shares of common stock are now issued and outstanding.

The Company has extended the time to complete a Business Combination both times and it now has until June 1, 2020 to complete a business combination.

Market Overview

Europe has well developed industries and a large population, although it experiences a deficit of energy resources. Until 2040, European net imports of gas are projected to grow due to transition away from coal and nuclear energy, and are currently in excess of 310 billion cubic meters of gas per annum.

All of the European states except Norway and Romania are energy-dependent. Traditionally, Europe relied on oil and gas coming from four major sources: The Middle East, Russia, North Africa and Norway. While the largest supplier for Western Europe is currently Norway, almost all of the energy for Eastern Europe comes from Russia (35% of all European consumption of natural gas is delivered by Gazprom)2 .

Russia’s recent military and political offensive in Ukraine has triggered an intense desire within the European Union to secure energy independence. War in Ukraine is feared to be disruptive for major gas pipelines from Russia to the European Union (2/3 of Gazprom’s total supply). In July 2017, U.S. President Donald Trump stood beside his Polish counterpart, Andrzej Duda, in Warsaw and promised to help wean the nation off Russian energy imports, “so that you can never be held hostage to a single supplier.”3

Promising deposits are located within three regions: Western (Germany, France, UK); Central (Poland, Lithuania, Western Ukraine, Romania, Bulgaria, Slovakia, Hungary, Serbia); and Eastern (Eastern Ukraine).4 The Western region will be unlikely to be developed within the foreseeable future because of political reasons in host countries (with the exception of the UK, but its potential is the smallest among three) and the Eastern region, which currently produces more oil and gas than the other regions, is located near the Russia-Ukraine border, which makes it unattractive for additional near-term investment. That leaves the Central region as the area of development on which we intend to focus.

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

Naftogaz of Ukraine: http://www.naftogaz.com/www/3/nakweben.nsf/0/69CDD708EEFC16B4C22570D8003432CC/$file/small5.jpg

Ukraine’s Eastern basin was a focus for Shell, but war with Russia has disrupted exploration drilling in the area5. Ukraine’s Western basin was of interest to Chevron, but it decided to shutdown its European explorations altogether, including exploration in Romania and Ukraine, to focus on already discovered offshore properties due to low energy prices5. The Southern basin is located next to Odessa, and stretches from onshore (primarily oil) to offshore (more gas) Black Sea locations. Active exploration in the areas adjacent to Romania and Crimea are carried by ExxonMobil, OMV, and Lukoil 6.

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

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders (but not our insiders, officers or directors) may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and therefore avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or whether we will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. We anticipate that our business combination could be completed by way of a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar transaction. Stockholder approval will not be required under Delaware law if the business combination is structured as an acquisition of assets of the target company, a share exchange with target company stockholders or a purchase of stock of the target company; however, Nasdaq rules would require us to obtain stockholder approval if we seek to issue shares representing 20% or more of our outstanding shares as consideration in a business combination. A merger of our company into a target company would require stockholder approval under Delaware law. A merger of a target company into our company would not require stockholder approval unless the merger results in a change to our amended and restated certificate of incorporation, or if the shares issued in connection with the merger exceed 20% of our outstanding shares prior to the merger. A merger of a target company with a subsidiary of our company would not require stockholder approval unless the merger results in a change in our amended and restated certificate of incorporation; however, Nasdaq rules would require us to obtain stockholder approval of such a transaction if we week to issue shares representing 20% or more of our outstanding shares as consideration.

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

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until June 1, 2020 in order to be able to receive a portion of the trust account.

Our insiders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock into the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

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

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his or her shares of common stock be converted for a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes (approximately $10.45 per share as of December 31, 2019). Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable.

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

None of our insiders, officers or directors will have the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity with respect to any shares of common stock owned by them, directly or indirectly.

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

Liquidation if No Business Combination

If we do not complete a business combination by June 1, 2020, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the warrants will expire and holders of warrants will receive nothing upon a liquidation with respect to such warrants, and the warrants will be worthless.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by May 29, 2020, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financing reporting standards (“IFRS”) as promulgated by the International Accounting Standards Board (“IASB”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or IFRS or that the potential target business will be able to prepare its financial statements in accordance with GAAP or IFRS. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material..

We are required to evaluate our internal control procedures beginning with the fiscal year ended December 31, 2019 as required by the Sarbanes-Oxley Act. As long as we maintain our status as an “emerging growth company,” we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. A target company’s ability to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Holders of Record

At March 16, 2020, our shares of common stock were held by 27 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The Units in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $201,250,000. Chardan Capital Markets, LLC (“Chardan”) acted as the sole book running manager and I-Bankers Securities, Inc. acted as co-manager. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-223655). The SEC declared the registration statement effective on May 29, 2018.

In connection with the Initial Public Offering, the Company also sold to Chardan, for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $12.00 per unit commencing on the consummation of a Business Combination. The units issuable upon exercise of this option are identical to the Units sold in the Initial Public Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Chardan, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

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

After deducting the underwriting fee (excluding the deferred underwriting commission of $5,031,250, which amount will be payable upon consummation of the Business Combination, if consummated) and the Initial Public Offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Units was $206,679,386 of which $205,275,000 (or $10.20 per Unit sold in the Initial Public Offering) was placed in the Trust Account. As of December 31, 2019, cash held outside the Trust Account was $55,461. The net proceeds of the Initial Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On November 26, 2019, we held our Annual Meeting of the Stockholders (the “Annual Meeting”) at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the period of time for which we are required to complete a Business Combination two times for an additional 90 days each time (the termination date as so extended, the “Extended Termination Date”). Our stockholders were able to elect to redeem their shares in connection with the Annual Meeting for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes). With respect to public shares not redeemed in connection with the Annual Meeting, we agreed to make a cash contribution of $500,000 to the Trust Account for each 90 day extension.

The Company has extended the time to complete a Business Combination both times and it now has until June 1, 2020 to complete a business combination.

In connection with the approval of the Charter Amendment, stockholders elected to redeem an aggregate of 13,081,434 shares of our common stock. As a result, an aggregate of approximately $137,130,484 (or approximately $10.48 per share) was removed from our Trust Account to pay such stockholders, and 13,224,816 shares of common stock are now issued and outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2019, we had net income of $2,533,106, which consists of interest income on marketable securities held in the Trust Account of $4,324,060 offset by operating costs of $1,100,138 and a provision for income taxes of $690,816.

For the year ended December 31, 2018, we had net income of $1,404,083, which consists of interest income on marketable securities held in the Trust Account of $2,474,008 and an unrealized gain on marketable securities held in our Trust Account of $4,054, offset by operating costs of $699,334, and a provision for income taxes of $374,645.

Liquidity and Capital Resources

As of December 31, 2019, we had marketable securities held in the Trust Account of $74,376,617 (including approximately $2,032,000 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the year ended December 31, 2019, we withdrew $1,070,021 of interest earned on the Trust Account to pay our franchise and income tax obligations.

For the year ended December 31, 2019, cash used in operating activities was $1,525,377. Net income of $2,533,106 was the result of interest earned on marketable securities held in the Trust Account of $4,324,060 and a deferred tax provision of $851, principally offset by cash used in operating activities and taxes payable. Changes in operating assets and liabilities provided $266,428 of cash for operating activities.

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

As of December 31, 2019, we had cash of $55,461 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On December 17, 2019, Viktoria Group, LLC, a company owned by Vadim Komissarov, loaned us $180,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loan is non-interest bearing and payable on December 2, 2020.

On January 30, 2020, VK Consulting loaned us $425,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note is non-interest bearing and payable on December 2, 2020.

On February 7, 2020, BGV Group Limited loaned us $800,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note is non-interest bearing and payable on December 2, 2020.

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

We did not have any off-balance sheet arrangements as of December 31, 2019.

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

In addition, we have agreed to pay the underwriter a warrant solicitation fee of five percent (5%) of the exercise price of each Public Warrant exercised during the period commencing twelve months after the effective date of the Initial Public Offering, including warrants acquired by security holders in the open market, but excluding warrants exercised during the 30 day period following notice of a proposed redemption. The warrant solicitation fee will be payable in cash. There is no limitation on the maximum warrant solicitation fee payable to the underwriter, except to the extent it is limited by the number of Public Warrants outstanding.

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

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

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors, director nominees and executive officers are as follows:

Name	Age	Position
Ilya Ponomarev	43	Chief Executive Officer and Director
Edward S. Verona	64	Non-Executive Chairman and Director
Oleksii Tymofiev	41	Chief Operating Officer
Vadim Komissarov	47	President, Chief Financial Officer and Director
Michael Wilson	53	Secretary and Treasurer
Thomas Gallagher	70	Director
Gennadii Butkevych	60	Director

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

Thomas Gallagher  has served as our director since April 29, 2016. Since 2009 Mr. Gallagher has been the Chairman of Exchequer Capital GmbH, a wealth advisory firm. Mr. Gallagher serves as a directors of a number of private companies, as well as serving as an Advisor to the Chairman, Eurasian Bank, Kazakhstan on Private Banking, and to the Chairman, SkyBridge Capital AG in Zürich, Switzerland. He was the Head of Alternative Investments, Valartis Asset Management from February 2008 to September 2008. Prior to that since 2003 he worked for Moore Capital Management as Director of European Wealth Management in Alstra Capital Management, and a Director of the Fund Investment Group. From 2000–2003 he was the founder in Oak Hill Platinum Partners, doing financial & institutional fundraising and products consulting. Earlier in his career he worked as legislation Counsel in Joint Committee on Taxation of The Congress of the United States and later worked at Counsel in Davis Polk & Wardwell; Milbank, Tweed, Hadley & McCloy; Gallagher & Blitz; Chadborne & Parke; and O’Connor & Hannan. Mr. Gallagher has LL.M., Yale Law School, J.D., Magna Cum Laude, Loyola Law School (N.O.), A.B., Villanova University. We believe that Mr. Gallagher is qualified to serve as a member of our Board of Directors because of his experience in fund management, his international investment risk management expertise, and his relationships with prominent business leaders in Eastern Europe and CIS countries.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) May 29, 2020. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

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

Limitation on Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, as set forth in our amended and restated certificate of incorporation, such indemnification will not extend to any claims our insiders may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

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

ITEM 12. SECUR ITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 16, 2020 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 16, 2020, we had 13,224,816 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 16, 2020 and the rights are not convertible within 60 days of March 16, 2020.

	Amount and Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Shares of Common Stock
Name and Address of Beneficial Owner (1)
Oleksii Tymofiev	3,000	*
Vadim Komissarov (2)	115,000	*
Michael Wilson	1,500	*
Ilya Ponomarev(3)	1,602,440	12.1%
Edward S. Verona	20,000	*
Woodborough Investments, Ltd. (4)	100,000	*
Eastpower OÜ (5)	1,262,440	9.5%
Gennadii Butkevych(6)	1,240,000	9.4%
Hudson Bay Capital Management LP (7)	1,650,000	12.5%
Sander Gerber (7)	1,650,000	12.5%
All directors, director nominees and executive officers as a group (7 individuals)	2,981,940	22.5%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 77 Water St, Fl 8, New York, NY 10005.
(2)	Includes the 100,000 shares underlying the private units held by Woodborough Investments, Ltd. over which Vadim Komissarov has voting and dispositive power.
(3)	Represents shares owned by Eastpower OÜ and Fivestar OÜ. Ilya Ponomarev is the sole director of both Eastpower OÜ and Fivestar OÜ.
(4)	Vadim Komissarov has voting and dispositive power over such shares.
(5)	Ilya Ponomarev is the sole director of Eastpower OÜ.
(6)	Represents 740,000 shares of common stock and 500,000 shares of common stock underlying private units held by BGV Group, of which Gennadii Butkevych has voting and dispositive power over.
(7)	Based on a Schedule 13G filed by the reporting person. The reporting person has a business address of 777 Third Avenue, 30th Floor, New York, NY 10017. Hudson Bay Capital Management LP serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the shares of Common Stock reported herein are held. As such, the Investment Manager may be deemed to be the beneficial owner of all shares of Common Stock held by Hudson Bay Master Fund Ltd. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities.

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

Channingwick Limited, BGV Croup Limited. Lake Street Fund L.P., Mount Wilson Global Fund L.P., and FLOCO Ventures LLC, certain of our stockholders, purchased, pursuant to written purchase agreements with us, 1,150,000 private units for a total purchase price of $11,500,000, from us. These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering. The private units are identical to the units sold in our initial public offering. However, the holders have agreed (A) to vote their private shares and any public shares acquired in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 1, 2020, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the private shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our amended and restated certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 1, 2020 and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

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

In December 2016, VK Consulting, Inc., a company owned by Vadim Komissarov, one of our officers, loaned us $425,000 to cover expenses related to the initial public offering. The loan was repaid in December 2019.

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

In December 2019, Viktoria Group, LLC, a company owned by Vadim Komissarov, loaned us $180,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loan is non-interest bearing and payable on December 2, 2020.

In January 2020, VK Consulting, Inc., a company owned by Vadim Komissarov, loaned us $425,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loan is non-interest bearing and payable on December 2, 2020.

In February 2020, BGV Group Limited, a company controlled by Gennadii Butkevych, one of our directors, loaned us $800,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loan is non-interest bearing and payable on December 2, 2020.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2019 and 2018 totaled approximately $52,800 and $91,100, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2019 and 2018.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2019 and 2018.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2019 and 2018.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	The financial statements required to be included in this Annual Report on Form 10-K are included or incorporated by reference in Item 8 therein.

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable

(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 29, 2018, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed with the Securities & Exchange Commission on November 13, 2019)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

4.4	Warrant Agreement, dated May 29, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

4.5	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2018)

10.2	Investment Management Trust Account Agreement, dated May 29, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

10.3	Stock Escrow Agreement, dated May 29, 2018, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

10.4	Registration Rights Agreement, dated May 29, 2018, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2018)

10.6	Promissory Note, dated as of December 17, 2019, by and between Viktoria Group, LLC and the Registrant

10.7	Promissory Note, dated as of January 30, 2020, by and between VK Consulting, Inc. and the Registrant

10.8	Promissory Note, dated as of February 7, 2020, by and between BGV Group Limited and the Registrant

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT ACQUISITIONS CORP.

Dated: March 16, 2020	By:	/s/ Vadim Komissarov
	Name:	Vadim Komissarov
	Title:	President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilya Ponomarev	Chief Executive Officer and Director	March 16, 2020
Ilya Ponomarev	(Principal Executive Officer)

/s/ Vadim Komissarov	President, Chief Financial Officer and Director	March 16, 2020
Vadim Komissarov	(Principal Financial and Accounting Officer)

/s/ Edward S. Verona	Non-Executive Chairman and Director	March 16, 2020
Edward S. Verona

/s/ Gennadii Butkevych	Director	March 16, 2020
Gennadii Butkevych

/s/ Thomas Gallagher	Director	March 16, 2020
Thomas Gallagher

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 29, 2018, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed with the Securities & Exchange Commission on November 13, 2019)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

4.4	Warrant Agreement, dated May 29, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

4.5	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

10.6	Promissory Note, dated as of December 17, 2019, by and between Viktoria Group, LLC and the Registrant

10.7	Promissory Note, dated as of January 30, 2020, by and between VK Consulting, Inc. and the Registrant

10.8	Promissory Note, dated as of February 7, 2020, by and between BGV Group Limited and the Registrant

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2018)

10.2	Investment Management Trust Account Agreement, dated May 29, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

10.3	Stock Escrow Agreement, dated May 29, 2018, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

10.4	Registration Rights Agreement, dated May 29, 2018, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 4, 2018)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on May 21, 2018)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 30, 2018)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

TRIDENT ACQUISITIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Trident Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trident Acquisitions Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2016.

New York, NY
March 16, 2020

TRIDENT ACQUISITIONS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current Assets
Cash	$55,461	$1,255,817
Prepaid expenses	102,917	63,843
Total Current Assets	158,378	1,319,660

Marketable securities held in Trust Account	74,376,617	207,753,062
Security deposit	1,200	1,200
TOTAL ASSETS	$74,536,195	$209,073,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$159,377	$159,512
Income taxes payable	679,431	373,794
Promissory note – related party	180,000	425,000
Total Current Liabilities	1,018,808	958,306

Deferred tax liability	—	851
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	6,050,058	5,990,407

Commitments

Common stock subject to possible redemption, 6,076,290 and 19,235,623 shares at redemption value as of December 31, 2019 and 2018, respectively	63,486,129	198,083,507

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,148,526 and 7,070,627 issued and outstanding (excluding 6,076,290 and 19,235,623 shares subject to possible redemption) as of December 31, 2019 and 2018, respectively	7,149	7,071
Additional paid-in capital	1,058,028	3,591,212
Retained earnings	3,934,831	1,401,725
Total Stockholders’ Equity	5,000,008	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,536,195	$209,073,922

The accompanying notes are an integral part of the consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018

Operating costs	$1,100,138	$699,334
Loss from operations	(1,100,138)	(699,334)

Other income:
Interest income	4,324,060	2,474,008
Unrealized gain on marketable securities held in Trust Account	—	4,054
Other income	4,324,060	2,478,062

Income before provision for income taxes	3,223,922	1,778,728
Provision for income taxes	(690,816)	(374,645)
Net income	$2,533,106	$1,404,083

Weighted average shares outstanding, basic and diluted (1)	7,101,692	5,756,638

Basic and diluted net loss per common share (2)	$(0.06)	$(0.08)

(1)	Excludes an aggregate of 6,076,290 and 19,235,623 shares subject to redemption, at December 31, 2019 and 2018, respectively.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $2,976,781 and $1,880,138 for the years ended December 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Retained Earnings /	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit )	Equity
Balance – January 1, 2018	3,737,500	$3,737	$21,263	$(2,358)	$22,642

Common stock issued to initial stockholders	1,293,750	1,294	7,360	—	8,654

Sale of 20,125,000 Units, net of underwriting discounts and offering expenses	20,125,000	20,125	190,128,011	—	190,148,136

Sale of 1,150,000 Private Units	1,150,000	1,150	11,498,850	—	11,500,000

Common stock subject to possible redemption	(19,235,623)	(19,235)	(198,064,272)	—	(198,083,507)

Net income	—	—	—	1,404,083	1,404,083

Balance – December 31, 2018	7,070,627	7,071	3,591,212	1,401,725	5,000,008

Change in value of common stock subject to possible redemption	77,899	78	(2,533,184)	—	(2,533,106)

Net income	—	—	—	2,533,106	2,533,106

Balance – December 31, 2019	7,148,526	$7,149	$1,058,028	$3,934,831	$5,000,008

The accompanying notes are an integral part of the consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018

Cash Flows from Operating Activities:
Net income	$2,533,106	$1,404,083
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,324,060)	(2,474,008)
Unrealized gain on marketable securities held in Trust Account	—	(4,054)
Deferred tax (benefit) provision	(851)	851
Changes in operating assets and liabilities:
Prepaid expenses	(39,074)	(63,843)
Accounts payable and accrued expenses	(135)	159,512
Income taxes payable	305,637	373,794
Net cash used in operating activities	(1,525,377)	(603,665)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(500,000)	(205,275,000)
Cash withdrawn from Trust Account for redemptions	137,130,484	—
Cash withdrawn from Trust Account to pay for franchise and income taxes	1,070,021	—
Net cash provided by (used in) investing activities	137,700,505	(205,275,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	—	8,654
Proceeds from sale of Units, net of underwriting discounts paid	—	196,218,750
Proceeds from sale of Private Units	—	11,500,000
Proceeds from promissory notes – related parties	180,000	300,000
Repayment of promissory notes – related parties	(425,000)	(400,000)
Payment of offering costs	—	(636,325)
Redemptions of common stock	(137,130,484)	—
Net cash provided by (used in) financing activities	(137,375,484)	206,991,079

Net Change in Cash	(1,200,356)	1,112,414
Cash – Beginning	1,255,817	143,403
Cash – Ending	$55,461	$1,255,817

Supplemental cash flow information:
Cash paid for income taxes	$386,030	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$196,674,614
Change in value of common stock subject to possible redemption	$2,533,106	$1,408,893
Deferred underwriting fee charged to additional paid in capital	$—	$5,031,250

The accompanying notes are an integral part of the consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

At December 31, 2019, the Company had not yet commenced operations. All activity through December 31, 2019 relates to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination.

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

Following the closing of the Initial Public Offering on June 1, 2018, an amount of $178,500,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

Transaction costs amounted to $11,101,864, consisting of $5,031,250 of underwriting fees, $5,031,250 of deferred underwriting fees and $1,039,364 of other costs. As of December 31, 2019, cash of $55,461 was held outside of the Trust Account and is available for working capital purposes.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The Company initially had until December 1, 2019 to consummate a Business Combination (the “Combination Period”).

On November 26, 2019, the Company held its Annual Meeting of the Stockholders (the “Annual Meeting”) of the Company at which the stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the period of time for which the Company is required to complete a Business Combination two times for an additional 90 days each time (the termination date as so extended, the “Extended Termination Date”). The Company agreed to contribute $500,000 to the Trust Account for each 90 day extension period. As of the filing of these financial statements, the Company has contributed an aggregate of $1,000,000 to the Trust Account.

In connection with the approval of the Charter Amendment, stockholders elected to redeem an aggregate of 13,081,434 shares of the Company’s common stock. As a result, an aggregate of approximately $137,130,484 (or approximately $10.48 per share) was removed from the Company’s Trust Account to pay such stockholders and 13,224,816 shares of common stock are now issued and outstanding.

The Company has extended the time to complete a Business Combination both times and it now has until June 1, 2020 to complete a business combination.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Liquidity

As of December 31, 2019, the Company had $55,461 in its operating bank accounts, $74,376,617 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem shares in connection therewith and an adjusted working capital of $103,791, which excludes franchise and income taxes payable of $784,221, of which such amounts will be paid from interest earned on the Trust Account, and a promissory note in the amount of $180,000 as such amount is payable upon the consummation of a Business Combination and not from the working capital of the Company. As of December 31, 2019, approximately $2,032,000 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations. As of December 31, 2019, the Company has withdrawn $1,070,021 of interest earned from the Trust Account in order to pay its taxes.

On December 17, 2019, Viktoria Group, LLC, a company owned by the Company’s President and Chief Financial Officer, loaned the Company $180,000 in order to fund working capital requirements and finance transaction expenses in connection with a Business Combination. The loan is non-interest bearing and payable on December 2, 2020.

On January 30, 2020, VK Consulting, Inc. a company owned by the Company’s President and Chief Financial Officer, loaned the Company $425,000 in order to fund working capital requirements and finance transaction expenses in connection with a Business Combination. The loan is non-interest bearing and payable on December 2, 2020.

On February 7, 2020, BGV Group Limited, an affiliate of one of the Company’s stockholders, loaned the Company $800,000 to be used to finance transaction costs in connection with a Business Combination. The loan is non-interest bearing and payable on December 2, 2020.

The Company may raise additional capital through loans or additional investments from its initial stockholders or its officers and directors. The Company’s officers and directors and the initial stockholders may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

Other than borrowings currently outstanding under the promissory notes as described above, the Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the initial stockholders, nor any of the officers or directors are under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. Should circumstances change and the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until June 1, 2020 to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to June 1, 2020.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated financial statements.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Cash held in escrow

On May 7, 2019, the Company placed $386,030 into an escrow account maintained by the Company’s legal counsel (the “Escrowed Amount”). The Escrowed Amount was being held in a non-interest bearing account, was under the Company’s full control and was released in November 2019, upon written instruction from the Company. As of December 31, 2019, no amounts remained in the escrow account.

Marketable securities held in Trust Account

At December 31, 2019 and 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the year ended December 31, 2019, the Company withdrew $1,070,021 of interest earned on the Trust Account to pay its franchise and income tax obligations.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2019 and 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal or state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 21,275,000 shares of common stock and (2) 1,750,000 shares of common stock and warrants to purchase 1,750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended December 31,
	2019	2018
Net income	$2,533,106	$1,404,083
Less: Income attributable to shares subject to possible redemption	(2,976,781)	(1,880,138)
Adjusted net loss	$(443,675)	$(476,055)

Weighted average common shares outstanding, basic and diluted	7,101,692	5,756,638

Basic and diluted net loss per common share	$(0.06)	$(0.08)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019 and 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Promissory Notes — Related Parties

In March 2016, VK Consulting, Inc. loaned the Company $425,000 to be used for the payment of costs related to the Initial Public Offering. On February 15, 2018, the terms of the promissory note with VK Consulting were amended such that the loan is now payable upon the consummation of a Business Combination. The loan was repaid in December 2019.

On December 17, 2019, Viktoria Group, LLC loaned the Company $180,000 under a promissory note to fund its working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note is non-interest bearing and payable on December 2, 2020.

As of December 31, 2019, there was $180,000 outstanding under the promissory note.

On January 30, 2020, VK Consulting, Inc. loaned the Company $425,000 under a promissory note to fund its working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note is non-interest bearing and payable on December 2, 2020.

On February 7, 2020, BGV Group Limited loaned the Company $800,000 under a promissory note to fund its working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note is non-interest bearing and payable on December 2, 2020.

If the Company does not complete a Business Combination, any outstanding loans from the Company’s insiders, officers and directors or their affiliates will be repaid only from amounts remaining outside of the Company’s trust account, if any.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 30, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay VK Consulting a monthly fee of $7,500 for office space and secretarial and administrative services. For the years ended December 31, 2019 and 2018, the Company incurred and paid $90,000 and $52,500 in fees for these services, respectively.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 7,148,526 and 7,070,627 shares of common stock issued and outstanding (excluding 6,076,290 and 19,235,623 shares of common stock subject to possible redemption), respectively.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 8. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2019 and 2018.

The Company’s deferred tax liability is as follows:

	December 31, 2019	December 31, 2018

Deferred tax liability
Unrealized gain on marketable securities	$—	$(851)
Deferred tax liability	$—	$(851)

The income tax provision consists of the following:

	December 31, 2019		December 31, 2018

Federal
Current		$691,667	$373,794
Deferred		(851)	851

State
Current	$		$—
Deferred			—
Income tax provision		$690,816	$374,645

As of December 31, 2019 and 2018, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 and 2018 is as follows:

	December 31, 2019	December 31, 2018
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
True-ups	0.4%	0.0%
Meals and entertainment	0.0%	0.1%
Income tax provision	21.4%	21.1%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction

TRIDENT ACQUISITIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account	1	$74,376,617	$207,753,062

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these consolidated financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.