Form 10-Q
period 2020-03-31
Trident Acquisitions Corp.
filed 2020-05-07
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

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

As of May 6, 2020, 13,224,816 shares of common stock, par value $0.001 per share, were issued and outstanding.

TRIDENT ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trident Acquisitions Corp.
Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$637,207	$55,461
Prepaid expenses	73,553	102,917
Total Current Assets	710,760	158,378

Marketable securities held in Trust Account	75,139,111	74,376,617
Security deposit	1,200	1,200
TOTAL ASSETS	$75,851,071	$74,536,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$249,338	$159,377
Income taxes payable	679,651	679,431
Promissory notes – related party	1,405,000	180,000
Total Current Liabilities	2,333,989	1,018,808

Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	7,365,239	6,050,058

Commitments

Common stock subject to possible redemption, 6,018,015 and 6,076,290 shares at redemption value as of March 31, 2020 and December 31, 2019, respectively	63,485,828	63,486,129

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,206,801 and 7,148,526 issued and outstanding (excluding 6,018,015 and 6,076,290 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	7,207	7,149
Additional paid-in capital	1,058,271	1,058,028
Retained earnings	3,934,526	3,934,831
Total Stockholders’ Equity	5,000,004	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,851,071	$74,536,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Trident Acquisitions Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating costs	$262,564	$226,217
Loss from operations	(262,564)	(226,217)

Other income:
Interest income	262,479	1,232,149
Unrealized gain on marketable securities held in Trust Account	—	16,170
Other income	262,479	1,248,319

(Loss) income before provision for income taxes	(85)	1,022,102
Provision for income taxes	(220)	(227,287)
Net (loss) income	$(305)	$794,815

Weighted average shares outstanding, basic and diluted (1)	7,148,526	7,070,627

Basic and diluted net loss per common share (2)	$(0.03)	$(0.02)

(1)	Excludes an aggregate of 6,018,015 and 19,222,504 shares subject to redemption at March 31, 2020 and 2019, respectively.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $181,354 and $927,530 for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Trident Acquisitions Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	7,148,526	$7,149	$1,058,028	$3,934,831	$5,000,008

Change in value of common stock subject to possible redemption	58,275	58	243	—	301

Net loss	—	—	—	(305)	(305)

Balance – March 31, 2020	7,206,801	$7,207	$1,058,271	$3,934,526	$5,000,004

THREE MONTHS ENDED MARCH 31, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	7,070,627	$7,071	$3,591,212	$1,401,725	$5,000,008

Change in value of common stock subject to possible redemption	13,119	13	(794,833)	—	(794,820)

Net income	—	—	—	794,815	794,815

Balance – March 31, 2019	7,083,746	$7,084	$2,796,379	$2,196,540	$5,000,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Trident Acquisitions Corp.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(305)	$794,815
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(262,479)	(1,232,149)
Unrealized gain on marketable securities held in Trust Account	—	(16,170)
Deferred tax provision	—	2,544
Changes in operating assets and liabilities:
Prepaid expenses	29,364	(1,234)
Accounts payable and accrued expenses	89,961	(41,798)
Income taxes payable	220	224,743
Net cash used in operating activities	(143,239)	(269,249)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(500,015)	—
Cash withdrawn from Trust Account to pay for franchise taxes	—	119,125
Net cash (used in) provided by investing activities	(500,015)	119,125

Cash Flows from Financing Activities:
Proceeds from promissory notes – related parties	1,225,000	—
Net cash provided by financing activities	1,225,000	—

Net Change in Cash	581,746	(150,124)
Cash – Beginning	55,461	1,255,817
Cash – Ending	$637,207	$1,105,693

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(301)	$794,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

At March 31, 2020, the Company had not yet commenced operations. All activity through March 31, 2020 relates to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination.

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

Transaction costs amounted to $11,101,864, consisting of $5,031,250 of underwriting fees, $5,031,250 of deferred underwriting fees and $1,039,364 of other costs. As of March 31, 2020, cash of $637,207 was held outside of the Trust Account and is available for working capital purposes.

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

MARCH 31, 2020

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

The Company initially had until December 1, 2019 to consummate a Business Combination (the “Combination Period”).

On November 26, 2019, the Company held its Annual Meeting of the Stockholders (the “Annual Meeting”) of the Company at which the stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the period of time for which the Company is required to complete a Business Combination two times for an additional 90 days each time (the termination date as so extended, the “Extended Termination Date”). The Company agreed to contribute $500,000 to the Trust Account for each 90-day extension period. As of March 31, 2020, the Company has contributed an aggregate of $1,000,000 to the Trust Account and now has until June 1, 2020 to complete a Business Combination.

In connection with the approval of the Charter Amendment, stockholders elected to redeem an aggregate of 13,081,434 shares of the Company’s common stock. As a result, an aggregate of approximately $137,130,484 (or approximately $10.48 per share) was removed from the Company’s Trust Account to pay such stockholders and 13,224,816 shares of common stock are now issued and outstanding.

The Company intends to hold a meeting of stockholders in order to provide stockholders with the ability to vote to extend the deadline to complete a Business Combination from June 1, 2020 to September 1, 2020. There is no assurance that the Company’s stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

If the Company is unable to consummate a Business Combination by the Extended Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

MARCH 31, 2020

(Unaudited)

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

Liquidity

As of March 31, 2020, the Company had $637,207 in its operating bank accounts, $75,139,111 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem shares in connection therewith and an adjusted working capital of $616,212, which excludes franchise and income taxes payable of $834,441, of which such amounts will be paid from interest earned on the Trust Account, and promissory notes in the amount of $1,405,000 as such amounts are payable upon the consummation of a Business Combination and not from the working capital of the Company. As of March 31, 2020, approximately $2,295,000 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations. Through March 31, 2020, the Company has withdrawn $1,070,021 of interest earned from the Trust Account in order to pay its taxes, all of which such amounts were withdrawn during the year ended December 31, 2019.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 16, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in money market funds, which are invested in U.S. Treasury securities. Through March 31, 2020, the Company has withdrawn $1,070,021 of interest earned from the Trust Account in order to pay its taxes, all of which such amounts were withdrawn during the year ended December 31, 2019.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2020 due to the non-deductibility of meal expenses, which are treated as permanent differences. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2019 due to true-up adjustments from the prior year tax returns.

The Company may be subject to potential examination by federal or state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security "CARES" Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses ("NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

Net income (loss) per common share

Net income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 21,275,000 shares of common stock and (2) 1,750,000 shares of common stock and warrants to purchase 1,750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Reconciliation of net income (loss) per common share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(305)	$794,815
Less: Income attributable to shares subject to possible redemption	(181,354)	(927,530)
Adjusted net loss	$(181,659)	$(132,715)

Weighted average common shares outstanding, basic and diluted	7,148,526	7,070,627

Basic and diluted net loss per common share	$(0.03)	$(0.02)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

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

MARCH 31, 2020

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

As of March 31, 2020, there was $1,405,000 outstanding under the promissory notes.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 30, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay VK Consulting a monthly fee of $7,500 for office space and secretarial and administrative services. For each of the three months ended March 31, 2020 and 2019, the Company incurred and paid $22,500 in fees for these services.

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

MARCH 31, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 7,206,801 and 7,148,526 shares of common stock issued and outstanding (excluding 6,018,015 and 6,076,290 shares of common stock subject to possible redemption), respectively.

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

MARCH 31, 2020

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

MARCH 31, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$75,139,111	$74,376,617

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Recent Developments

On November 26, 2019, we held our Annual Meeting of the Stockholders (the “Annual Meeting”) at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the period of time for which we are required to complete a Business Combination two times for an additional 90 days each time (the termination date as so extended, the “Extended Termination Date”). Our stockholders were able to elect to redeem their shares in connection with the Annual Meeting for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes). With respect to public shares not redeemed in connection with the Annual Meeting, we agreed to make a cash contribution of $500,000 to the Trust Account for each 90-day extension.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net loss of $305, which consists of operating costs of $262,564 and a provision for income taxes of $220, offset by interest income on marketable securities held in the Trust Account of $262,479.

For the three months ended March 31, 2019, we had net income of $794,815, which consists of interest income on marketable securities held in the Trust Account of $1,232,149 and an unrealized gain on marketable securities held in our Trust Account of $16,170, offset by operating costs of $226,217, and a provision for income taxes of $227,287.

Liquidity and Capital Resources

As of March 31, 2020, we had marketable securities held in the Trust Account of $75,139,111 (including approximately $2,295,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2020, we did not withdraw any interest earned on the Trust Account to pay our tax obligations.

For the three months ended March 31, 2020, cash used in operating activities was $143,239. Net loss of $305 was the affected by interest earned on marketable securities held in the Trust Account of $262,479, principally offset by changes in operating assets and liabilities which provided $119,545 of cash for operating activities.

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

As of March 31, 2020, we had cash of $637,207 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

Net income (loss) per common share

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

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

After deducting the underwriting fee (excluding the deferred underwriting commission of $5,031,250, which amount will be payable upon consummation of the Business Combination, if consummated) and the Initial Public Offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Units was approximately $206,679,386 of which $205,275,000 (or $10.20 per Unit sold in the Initial Public Offering) was placed in the Trust Account. As of March 31, 2020, cash held outside the Trust Account was $637,207. The net proceeds of the Initial Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

TRIDENT ACQUISITIONS CORP.

Date: May 7, 2020	By:	/s/ Ilya Ponomarev
	Name:	Ilya Ponomarev
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Vadim Komissarov
	Name:	Vadim Komissarov
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)