Form 10-Q
period 2020-06-30
Trident Acquisitions Corp.
filed 2020-08-07
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 7, 2020, 12,597,757 shares of common stock, par value $0.001 per share, were issued and outstanding.

TRIDENT ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trident Acquisitions Corp.
Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$965,102	$55,461
Prepaid expenses	53,646	102,917
Total Current Assets	1,018,748	158,378

Marketable securities held in Trust Account	69,102,447	74,376,617
Security deposit	1,200	1,200
TOTAL ASSETS	$70,122,395	$74,536,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$123,290	$159,377
Income taxes payable	679,431	679,431
Promissory notes – related party	2,725,000	180,000
Total Current Liabilities	3,527,721	1,018,808

Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	8,558,971	6,050,058

Commitments

Common stock subject to possible redemption, 5,305,640 and 6,076,290 shares at redemption value as of June 30, 2020 and December 31, 2019, respectively	56,563,414	63,486,129

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,292,117 and 7,148,526 issued and outstanding (excluding 5,305,640 and 6,076,290 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	7,292	7,149
Additional paid-in capital	1,313,825	1,058,028
Retained earnings	3,678,893	3,934,831
Total Stockholders’ Equity	5,000,010	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,122,395	$74,536,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Trident Acquisitions Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating costs	$334,353	$313,480	$596,917	$539,697
Loss from operations	(334,353)	(313,480)	(596,917)	(539,697)

Other income:
Interest income	78,500	1,248,225	340,979	2,480,374
Unrealized gain on marketable securities held in Trust Account	—	134,335	—	150,505
Other income	78,500	1,382,560	340,979	2,630,879

(Loss) income before provision for income taxes	(255,853)	1,069,080	(255,938)	2,091,182
Benefit (provision) for income taxes	220	(241,603)	—	(468,890)
Net (loss) income	$(255,633)	$827,477	$(255,938)	$1,622,292

Weighted average shares outstanding, basic and diluted (1)	7,206,801	7,083,746	7,177,664	7,077,223

Basic and diluted net loss per common share (2)	$(0.04)	$(0.03)	$(0.06)	$(0.05)

(1)	Excludes an aggregate of 5,305,640 and 19,193,198 shares subject to redemption at June 30, 2020 and 2019, respectively.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $23,749 and $1,057,670 for the three months ended June 30, 2020 and 2019 and $199,266 and $1,983,743 for the six months ended June 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Trident Acquisitions Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	7,148,526	$7,149	$1,058,028	$3,934,831	$5,000,008

Change in value of common stock subject to possible redemption	58,275	58	243	—	301

Net loss	—	—	—	(305)	(305)

Balance – March 31, 2020	7,206,801	7,207	1,058,271	3,934,526	$5,000,004

Change in value of common stock subject to possible redemption	85,316	85	255,554	—	255,639

Net loss	—	—	—	(255,633)	(255,633)

Balance – June 30, 2020	7,292,117	$7,292	$1,313,825	$3,678,893	$5,000,010

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	7,070,627	$7,071	$3,591,212	$1,401,725	$5,000,008

Change in value of common stock subject to possible redemption	13,119	13	(794,833)	—	(794,820)

Net income	—	—	—	794,815	794,815

Balance – March 31, 2019	7,083,746	7,084	2,796,379	2,196,540	5,000,003

Change in value of common stock subject to possible redemption	29,306	29	(827,505)	—	(827,476)

Net income	—	—	—	827,477	827,477

Balance – June 30, 2019	7,113,052	$7,113	$1,968,874	$3,024,017	$5,000,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Trident Acquisitions Corp.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(255,938)	$1,622,292
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(340,979)	(2,480,374)
Unrealized gain on marketable securities held in Trust Account	—	(150,505)
Deferred tax provision	—	30,755
Changes in operating assets and liabilities:
Prepaid expenses	49,271	(19,427)
Accounts payable and accrued expenses	(36,087)	(78,560)
Income taxes payable	—	52,105
Net cash used in operating activities	(583,733)	(1,023,714)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,462,491)	—
Cash withdrawn from Trust Account for redemptions	6,666,775	—
Cash withdrawn from Trust Account to pay for franchise taxes and income taxes	410,865	505,155
Net cash provided by investing activities	5,615,149	505,155

Cash Flows from Financing Activities:
Proceeds from promissory notes – related parties	2,725,000	—
Repayment of promissory note – related parties	(180,000)	—
Redemptions of common stock	(6,666,775)	—
Net cash used in financing activities	(4,121,775)	—

Net Change in Cash	909,641	(518,559)
Cash – Beginning	55,461	1,255,817
Cash – Ending	$965,102	$737,258

Supplemental cash flow information:
Cash paid for income taxes	$—	$386,030

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$255,940	$1,622,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

At June 30, 2020, the Company had not yet commenced operations. All activity through June 30, 2020 relates to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination.

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

Transaction costs amounted to $11,101,864, consisting of $5,031,250 of underwriting fees, $5,031,250 of deferred underwriting fees and $1,039,364 of other costs. As of June 30, 2020, cash of $965,102 was held outside of the Trust Account and is available for working capital purposes.

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

JUNE 30, 2020

(Unaudited)

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

The Company initially had until December 1, 2019 to consummate a Business Combination (the “Combination Period”).

On November 26, 2019, the Company held its Annual Meeting of the Stockholders (the “Annual Meeting”) of the Company at which the stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the period of time for which the Company is required to complete a Business Combination two times for an additional 90 days each time (the termination date as so extended, the “Extended Termination Date”). The Company agreed to contribute $500,000 to the Trust Account for each 90-day extension period. The Company contributed an aggregate of $1,000,000 to the Trust Account which extended the date to June 1, 2020 to complete a Business Combination.

In connection with the approval of the Charter Amendment, stockholders elected to redeem an aggregate of 13,081,434 shares of the Company’s common stock. As a result, an aggregate of $137,130,484 (or approximately $10.48 per share) was removed from the Company’s Trust Account to pay such stockholders.

On May 28, 2020, the Company held a Special Meeting of the Stockholders (the “Special Meeting”) of the Company at which the stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Second Charter Amendment”) to extend the period of time for which the Company is required to complete a Business Combination to September 1, 2020 (the “Second Extended Date”). The Company agreed to contribute $0.15 for each Public Share outstanding that was not redeemed for the three-month extension period. As of June 30, 2020, the Company has contributed an aggregate of $962,476 to the Trust Account and now has until September 1, 2020 to complete a Business Combination.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

In connection with the approval of the Second Charter Amendment, stockholders elected to redeem an aggregate of 627,059 shares of the Company’s common stock. As a result, an aggregate of $6,666,775 (or approximately $10.63 per share) was removed from the Company’s Trust Account to pay such stockholders and 12,597,757 shares of common stock are now issued and outstanding.

If the Company is unable to consummate a Business Combination by the Second Extended Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

In order to protect the amounts held in the Trust Account, the initial stockholders have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the initial stockholders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the initial stockholders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent accountants), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of June 30, 2020, the Company had $965,102 in its operating bank accounts, $69,102,447 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem shares in connection therewith and an adjusted working capital of $912,110, which excludes franchise and income taxes payable of $696,083, of which such amounts will be paid from interest earned on the Trust Account, and promissory notes in the amount of $2,725,000 as such amounts are payable upon the consummation of a Business Combination and not from the working capital of the Company. As of June 30, 2020, approximately $1,781,000 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations. Through June 30, 2020, the Company has withdrawn $1,480,886 of interest earned from the Trust Account in order to pay its taxes, of which $410,865 was withdrawn during the six months ended June 30, 2020.

On December 17, 2019, Viktoria Group, LLC, a company owned by the Company’s President and Chief Financial Officer, loaned the Company $180,000 in order to fund working capital requirements and finance transaction expenses in connection with a Business Combination. The loan was repaid on June 18, 2020.

On January 30, 2020, VK Consulting, Inc. a company owned by the Company’s President and Chief Financial Officer, loaned the Company $425,000 in order to fund working capital requirements and finance transaction expenses in connection with a Business Combination. The loan is non-interest bearing and payable on December 2, 2020.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

On February 7, 2020 and May 15, 2020, BGV Group Limited, an affiliate of one of the Company’s stockholders, loaned the Company an aggregate of $2,300,000 to be used to finance transaction costs in connection with a Business Combination. The loans are non-interest bearing and payable on December 2, 2020.

The Company may raise additional capital through loans or additional investments from its initial stockholders or its officers and directors. The Company’s officers and directors and the initial stockholders may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

Other than borrowings currently outstanding under the promissory notes as described above, the Company does not believe it will need to raise additional funds in order to meet expenditures required for operating its business. Neither the initial stockholders, nor any of the officers or directors are under any obligation to advance funds to, or invest in, the Company. Accordingly, the Company may not be able to obtain additional financing. Should circumstances change and the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until September 1, 2020 to consummate a Business Combination. There is no assurance that the Company will be able to do so prior to September 1, 2020.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 16, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in money market funds, which are invested in U.S. Treasury securities. Through June 30, 2020, the Company has withdrawn $1,480,886 of interest earned from the Trust Account in order to pay its taxes, of which $410,865 was withdrawn during the six months ended June 30, 2020.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2020 due to the valuation allowance recorded against the Company’s net operating losses, as well as the non-deductibility of meal expenses, which are treated as permanent differences. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2019 mainly due to true-up adjustments from the prior year tax returns.

The Company may be subject to potential examination by federal or state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statement of operations.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 21,275,000 shares of common stock and (2) 1,750,000 shares of common stock and warrants to purchase 1,750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of Net Income (Loss) Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(255,633)	$827,477	$(255,938)	$1,622,292
Less: Income attributable to shares subject to possible redemption	(23,749)	(1,057,670)	(199,266)	(1,983,743)
Adjusted net loss	$(279,382)	$(230,193)	$(455,204)	$(361,451)

Weighted average common shares outstanding, basic and diluted	7,206,801	7,083,746	7,177,664	7,077,223

Basic and diluted net loss per common share	$(0.04)	$(0.03)	$(0.06)	$(0.05)

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

On December 17, 2019, Viktoria Group, LLC loaned the Company $180,000 under a promissory note to fund its working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note was non-interest bearing and payable on December 2, 2020. The loan was repaid on June 18, 2020.

On January 30, 2020, VK Consulting, Inc. loaned the Company $425,000 under a promissory note to fund its working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note is non-interest bearing and payable on December 2, 2020.

On February 7, 2020 and May 15, 2020, BGV Group Limited loaned the Company an aggregate of $2,300,000 under promissory notes to fund its working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory notes are non-interest bearing and payable on December 2, 2020.

If the Company does not complete a Business Combination, any outstanding loans from the Company’s insiders, officers and directors or their affiliates will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

As of June 30, 2020, there was $2,725,000 outstanding under the promissory notes.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 30, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay VK Consulting a monthly fee of $7,500 for office space and secretarial and administrative services. For each of the three months ended June 30, 2020 and 2019, the Company incurred and paid $22,500 in fees for these services. For each of the six months ended June 30, 2020 and 2019, the Company incurred and paid $45,000 in fees for these services.

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

JUNE 30, 2020

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 7,292,117 and 7,148,526 shares of common stock issued and outstanding (excluding 5,305,640 and 6,076,290 shares of common stock subject to possible redemption), respectively.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$69,102,447	$74,376,617

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

We extended the time to complete a Business Combination both times and had until June 1, 2020 to complete a Business Combination.

In connection with the approval of the Charter Amendment, stockholders elected to redeem an aggregate of 13,081,434 shares of our common stock. As a result, an aggregate of approximately $137,130,484 (or approximately $10.48 per share) was removed from our Trust Account to pay such stockholders, and 13,224,816 shares of common stock are now issued and outstanding.

On May 28, 2020, we held a Special Meeting of the Stockholders (the “Special Meeting”) at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation (the “Second Charter Amendment”) to extend the period of time for which we are required to complete a Business Combination to September 1, 2020 (the “Second Extended Date”). We made a cash contribution $962,476 to the Trust Account for the three-month extension period. In addition, the stockholders elected to redeem an aggregate of 627,059 shares of our common stock. As a result, an aggregate of $6,666,775 (or approximately $10.63 per share) was removed from our Trust Account to pay such stockholders and 12,567,757 shares of common stock are now issued and outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $255,633, which consists of operating costs of $334,353, offset by interest income on marketable securities held in the Trust Account of $78,500 and an income tax benefit of $220.

For the six months ended June 30, 2020, we had a net loss of $255,938, which consists of operating costs of $596,917, offset by interest income on marketable securities held in the Trust Account of $340,979.

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

Liquidity and Capital Resources

As of June 30, 2020, we had marketable securities held in the Trust Account of $69,102,447 (including approximately $1,481,000 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2020, we withdrew $410,865 of interest earned on the Trust Account to pay our tax obligations.

For the six months ended June 30, 2020, cash used in operating activities was $583,733. Net loss of $255,938 was the affected by interest earned on marketable securities held in the Trust Account of $340,979, offset by changes in operating assets and liabilities which provided $13,184 of cash for operating activities.

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

As of June 30, 2020, we had cash of $965,102 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On December 17, 2019, Viktoria Group, LLC, a company owned by Vadim Komissarov, loaned us $180,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loan was non-interest bearing and payable on December 2, 2020. We repaid the loan on June 18, 2020.

On January 30, 2020, VK Consulting loaned us $425,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note is non-interest bearing and payable on December 2, 2020.

On February 7, 2020 and May 15, 2020, BGV Group Limited loaned us an aggregate of $2,300,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory notes are non-interest bearing and payable on December 2, 2020.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

After deducting the underwriting fee (excluding the deferred underwriting commission of $5,031,250, which amount will be payable upon consummation of the Business Combination, if consummated) and the Initial Public Offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Units was $206,679,386 of which $205,275,000 (or $10.20 per Unit sold in the Initial Public Offering) was placed in the Trust Account. As of June 30, 2020, cash held outside the Trust Account was $965,102. The net proceeds of the Initial Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

TRIDENT ACQUISITIONS CORP.

Date: August 7, 2020	By:	/s/ Ilya Ponomarev
	Name:	Ilya Ponomarev
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Vadim Komissarov
	Name:	Vadim Komissarov
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)