Form 10-Q
period 2020-09-30
Trident Acquisitions Corp.
filed 2020-11-16
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 16, 2020, 11,967,720 shares of common stock, par value $0.001 per share, were issued and outstanding.

TRIDENT ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRIDENT ACQUISITIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$217,858	$55,461
Prepaid expenses	39,518	102,917
Prepaid income taxes	12,186	—
Total Current Assets	269,562	158,378

Marketable securities held in Trust Account	63,154,834	74,376,617
Deferred tax asset	163,939	—
Security deposit	1,200	1,200
TOTAL ASSETS	$63,589,535	$74,536,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$314,238	$159,377
Income taxes payable	—	679,431
Promissory notes – related party	3,825,000	180,000
Total Current Liabilities	4,139,238	1,018,808

Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	9,170,488	6,050,058

Commitments

Common stock subject to possible redemption, 4,528,985 and 6,076,290 shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	49,419,038	63,486,129

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,438,735 and 7,148,526 issued and outstanding (excluding 4,528,985 and 6,076,290 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	7,439	7,149
Additional paid-in capital	1,676,203	1,058,028
Retained earnings	3,316,367	3,934,831
Total Stockholders’ Equity	5,000,009	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,589,535	$74,536,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating costs	$532,732	$244,001	$1,129,649	$783,698
Loss from operations	(532,732)	(244,001)	(1,129,649)	(783,698)

Other income:
Interest income	6,267	338,503	347,246	2,818,877
Unrealized gain on marketable securities held in Trust Account	—	800,740	—	951,245
Other income	6,267	1,139,243	347,246	3,770,122

(Loss) income before income taxes	(526,465)	895,242	(782,403)	2,986,424
Benefit from (provision for) income taxes	163,939	(171,885)	163,939	(640,775)
Net (loss) income	$(362,526)	$723,357	$(618,464)	$2,345,649

Weighted average shares outstanding, basic and diluted (1)	7,292,117	7,113,052	7,216,093	7,089,297

Basic and diluted net loss per common share (2)	$(0.05)	$(0.02)	$(0.12)	$(0.07)

(1)	Excludes an aggregate of 4,513,961 and 19,167,779 shares subject to redemption at September 30, 2020 and 2019, respectively.

(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $0 and $873,692 for the three months ended September 30, 2020 and 2019 and $282,699 and $2,854,730 for the nine months ended September 30, 2020 and 2019, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	7,148,526	$7,149	$1,058,028	$3,934,831	$5,000,008

Change in value of common stock subject to possible redemption	58,275	58	243	—	301

Net loss	—	—	—	(305)	(305)

Balance – March 31, 2020	7,206,801	7,207	1,058,271	3,934,526	$5,000,004

Change in value of common stock subject to possible redemption	85,316	85	255,554	—	255,639

Net loss	—	—	—	(255,633)	(255,633)

Balance – June 30, 2020	7,292,117	7,292	1,313,825	3,678,893	5,000,010

Change in value of common stock subject to possible redemption	146,619	147	362,378	—	362,525

Net loss	—	—	—	(362,526)	(362,526)

Balance – September 30, 2020	7,438,735	$7,439	$1,676,203	$3,316,367	$5,000,009

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	7,070,627	$7,071	$3,591,212	$1,401,725	$5,000,008

Change in value of common stock subject to possible redemption	13,119	13	(794,833)	—	(794,820)

Net income	—	—	—	794,815	794,815

Balance – March 31, 2019	7,083,746	7,084	2,796,379	2,196,540	5,000,003

Change in value of common stock subject to possible redemption	29,306	29	(827,505)	—	(827,476)

Net income	—	—	—	827,477	827,477

Balance – June 30, 2019	7,113,052	7,113	1,968,874	3,024,017	5,000,004

Change in value of common stock subject to possible redemption	25,419	25	(723,381)	—	(723,356)

Net income	—	—	—	723,357	723,357

Balance – September 30, 2019	7,138,471	$7,138	$1,245,493	$3,747,374	$5,000,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(618,464)	$2,345,649
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(347,246)	(2,818,877)
Unrealized gain on marketable securities held in Trust Account	—	(951,245)
Deferred tax (benefit) provision	(163,939)	198,910
Changes in operating assets and liabilities:
Prepaid expenses	63,399	25,100
Prepaid income taxes	(12,186)	—
Accounts payable and accrued expenses	154,861	(55,045)
Income taxes payable	(679,431)	55,835
Net cash used in operating activities	(1,603,006)	(1,199,673)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(2,330,462)	—
Cash withdrawn from Trust Account for redemptions	13,448,626	—
Cash withdrawn from Trust Account to pay for franchise taxes and income taxes	450,865	577,315
Net cash provided by investing activities	11,569,029	577,315

Cash Flows from Financing Activities:
Proceeds from promissory notes – related parties	3,825,000	—
Repayment of promissory note – related parties	(180,000)	—
Redemptions of common stock	(13,448,626)	—
Net cash used in financing activities	(9,803,626)	—

Net Change in Cash	162,397	(622,358)
Cash – Beginning	55,461	1,255,817
Cash – Ending	$217,858	$633,459

Supplemental cash flow information:
Cash paid for income taxes	$691,617	$386,030

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$618,465	$2,345,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

At September 30, 2020, the Company had not yet commenced operations. All activity through September 30, 2020 relates to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination.

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

Transaction costs amounted to $11,101,864, consisting of $5,031,250 of underwriting fees, $5,031,250 of deferred underwriting fees and $1,039,364 of other costs. As of September 30, 2020, cash of $217,858 was held outside of the Trust Account and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

On August 28, 2020, the Company held a Special Meeting of the Stockholders (the “Meeting”) of the Company at which the stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Third Charter Amendment”) to extend the period of time for which the Company is required to complete a Business Combination to December 1, 2020 (the “Third Extended Date”). The Company agreed to contribute $0.15 for each Public Share outstanding that was not redeemed for the three-month extension period. As of September 30, 2020, the Company has contributed an aggregate of $867,971 to the Trust Account and now has until December 1, 2020 to complete a Business Combination.

In connection with the approval of the Third Charter Amendment, stockholders elected to redeem an aggregate of 630,037 shares of the Company’s common stock. As a result, an aggregate of $6,781,851 (or approximately $10.76 per share) was removed from the Company’s Trust Account to pay such stockholders and 5,786,470 shares of common stock are now issued and outstanding as of September 30, 2020.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company has scheduled a special meeting of stockholders to be held in November 2020, pursuant to which it will seek stockholder approval to extend the Third Extended Date from December 1, 2020 to March 31, 2021 (the “Fourth Extended Date”). The public stockholders will be able to elect to redeem their shares in connection with the extension meeting for a pro rata portion of the amount then on deposit in the Trust Account. If the Company does not obtain stockholder approval and is unable to complete a Business Combination by December 1, 2020, the Company would wind up its affairs and liquidate.

If the Company is unable to consummate a Business Combination by the Third Extended Date (or the Fourth Extended Date, if approved by the stockholders), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

Liquidity and Going Concern

As of September 30, 2020, the Company had $217,858 in its operating bank accounts, $63,154,834 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem shares in connection therewith and an adjusted working capital of $30,210, which excludes franchise and income taxes payable of $26,652, of which such amounts will be paid from interest earned on the Trust Account, and promissory notes in the amount of $3,825,000 as such amounts are payable upon the consummation of a Business Combination and not from the working capital of the Company. As of September 30, 2020, approximately $1,575,000 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations. Through September 30, 2020, the Company has withdrawn $1,520,886 of interest earned from the Trust Account in order to pay its taxes, of which $450,865 was withdrawn during the nine months ended September 30, 2020.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

On August 27, 2020, BGV Group Limited loaned the Company an aggregate of $1,100,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and payable on December 2, 2020.

The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. The Company’s initial stockholders, officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through December 1, 2020 (or March 31, 2021 if approved by the stockholders), the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. As of the date the financial statements were available to be issued, there was considerable uncertainty around the expected duration of this pandemic. We have concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 16, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

SEPTEMBER 30, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in money market funds, which are invested in U.S. Treasury securities. Through September 30, 2020, the Company has withdrawn $1,520,886 of interest earned from the Trust Account in order to pay its taxes, of which $450,865 was withdrawn during the nine months ended September 30, 2020.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2020 the non-deductibility of meal expenses, which are treated as permanent differences. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2019 mainly due to true-up adjustments from the prior year tax returns.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 21,275,000 shares of common stock and (2) 1,750,000 shares of common stock and warrants to purchase 1,750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants and the exercise of the unit purchase option is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of Net Income (Loss) Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(362,526)	$723,357	$(618,464)	$2,345,649
Less: Income attributable to shares subject to possible redemption	—	(873,692)	(282,699)	(2,854,730)
Adjusted net loss	$(362,526)	$(150,335)	$(901,163)	$(509,081)

Weighted average common shares outstanding, basic and diluted	7,292,117	7,113,052	7,216,093	7,089,297

Basic and diluted net loss per common share	$(0.05)	$(0.02)	$(0.12)	$(0.07)

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

On August 27, 2020, BGV Group Limited loaned the Company an aggregate of $1,100,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and payable on December 2, 2020.

If the Company does not complete a Business Combination, any outstanding loans from the Company’s insiders, officers and directors or their affiliates will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

As of September 30, 2020, there was $3,825,000 outstanding under the promissory notes.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 30, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay VK Consulting a monthly fee of $7,500 for office space and secretarial and administrative services. For each of the three months ended September 30, 2020 and 2019, the Company incurred and paid $22,500 in fees for these services. For each of the nine months ended September 30, 2020 and 2019, the Company incurred and paid $67,500 in fees for these services.

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

SEPTEMBER 30, 2020

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 7,453,759 and 7,148,526 shares of common stock issued and outstanding (excluding 4,153,961 and 6,076,290 shares of common stock subject to possible redemption), respectively.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$63,154,834	$74,376,617

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

We extended the time to complete a Business Combination until December 1, 2020 to complete a Business Combination.

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

On August 28, 2020, we held a Special Meeting of the Stockholders (the “Meeting”) at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation (the “Third Charter Amendment”) to extend the period of time for which we are required to complete a Business Combination to December 1, 2020 (the “Third Extended Date”). We made a cash contribution $867,971 to the Trust Account for the three-month extension period. In addition, the stockholders elected to redeem an aggregate of 630,037 shares of our common stock. As a result, an aggregate of $6,781,851 (or approximately $10.76 per share) was removed from our Trust Account to pay such stockholders and 11,967,720 shares of common stock are now issued and outstanding.

We have scheduled a special meeting of stockholders to be held in November 2020, pursuant to which we will seek stockholder approval to extend the Third Extended Date from December 1, 2020 to March 31, 2021 (the “Fourth Extended Date”). The public stockholders will be able to elect to redeem their shares in connection with the extension meeting for a pro rata portion of the amount then on deposit in the Trust Account. If we do not obtain stockholder approval and are unable to complete a Business Combination by December 1, 2020, we would wind up its affairs and liquidate.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $362,526, which consists of operating costs of $532,732, offset by a benefit from income taxes of $163,939 and interest income on marketable securities held in the Trust Account of $6,267.

For the nine months ended September 30, 2020, we had a net loss of $618,464, which consists of operating costs of $1,129,649, offset by a benefit from income taxes of $163,939 and interest income on marketable securities held in the Trust Account of $347,246.

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

Liquidity and Capital Resources

As of September 30, 2020, we had marketable securities held in the Trust Account of $63,154,834 (including approximately $1,575,000 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. During the nine months ended September 30, 2020, we withdrew $450,865 of interest earned on the Trust Account to pay our tax obligations.

For the nine months ended September 30, 2020, cash used in operating activities was $1,603,006. Net loss of $618,464 was the affected by interest earned on marketable securities held in the Trust Account of $347,246 and a deferred tax benefit of $163,939, offset by changes in operating assets and liabilities which used $473,357 of cash for operating activities.

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

As of September 30, 2020, we had cash of $217,858 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On August 27, 2020, BGV Group Limited loaned us an aggregate of $1,100,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory notes are non-interest bearing and payable on December 2, 2020.

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

We will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. Our initial stockholders, officers or directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through December 1, 2020 (or March 31, 2021 if approved by the stockholders), the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

After deducting the underwriting fee (excluding the deferred underwriting commission of $5,031,250, which amount will be payable upon consummation of the Business Combination, if consummated) and the Initial Public Offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Units was $206,679,386 of which $205,275,000 (or $10.20 per Unit sold in the Initial Public Offering) was placed in the Trust Account. As of September 30, 2020, cash held outside the Trust Account was $217,858. The net proceeds ,of the Initial Public Offering and the sale of the Private Units are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

TRIDENT ACQUISITIONS CORP.

Date: November 16, 2020	By:	/s/ Ilya Ponomarev
	Name:	Ilya Ponomarev
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Vadim Komissarov
	Name:	Vadim Komissarov
	Title:	President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)