Form 10-K
period 2020-12-31
Trident Acquisitions Corp.
filed 2021-03-30
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-38508

TRIDENT ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-1996183
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

77 Water St., 8th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 229-7549

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one share of Common Stock	TDACU	NASDAQ Capital Market
Common stock, $0.001 par value per share	TDAC	NASDAQ Capital Market
Warrants	TDACW	NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒  No  ☐

At June 30, 2020, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $62,493,876.

The number of shares outstanding of the Registrant’s common stock as of March 22, 2021 was 11,967,720.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRIDENT ACQUISITIONS CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2020

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination with Lottery.com;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

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

iii

PART I

Item 1. Business.

Introduction

We are a blank check company formed under the laws of the State of Delaware on March 17, 2016. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. To date, our efforts have been limited to organizational activities, completing our initial public offering, searching for a target business to acquire and activities in connection with the proposed acquisition of AutoLotto, Inc. (“Lottery.com”), which is described below. If the transaction with Lottery.com does not close, our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses operating in oil and gas or other natural resources companies in Eastern Europe or interested in expanding into Eastern Europe.

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

In connection with the Initial Public Offering, we also sold to Chardan Capital Markets LLC, the representative of the underwriters (“Chardan”), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $10.00 per unit commencing on the consummation of a Business Combination. The units issuable upon exercise of this option are identical to the Units sold in the Initial Public Offering.

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

Proposed Business Combination with Lottery.com

On February 21, 2021, we entered into a business combination agreement (the “Merger Agreement”) with Trident Merger Sub II Corp. (“Merger Sub”) and AutoLotto, Inc. (“Lottery.com”). Upon the closing (the “Closing”) of the business combination with Lottery.com, Merger Sub will merge with and into Lottery.com, with Lottery.com as the surviving company, continuing as our wholly owned subsidiary, following the transaction and the separate existence of Merger Sub shall cease. At the Closing, each share of Lottery.com common stock issued and outstanding as of immediately prior to the Closing shall be converted into the right to receive the Per Share Merger Consideration. “Per Share Merger Consideration” means the quotient obtained by dividing (a) 40,000,000 shares of our common stock by (b) the aggregate number of shares of Lottery.com common stock (including shares issued upon the conversion or exercise of Lottery.com convertible securities) issued and outstanding as of immediately prior to the Closing (the “Lottery.com Shares”). The Per Share Merger Consideration shall be reduced by the number of shares of our common stock equal to the quotient of (i) the amount by which Net Indebtedness exceeds $10,000,000, as mutually agreed between us and Lottery.com (each acting reasonably), divided by (ii) 11.00. “Net Indebtedness” means the amount equal to Lottery.com’s Indebtedness, less cash and cash equivalents. For the avoidance of doubt, Lottery.com’s Indebtedness shall not include current liabilities or any intercompany Indebtedness between or among Lottery.com and any of its subsidiaries.

The holders of the Lottery.com Shares (the “Sellers”) will also be entitled to receive up to 6,000,000 additional shares of our common stock (the “Seller Earnout Shares”) that may be issuable from time to time as set forth below. The aggregate value of the consideration to be paid by us in the business combination (excluding the Seller Earnout Shares) is approximately $444 million (calculated as follows: 40,000,000 shares of our common stock to be issued to the Sellers, multiplied by $11.00). Upon the Closing, we will change our name to “Lottery.com.”

If, at any time on or prior to December 31, 2021, the daily volume-weighted average price of shares of our common stock equals or exceeds $13.00 per share for 20 of any 30 consecutive trading days commencing after the Closing, each Seller shall receive its pro rata portion of 3,000,000 Seller Earnout Shares and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (the “Founder Holders”) shall receive an aggregate of 2,000,000 shares of our common stock. If, at any time on or prior to December 31, 2022, the daily volume-weighted average price of shares of our common stock equals or exceeds $16.00 per share for 20 of any 30 consecutive trading days commencing after the Closing, each Seller shall receive its pro rata portion of 3,000,000 Seller Earnout Shares and the Founder Holders shall receive an aggregate of 2,000,000 shares of our common stock. The Seller Earnout Shares then earned and issuable shall be issued to the Sellers on a pro-rata basis based on the percentage of the Lottery.com Shares owned by them immediately prior to the Closing.

The parties agreed that immediately following the Closing, our board of directors will consist of five directors, four of which will be designated by Lottery.com and one of which will be designated by us, such appointment by us to be an independent director. The boards of directors of each of us and Lottery.com have unanimously approved this business combination. The transaction will require the approval of our stockholders and of Lottery.com, the effectiveness of a registration statement on Form S-4 to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the transaction, satisfaction of the conditions stated in the Merger Agreement and other customary closing conditions.

Extensions of Time Period to Complete a Business Combination

On November 26, 2019, we held our Annual Meeting of the Stockholders (the “Annual Meeting”) at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the period of time for which we are required to complete a Business Combination two times for an additional 90 days each time to June 1, 2020 (the termination date as so extended, the “Extended Termination Date”). Our stockholders were able to elect to redeem their shares in connection with the Annual Meeting for a pro rata portion of the amount then on deposit in the trust account ($10.00 per share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay franchise and income taxes). With respect to public shares not redeemed in connection with the Annual Meeting, we agreed to make a cash contribution of $500,000 to the trust account for each 90-day extension. As of March 31, 2020, we had contributed an aggregate of $1,000,015 to the trust account and extended the time to complete a Business Combination to June 1, 2020.

In connection with the approval of the Charter Amendment, stockholders elected to redeem an aggregate of 13,081,434 shares of our common stock. As a result, an aggregate of approximately $137,130,484 (or approximately $10.48 per share) was removed from our trust account to pay such stockholders, and 13,224,816 shares of common stock were then issued and outstanding following such redemption.

On May 28, 2020, we held a Special Meeting of the Stockholders at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation (the “Second Charter Amendment”) to extend the period of time for which we are required to complete a Business Combination to September 1, 2020 (the “Second Extended Date”). We made a cash contribution of $962,476 to the trust account for the three-month extension period. In addition, the stockholders elected to redeem an aggregate of 627,059 shares of our common stock. As a result, an aggregate of $6,666,775 (or approximately $10.63 per share) was removed from our trust account to pay such stockholders and 12,597,757 shares of common stock were then issued and outstanding following such redemption.

On August 28, 2020, we held a Special Meeting of the Stockholders at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation (the “Third Charter Amendment”) to extend the period of time for which we are required to complete a Business Combination to December 1, 2020 (the “Third Extended Date”). We made a cash contribution of $867,971 to the trust account for the three-month extension period. In addition, the stockholders elected to redeem an aggregate of 630,037 shares of our common stock. As a result, an aggregate of $6,781,851 (or approximately $10.76 per share) was removed from our trust account to pay such stockholders and 11,967,720 shares of common stock were then issued and outstanding following such redemption.

On November 30, 2020, we held a Special Meeting of Stockholders, pursuant to which the stockholders approved the extension to the Third Extended Date from December 1, 2020 to March 1, 2021, with an ability to further extend for an additional three months to June 1, 2021 (the “Fourth Extended Date”) if approved by our board of directors. We agreed to contribute $0.05 for each Public Share outstanding that was not redeemed for each month of the extension going forward. On December 1, 2020, we contributed an aggregate of $289,323 to the trust account.  On February 26, 2021, our board of directors approved the extension of the Fourth Extended Date to June 1, 2021 to permit sufficient time for us to consummate our proposed business combination with Lottery.com, including filing a registration statement on Form S-4 that will include a proxy statement.

Market Overview

Europe has well developed industries and a large population, although it experiences a deficit of energy resources. Until 2040, European net imports of gas are projected to grow due to transition away from coal and nuclear energy, and are currently in excess of 310 billion cubic meters of gas per annum.

All of the European states except Norway and Romania are energy-dependent. Traditionally, Europe relied on oil and gas coming from four major sources: The Middle East, Russia, North Africa and Norway. While the largest supplier for Western Europe is currently Norway, almost all of the energy for Eastern Europe comes from Russia (35% of all European consumption of natural gas is delivered by Gazprom).

Russia’s recent military and political offensive in Ukraine has triggered an intense desire within the European Union to secure energy independence. War in Ukraine is feared to be disruptive for major gas pipelines from Russia to the European Union (2/3 of Gazprom’s total supply). In July 2017, U.S. President Donald Trump stood beside his Polish counterpart, Andrzej Duda, in Warsaw and promised to help wean the nation off Russian energy imports, “so that you can never be held hostage to a single supplier.”

Promising deposits are located within three regions: Western (Germany, France, UK); Central (Poland, Lithuania, Western Ukraine, Romania, Bulgaria, Slovakia, Hungary, Serbia); and Eastern (Eastern Ukraine). The Western region will be unlikely to be developed within the foreseeable future because of political reasons in host countries (with the exception of the UK, but its potential is the smallest among three) and the Eastern region, which currently produces more oil and gas than the other regions, is located near the Russia-Ukraine border, which makes it unattractive for additional near-term investment. That leaves the Central region as the area of development on which we intend to focus.

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

Naftogaz of Ukraine: http://www.naftogaz.com/www/3/nakweben.nsf/0/69CDD708EEFC16B4C22570D8003432CC/$file/small5.jpg

Ukraine’s Eastern basin was a focus for Shell, but war with Russia has disrupted exploration drilling in the area. Ukraine’s Western basin was of interest to Chevron, but it decided to shut down its European explorations altogether, including exploration in Romania and Ukraine, to focus on already discovered offshore properties due to low energy prices. The Southern basin is located next to Odessa, and stretches from onshore (primarily oil) to offshore (more gas) Black Sea locations. Active exploration in the areas adjacent to Romania and Crimea are carried by ExxonMobil, OMV, and Lukoil.

New Ukrainian laws recently significantly decreased the tax rate for royalty payments. As major oil and gas companies failed develop economic quantities of oil, small companies have found their niches in both Eastern and Western Ukraine, and many produce commercially, despite the continuing crisis with Russia.

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

Our Investment Strategy

If the transaction with Lottery.com does not close, we want to take advantage of privately held Eastern European oil and gas operating companies that have significant production volume and positive cash flows, but little or no reserves. By acquiring a company with undeveloped reserves and hiring companies that have engineering and geological expertise to develop the reserves, we believe that we will be able to create value for our investors.

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

Transaction flexibility

We offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and it may not be available to us.

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

Sources of Target Businesses

If the transaction with Lottery.com does not close, we believe based on our management’s business knowledge and past experience that there are numerous business combination candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Except for the $7,500 per month administrative services fee, in no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors, director nominees or insiders. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.

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

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until June 1, 2021 in order to be able to receive a portion of the trust account.

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

Depending on how a business combination is structured, any stockholder approval requirement could be satisfied by obtaining the approval of either (i) a majority of the shares of our common stock that were voted at the meeting (assuming a quorum was present at the meeting), or (ii) a majority of the outstanding shares of our common stock. Because our insiders, officers and directors collectively beneficially own approximately 26.7% of our issued and outstanding shares of common stock, no public shares (if the approval requirement was a majority of shares voted and the minimum number of shares required for a quorum attended the meeting) would need to be voted in favor a business combination in order for it to be approved.

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

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his, her or its shares of common stock be converted for a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes (approximately $10.95 per share as of December 31, 2020). Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable.

Notwithstanding the foregoing, a public stockholder, together with any of his, her or its affiliates, or any other person with whom he, she or it is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in our initial public offering. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him, her or it, or his, her or its affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By not allowing a stockholder to convert more than 20% of the shares of common stock sold in our initial public offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

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

We may also require public stockholders who wish to convert, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his or her shares if he, she or it wishes to seek to exercise his, her or its conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights.

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

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his, her or its conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him, her or it to deliver his, her or its certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he, she or it could monitor the price of the company’s stock in the market. If the price rose above the conversion price, such stockholder could sell his, her or its shares in the open market before actually delivering his, her or its shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his, her or its shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his, her or its certificate in connection with an election of such holder’s conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he, she or it may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination by June 1, 2021, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the warrants will expire and holders of warrants will receive nothing upon a liquidation with respect to such warrants, and the warrants will be worthless.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by June 1, 2021, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Competition

If the transaction with Lottery.com does not close, in identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of our initial public offering, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

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

Human Capital Management

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once Lottery.com was identified as a suitable target business to consummate our initial business combination with, management has spent more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating Lottery.com as a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accounting firm.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financing reporting standards (“IFRS”) as promulgated by the International Accounting Standards Board (“IASB”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or IFRS or that the potential target business will be able to prepare its financial statements in accordance with GAAP or IFRS. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

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

Item 1A.  Risk Factors.

As a smaller reporting company we are not required to make disclosures under this Item.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We do not own any real estate or other physical properties materially important to our operations. We currently maintain our principal executive offices at 77 Water St, 8th Floor, New York, NY 10005. The cost for this space is included in the $7,500 per-month fee (subject to deferral as described herein) payable to VK Consulting, Inc., a company owned by Vadim Komissarov, one of our officers, for office space, utilities and secretarial services. Our agreement with VK Consulting, Inc. provides that commencing on the date that our securities are first listed on the Nasdaq Capital Market and until we consummate a business combination, such office space, as well as utilities and secretarial services, will be made available to us as may be required from time to time. We believe that the fee charged by VK Consulting, Inc. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.  Legal Proceedings.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “TDACU”, on May 30, 2018. The common stock and warrants comprising the units began separate trading on Nasdaq on June 13, 2018, under the symbols “TDAC” and “TDACW”, respectively.

Holders of Record

At March 22, 2021, our shares of common stock were held by 27 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

In connection with the Initial Public Offering, we also sold to Chardan, for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $10.00 per unit commencing on the consummation of a Business Combination. The units issuable upon exercise of this option are identical to the Units sold in the Initial Public Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Chardan, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

In connection with the Initial Public Offering, we incurred offering costs of $11,101,864 (including an underwriting fee of $5,031,250 and deferred underwriting commissions of $5,031,250 (including fees and commissions in connection with the full exercise of the underwriter’s overallotment option)). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering.

After deducting the underwriting fee (excluding the deferred underwriting commission of $5,031,250, which amount will be payable upon consummation of the Business Combination, if consummated) and the Initial Public Offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Units was $206,679,386 of which $205,275,000 (or $10.20 per Unit sold in the Initial Public Offering) was placed in the trust account. As of December 31, 2020, cash held outside the trust account was $972,787. The net proceeds of the Initial Public Offering and the sale of the Private Units are held in the trust account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Selected Financial Data.

As a smaller reporting company we are not required to make disclosures under this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

Proposed Business Combination with Lottery.com

On February 21, 2021, we entered into a business combination agreement (the “Merger Agreement”) with Trident Merger Sub II Corp. (“Merger Sub”) and AutoLotto, Inc. (“Lottery.com”). Upon the closing (the “Closing”) of the business combination with Lottery.com, Merger Sub will merge with and into Lottery.com, with Lottery.com as the surviving company, continuing as our wholly owned subsidiary, following the transaction and the separate existence of Merger Sub shall cease. At the Closing, each share of Lottery.com common stock issued and outstanding as of immediately prior to the Closing shall be converted into the right to receive the Per Share Merger Consideration. “Per Share Merger Consideration” means the quotient obtained by dividing (a) 40,000,000 shares of our common stock by (b) the aggregate number of shares of Lottery.com common stock (including shares issued upon the conversion or exercise of Lottery.com convertible securities) issued and outstanding as of immediately prior to the Closing (the “Lottery.com Shares”). The Per Share Merger Consideration shall be reduced by the number of shares of our common stock equal to the quotient of (i) the amount by which Net Indebtedness exceeds $10,000,000, as mutually agreed between us and Lottery.com (each acting reasonably), divided by (ii) 11.00. “Net Indebtedness” means the amount equal to Lottery.com’s Indebtedness, less cash and cash equivalents. For the avoidance of doubt, Lottery.com’s Indebtedness shall not include current liabilities or any intercompany Indebtedness between or among Lottery.com and any of its subsidiaries.

The holders of the Lottery.com Shares (the “Sellers”) will also be entitled to receive up to 6,000,000 additional shares of our common stock (the “Seller Earnout Shares”) that may be issuable from time to time as set forth below. The aggregate value of the consideration to be paid by us in the business combination (excluding the Seller Earnout Shares) is approximately $444 million (calculated as follows: 40,000,000 shares of our common stock to be issued to the Sellers, multiplied by $11.00). Upon the Closing, we will change our name to “Lottery.com.”

If, at any time on or prior to December 31, 2021, the daily volume-weighted average price of shares of our common stock equals or exceeds $13.00 per share for 20 of any 30 consecutive trading days commencing after the Closing, each Seller shall receive its pro rata portion of 3,000,000 Seller Earnout Shares and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (the “Founder Holders”) shall receive an aggregate of 2,000,000 shares of our common stock. If, at any time on or prior to December 31, 2022, the daily volume-weighted average price of shares of our common stock equals or exceeds $16.00 per share for 20 of any 30 consecutive trading days commencing after the Closing, each Seller shall receive its pro rata portion of 3,000,000 Seller Earnout Shares and the Founder Holders shall receive an aggregate of 2,000,000 shares of our common stock. The Seller Earnout Shares then earned and issuable shall be issued to the Sellers on a pro-rata basis based on the percentage of the Lottery.com Shares owned by them immediately prior to the Closing.

The parties agreed that immediately following the Closing, our board of directors will consist of five directors, four of which will be designated by Lottery.com and one of which will be designated by us, such appointment by us to be an independent director. The boards of directors of each of us and Lottery.com have unanimously approved this business combination. The transaction will require the approval of our stockholders and of Lottery.com, the effectiveness of a registration statement on Form S-4 to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the transaction, satisfaction of the conditions stated in the Merger Agreement and other customary closing conditions.

Extensions of Time Period to Complete a Business Combination

On November 26, 2019, we held our Annual Meeting of the Stockholders (the “Annual Meeting”) at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the period of time for which we are required to complete a Business Combination two times for an additional 90 days each time to June 1, 2020 (the termination date as so extended, the “Extended Termination Date”). Our stockholders were able to elect to redeem their shares in connection with the Annual Meeting for a pro rata portion of the amount then on deposit in the trust account ($10.00 per share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay franchise and income taxes). With respect to public shares not redeemed in connection with the Annual Meeting, we agreed to make a cash contribution of $500,000 to the trust account for each 90-day extension. As of March 31, 2020, we had contributed an aggregate of $1,000,015 to the trust account and extended the time to complete a Business Combination to June 1, 2020.

In connection with the approval of the Charter Amendment, stockholders elected to redeem an aggregate of 13,081,434 shares of our common stock. As a result, an aggregate of approximately $137,130,484 (or approximately $10.48 per share) was removed from our trust account to pay such stockholders, and 13,224,816 shares of common stock were then issued and outstanding following such redemption.

On May 28, 2020, we held a Special Meeting of the Stockholders at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation (the “Second Charter Amendment”) to extend the period of time for which we are required to complete a Business Combination to September 1, 2020 (the “Second Extended Date”). We made a cash contribution of $962,476 to the trust account for the three-month extension period. In addition, the stockholders elected to redeem an aggregate of 627,059 shares of our common stock. As a result, an aggregate of $6,666,775 (or approximately $10.63 per share) was removed from our trust account to pay such stockholders and 12,597,757 shares of common stock were then issued and outstanding following such redemption.

On August 28, 2020, we held a Special Meeting of the Stockholders at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation (the “Third Charter Amendment”) to extend the period of time for which we are required to complete a Business Combination to December 1, 2020 (the “Third Extended Date”). We made a cash contribution of $867,971 to the trust account for the three-month extension period. In addition, the stockholders elected to redeem an aggregate of 630,037 shares of our common stock. As a result, an aggregate of $6,781,851 (or approximately $10.76 per share) was removed from our trust account to pay such stockholders and 11,967,720 shares of common stock were issued and outstanding following such redemption as of December 31, 2020.

On November 30, 2020, we held a Special Meeting of Stockholders, pursuant to which the stockholders approved the extension to the Third Extended Date from December 1, 2020 to March 1, 2021, with an ability to further extend for an additional three months to June 1, 2021 (the “Fourth Extended Date”) if approved by our board of directors. We agreed to contribute $0.05 for each Public Share outstanding that was not redeemed for each month of the extension going forward. On December 1, 2020, we contributed an aggregate of $289,323 to the trust account.  On February 26, 2021, our board of directors approved the extension of the Fourth Extended Date to June 1, 2021 to permit sufficient time for us to consummate our proposed business combination with Lottery.com, including filing a registration statement on Form S-4 that will include a proxy statement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Lottery.com. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had net loss of $809,047, which consists of interest income on marketable securities held in the trust account of $348,425, refund of the tender bid of subsidiary of $11,180, and a provision for income taxes of $217,086, offset by operating costs of $1,385,738.

For the year ended December 31, 2019, we had net income of $2,533,106, which consists of interest income on marketable securities held in the trust account of $4,324,060 offset by operating costs of $1,100,138 and a provision for income taxes of $690,816.

Liquidity and Capital Resources

As of December 31, 2020, we had marketable securities held in the trust account of $63,405,336 (including approximately $1,537,000 of interest income). Interest income on the balance in the trust account may be used to pay taxes. During the year ended December 31, 2020, we withdrew $490,865 of interest earned on the trust account to pay our tax obligations.

For the year ended December 31, 2020, cash used in operating activities was $1,848,754. Net loss of $809,047 was affected by interest earned on marketable securities held in the trust account of $348,425 and a deferred tax benefit of $217,086, offset by changes in operating assets and liabilities which provided $474,196 of cash for operating activities.

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

As of December 31, 2020, we had cash of $972,787 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On December 17, 2019, Viktoria Group, LLC, a company owned by Vadim Komissarov, loaned us $180,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loan was non-interest bearing and payable on December 2, 2020. We repaid the loan on June 18, 2020.

On January 30, 2020, VK Consulting loaned us $425,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note is non-interest bearing and currently payable on demand.

On February 7, 2020, May 15, 2020 and August 27, 2020, BGV Group Limited loaned us an aggregate of $3,400,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory notes are non-interest bearing and currently payable on demand.

On November 27, 2020, one of our affiliates loaned us an aggregate of $150,000 to fund the our working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and payable on May 27, 2021.

On November 30, 2020 and December 28, 2020, one of our affiliates loaned us an aggregate of $1,100,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and are currently payable on demand.

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

We will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. Our initial stockholders, officers or directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through June 1, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay VK Consulting an aggregate monthly fee of $7,500 for office space, secretarial and administrative services provided to us. We began incurring these fees on May 30, 2018 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or our liquidation.

The underwriter is entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $5,031,250. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the trust account, subject to the terms of the underwriting agreement.

In addition, we have agreed to pay the underwriter a warrant solicitation fee of five percent (5%) of the exercise price of each Public Warrant exercised during the period commencing thirty days after the consummation of the Business Combination, including warrants acquired by security holders in the open market, but excluding warrants exercised during the 30 day period following notice of a proposed redemption. The warrant solicitation fee will be payable in cash. There is no limitation on the maximum warrant solicitation fee payable to the underwriter, except to the extent it is limited by the number of Public Warrants outstanding.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Net (Loss) Income Per Common Share

We apply the two-class method in calculating earnings per share. Net (loss) income per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the trust account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net (loss) income per common share, basic and diluted for non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

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

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors, director nominees and executive officers are as follows:

Name	Age	Position
Marat Rosenberg	47	Chairman of the Board
Vadim Komissarov	49	Chief Executive Officer, Chief Financial Officer and Director
Edward S. Verona	65	President
Oleksii Tymofiev	42	Chief Operating Officer
Michael Wilson	54	Secretary and Treasurer
Thomas Gallagher	71	Director
Gennadii Butkevych	61	Director
Ilya Ponomarev	44	Director

Marat Rosenberg has served as our Chairman of the Board since November 18, 2020. Mr. Rosenberg has 25 years of experience in capital markets, investment and management of multinational private and publicly traded companies focusing on finance, technology, energy and entertainment. Mr. Rosenberg has participated in bringing over 50 companies public and has been both a fintech investor and operator. He is currently the Managing Partner of HFG Partners, LLC. Between April 2019 and November 2020, Mr. Rosenberg was the Founder, President and Director of Netfin Acquisition Corp (Nasdaq: NFIN), a $253 million SPAC that completed a business combination with Triterras Fintech Pte. Ltd. (Nasdaq: TRIT), a leading fintech company that launched and operates one of the world’s largest commodity trading and trade finance platforms. The business combination resulted in less than 3% of shares being submitted for redemption and approximately $250 million retained in the trust account at closing. From January 2002 through April 2018, Mr. Rosenberg served as the Senior Managing Director and Principal of Halter Financial Group (“HFG”), a leading merchant bank specializing in public listing and financing for emerging market companies, where he oversaw the listing of the firm’s clients on US exchanges, including China Biologic Products Holdings, Inc. (Nasdaq: CBPO), a biopharmaceutical products company that completed both a financing and contemporaneous reverse take-over through an HFG affiliate in 2006 at approximately $1.90 per share, and began trading on Nasdaq in December 2009 with a closing price of $93.75 on July 8, 2019. From May 2006 through December 2011, Mr. Rosenberg co-founded and managed the Halter Global Opportunity Fund (through Halter Financial Investments, HFG’s investment business) and from January 2006 through February 2012, Mr. Rosenberg was a Partner in the Pinnacle China Fund, both specializing in pre-IPO and PIPE investments. In March 2004, Mr. Rosenberg co-founded the Halter USX China Index, partnering with Invesco Powershares to create the PowerShares Golden Dragon China ETF (NASD: PGJ). Before HFG, from April 1999 to February 2001, Mr. Rosenberg established and headed business development for Alladvantage, a dotcom that raised nearly $200 million in venture capital, and grew users to more than 10 million in over 50 countries in its first 18 months of operation. Alladvantage’s Viewbar software was one of the earliest desktop data tracking and artificial intelligence based ad targeting/behavioral marketing technologies and was also an online financial platform that integrated with third-party online banks, payment systems and other online financial service providers but which ceased such operations and liquidated much of its related assets following a withdrawn initial public offering in 2001 after the overall crash of Internet stocks beginning in March 2000. Mr. Rosenberg served as a Vice President with Citigroup Asset Management’s Institutional Sales Group from September 1996 to April 1999. Mr. Rosenberg began his career in September 1995 as a Management Consultant in Andersen Consulting’s Strategy Practice, specializing in financial services and tech clients. He holds a degree in Economics from the University of Pennsylvania. Mr. Rosenberg’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Vadim Komissarov has served as our director and Chief Financial Officer since April 29, 2016 and as our Chief Executive Officer since November 18, 2020. Mr. Komissarov served as our President from our inception until he resigned from such capacity on November 18, 2020. Prior to April 29, 2016, Mr. Komissarov served as our Secretary and Treasurer. In March 2015, Mr. Komissarov founded VK Consulting, Inc., a financial advisory services firm for which he is a director. Prior to that, from August 2014 until April 2015, Mr. Komissarov was an advisor to UMW Technology and UMW corporation Sdn Bhd. From September 2009 until March 2014 he was the co-founder and head of investment banking from Globex Capital, an investment banking and financial advisory firm. Mr. Komissarov started his investment banking career in New York working for international banks, including Merrill Lynch and Bank of New York, handling private equity transactions and ADR programs for Eastern European clients. Mr. Komissarov holds an MBA degree from NYU’s Stern School of Business. We believe that Mr. Komissarov is well-qualified to serve on our board of directors due to his banking and investment experience.

Edward S. Verona has served as our President since November 18, 2020. Mr. Verona served as our Chairman of the Board from April 29, 2016 to November 18, 2020. Mr. Verona has been a Senior Director of McLarty Associates, an international affairs advisory business since June 2014. Prior to joining McLarty, Mr. Verona served for five years as President of the US-Russia Business Council (USRBC), where he led the Council’s efforts to provide government relations services to American and Russian companies and facilitate American entry into the Russian market. Before joining USRBC, Mr. Verona spent many years in the energy sector and in the U.S. Foreign Service, posted in former Soviet states and in Latin America. He was Executive Director of the Moscow-based Petroleum Advisory Forum from December 1996 to August 1998. From August 1998 to August 2003 he held various positions with Texaco and ChevronTexaco, including Head of Representation for Texaco in Russia and Kazakhstan and Vice President for Government and Public Affairs for Latin America, based in Caracas, Venezuela. Subsequently, he served as Vice President of ExxonMobil Russia from June 2006 to August 2008, with responsibility for government and public affairs. Mr. Verona began his energy sector career working for Shell Oil Company in New York City, and first worked on energy issues in Russia in 1996 as Executive Director of the Moscow-based Petroleum Advisory. He has served as Chairman of the Kazakhstan Petroleum Association and as Chief Representative of Barrick Gold in Russia. Prior to joining Texaco, Mr. Verona served for seven years in the US Foreign Service as Economic Officer in Mexico City, Brasilia, and Moscow. In 1980, he joined mining and oil & gas equipment manufacturer Ingersoll-Rand as Special Representative posted in Bolivia, Ecuador, and Miami. Mr. Verona graduated from the University of Arizona with a Bachelor’s degree in Political Science, and he received a Master’s of International Management from the American Graduate School of Global Management (Thunderbird). He speaks Russian, Spanish, and Portuguese.

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

Thomas Gallagher has served as our director since April 29, 2016. Since 2009, Mr. Gallagher has been the Chairman of Exchequer Capital GmbH, a wealth advisory firm. Mr. Gallagher serves as a director of a number of private companies, as well as serving as an Advisor to the Chairman, Eurasian Bank, Kazakhstan on Private Banking, and to the Chairman, SkyBridge Capital AG in Zürich, Switzerland. He was the Head of Alternative Investments, Valartis Asset Management from February 2008 to September 2008. Prior to that since 2003 he worked for Moore Capital Management as Director of European Wealth Management in Alstra Capital Management, and a Director of the Fund Investment Group. From 2000 to 2003, he was the founder in Oak Hill Platinum Partners, doing financial & institutional fundraising and products consulting. Earlier in his career he worked as legislation Counsel in Joint Committee on Taxation of The Congress of the United States and later worked at Counsel in Davis Polk & Wardwell; Milbank, Tweed, Hadley & McCloy; Gallagher & Blitz; Chadborne & Parke; and O’Connor & Hannan. Mr. Gallagher has LL.M., Yale Law School, J.D., Magna Cum Laude, Loyola Law School (N.O.), A.B., Villanova University. Mr. Gallagher’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Gennadii Butkevych has served as our director since February 15, 2018. Mr. Butkevych founded Agrotechbusines LLC in 1999 and has grown from a single grocery kiosk to one of the largest chain of discount supermarkets in Ukraine. In 2013 Mr. Butkevych co-founded ATB Corporation and Agrotechbusines LLC was merged into the new entity, becoming ATB-Market Company, and for which Mr. Butkevych serves as Director. ATB currently has 920 locations in over 230 cities and towns in Ukraine. Orphanage No. 1 of Dnepr city has been sponsored by ATB Corporation since January 14, 2014. Mr. Butkevych founded and is the honorary Chairman of the “Dnepr Open” amateur tennis tournament. As the owner of the Equides Equestrian Club — the home of frequent inter-regional and international events — Mr. Butkevych sponsors the Ukrainian horse riding national youth sports team. Mr. Butkevych is a graduate of Dnipropetrovsk Engineer and Architecture Institute  and holds an MS degree in Engineering. Mr. Butkevych’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Ilya Ponomarev has served as our director since our inception and served as our Chief Exective Officer from February 15, 2018 until November 18, 2020. From December 2007 to the present, Hon. Ponomarev serves as an opposition member of Russian Parliament — State Duma representing Novosibirsk — the capital of Siberia, and is chairing Innovations and Venture Capital (formerly Hi-Tech development) subcommittee. Although he was a member of parliament until 2016, after his lone vote against the war between Russia and Ukraine, he was not permitted to return to Russia after traveling to the United States. In April 2015, the Russian parliament lifted Mr. Ponomarev’s diplomatic immunity and allowed a prosecutor to bring charges of misappropriation of funds belonging to Skolkovo Foundation against Mr. Ponomarev, in what was widely reported as a politically motivated prosecution. The case remains open and Mr. Ponomarev would be subject to arrest if he returned to Russia. Prior to such time, Mr. Ponomarev held various positions in government offices and private companies, including Vice president of Yukos Oil Company, a large Russian oil and gas company, and prior to that Director for CIS Business Development and Marketing for Schlumberger Oilfield Services. Mr. Ponomarev holds BSc in Physics from Moscow State University and Master of Public Administration from Russian State Social University. He is an author of a number of research papers and magazine articles about new economy development, energy, regional policies, education and international relations. Mr. Ponomarev’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors has five members, three of whom are “independent” under SEC and Nasdaq rules. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Vadim Komissarov and Thomas Gallagher, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Marat Rosenberg and Gennadii Butkevych, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Ilya Ponomarev, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors had determined that Thomas Gallagher, Marat Rosenberg and Gennadii Butkevych are “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We stablished an audit committee of the board of directors at the closing of our initial public offering, which consists of Thomas Gallagher, Marat Rosenberg and Gennadii Butkevych, each of whom is an independent director. Thomas Gallagher serves as chairman of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Compensation Committee

We established a compensation committee of the board of directors at the closing of our initial public offering consisting of Thomas Gallagher, Marat Rosenberg and Gennadii Butkevych, each of whom is an independent director. Marat Rosenberg serves as chairman of the compensation committee. We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Thomas Gallagher, Marat Rosenberg and Gennadii Butkevych will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination or (2) June 1, 2021. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

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

Item 11.  Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 22, 2021 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 22, 2021, we had 11,967,720 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 22, 2021 and the rights are not convertible within 60 days of March 22, 2021.

	Amount and Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Shares of Common Stock
Name and Address of Beneficial Owner(1)
Oleksii Tymofiev	3,000	*
Vadim Komissarov(2)	324,860	2.7%
Michael Wilson	1,500	*
Ilya Ponomarev(3)	792,440	6.6%
Edward S. Verona	50,000	*
Gennadii Butkevych(4)	2,020,000	16.9%
BGV Group Limited(5)	2,020,000	16.9%
Polar Asset Management Partners Inc.(6)	2,426,405	20.3%
Weiss Asset Management LP(7)	2,126,138	17.8%
WAM GP LLC(7)	2,126,138	17.8%
Andrew M. Weiss, PH.D.(7)	2,126,138	17.8%
Hudson Bay Capital Management LP(8)	1,650,000	13.8%
Sander Gerber(8)	1,650,000	13.8%
All directors, director nominees and executive officers as a group (6 individuals)	3,191,800	26.7%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 77 Water St, 8th Floor, New York, NY 10005.
(2)	Includes the 100,000 shares underlying the private units held by Woodborough Investments, Ltd., over which Vadim Komissarov has voting and dispositive power.

(3)	Represents shares owned by Eastpower OÜ and Fivestar OÜ. Ilya Ponomarev is the sole director of both Eastpower OÜ and Fivestar OÜ.
(4)	Represents 1,520,000 shares of common stock and 500,000 shares of common stock underlying private units held by BGV Group Limited, over which Gennadii Butkevych has voting and dispositive power.
(5)	Gennadii Butkevych has voting and dispositive power over such shares.
(6)	Based on a Schedule 13G filed by the reporting person. The reporting person has a business address of 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(7)	Based on a Schedule 13G filed by the reporting person. The reporting person has a business address of 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Weiss Asset Management is the sole investment manager to a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership. Each of WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein.
(8)	Based on a Schedule 13G filed by the reporting person. The reporting person has a business address of 777 Third Avenue, 30th Floor, New York, NY 10017. Hudson Bay Capital Management LP serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the shares of Common Stock reported herein are held. As such, the Investment Manager may be deemed to be the beneficial owner of all shares of Common Stock held by Hudson Bay Master Fund Ltd. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In March 2016, we sold an aggregate of 3,737,500 shares of our common stock for $25,000, or approximately $0.007 per share, to VK Consulting, Inc., which is controlled by Vadim Komissarov. On April 11, 2016, VK Consulting, Inc. sold the number of our shares of common stock indicated in the table below to persons indicated at a price of $0.007 per share:

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

On May 15, 2020, Eastpower OÜ sold the number of our shares of common stock indicated in the table below to persons indicated at a price of $0.007 per share:

Name	Number of Shares
BGV Group Limited	450,000
Edward S. Verona	30,000

On October 26, 2020, Eastpower OÜ sold 330,000 shares of common stock to BGV Group Limited at a price of $0.007 per share.

Channingwick Limited, BGV Croup Limited. Lake Street Fund L.P., Mount Wilson Global Fund L.P., and FLOCO Ventures LLC, certain of our stockholders, purchased, pursuant to written purchase agreements with us, 1,150,000 private units for a total purchase price of $11,500,000, from us. These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering. The private units are identical to the units sold in our initial public offering. However, the holders have agreed (A) to vote their private shares and any public shares acquired in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 1, 2021, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the private shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our amended and restated certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 1, 2021 and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

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

In October 2017, Edward S. Verona, one of our officers, loaned us $100,000 to cover expenses related to the initial public offering. The loan was repaid at the closing of the initial public offering.

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

In January 2020, VK Consulting, Inc., a company owned by Vadim Komissarov, loaned us $425,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loan is non-interest bearing and currently payable on demand.

In February, May and August 2020, BGV Group Limited, a company controlled by Gennadii Butkevych, one of our directors, loaned us an aggregate of $3,400,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loan is non-interest bearing and currently payable on demand.

On November 27, 2020, one of our affiliates loaned us an aggregate of $150,000 to fund the our working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and payable on May 27, 2021.

On November 30, 2020 and December 28, 2020, one of our affiliates loaned us an aggregate of $1,100,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and are currently payable on demand.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2020 and 2019 totaled $61,800 and $52,800, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2020 and 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2020 and 2019.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2020 and 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our independent registered public accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated May 29, 2018, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

2.1	Business Combination Agreement, dated as of February 21, 2021, by and among Trident Acquisitions Corp., Trident Merger Sub II Corp. and AutoLotto, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2021)

3.1	Amended and Restated Certificate of Incorporation, as amended

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

4.4	Warrant Agreement, dated May 29, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

4.5	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 21, 2018)

10.2	Investment Management Trust Account Agreement, dated May 29, 2018, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

10.3	Amendment to Investment Management Trust Account Agreement, dated December 1, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2020)

10.4	Stock Escrow Agreement, dated May 29, 2018, among the Registrant, Continental Stock Transfer & Trust Company, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

10.5	Registration Rights Agreement, dated May 29, 2018, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2018)

10.6	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 21, 2018)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

31	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2018)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT ACQUISITIONS CORP.

Dated: March 30, 2021	By:	/s/ Vadim Komissarov
Name: Vadim Komissarov
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vadim Komissarov	Chief Executive Officer, Chief Financial Officer and Director	March 30, 2021
Vadim Komissarov	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Marat Rosenberg	Chairman of the Board of Directors	March 30, 2021
Marat Rosenberg

/s/ Gennadii Butkevych	Director	March 30, 2021
Gennadii Butkevych

/s/ Thomas Gallagher	Director	March 30, 2021
Thomas Gallagher

/s/ Ilya Ponomarev	Director	March 30, 2021
Ilya Ponomarev

TRIDENT ACQUISITIONS CORP.

 INDEX TO FINANCIAL STATEMENTS

F.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trident Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trident Acquisitions Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities which raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

We have served as the Company’s auditor since 2016.

Philadelphia, PA

March 30, 2021

TRIDENT ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$972,787	$55,461
Prepaid expenses	51,979	102,917
Prepaid income taxes	12,186	—
Total Current Assets	1,036,952	158,378

Deferred tax asset	217,086	—
Security deposit	1,200	1,200
Marketable securities held in Trust Account	63,405,336	74,376,617
TOTAL ASSETS	$64,660,574	$74,536,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$325,860	$159,377
Income taxes payable	—	679,431
Promissory notes – related party	5,075,000	180,000
Total Current Liabilities	5,400,860	1,018,808

Deferred underwriting fee payable	5,031,250	5,031,250
TOTAL LIABILITIES	10,432,110	6,050,058

Commitments and Contingencies

Common stock subject to possible redemption, 4,494,641 and 6,076,290 shares at redemption value at December 31, 2020 and 2019, respectively	49,228,456	63,486,129

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,473,079 and 7,148,526 issued and outstanding (excluding 4,494,641 and 6,076,290 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	7,473	7,149
Additional paid-in capital	1,866,751	1,058,028
Retained earnings	3,125,784	3,934,831
Total Stockholders’ Equity	5,000,008	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,660,574	$74,536,195

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
Operating costs	$1,385,738	$1,100,138
Loss from operations	(1,385,738)	(1,100,138)

Other income:
Interest earned on marketable securities held in Trust Account	348,425	4,324,060
Refund of Tender Bid-Subsidiary	11,180	—
Other income, net	359,605	4,324,060

(Loss) income before benefit from (provision for) income taxes	(1,026,133)	3,223,922
Benefit from (provision for) income taxes	217,086	(690,816)
Net (loss) income	$(809,047)	$2,533,106

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	5,207,431	17,476,926

Basic and diluted net income per share, Common Stock subject to possible redemption	$0.05	$0.17

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,272,058	7,101,692

Basic and diluted net loss per share, Non-redeemable common stock	$(0.15)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	7,070,627	$7,071	$3,591,212	$1,401,725	$5,000,008

Change in value common stock subject to possible redemption	77,899	78	(2,533,184)	—	(2,533,106)

Net income	—	—	—	2,533,106	2,533,106

Balance – December 31, 2019	7,148,526	7,149	1,058,028	3,934,831	5,000,008

Change in value common stock subject to possible redemption	324,553	324	808,723	—	809,047

Net loss	—	—	—	(809,047)	(809,047)

Balance – December 31, 2020	7,473,079	$7,473	$1,866,751	$3,125,784	$5,000,008

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT ACQUISITIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(809,047)	$2,533,106
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(348,425)	(4,324,060)
Deferred tax benefit	(217,086)	(851)
Changes in operating assets and liabilities:
Prepaid expenses	50,938	(39,074)
Prepaid income taxes	(12,186)	—
Accrued expenses	166,483	(135)
Income taxes payable	(679,431)	305,637
Net cash used in operating activities	(1,848,754)	(1,525,377)

Cash Flows from Investing Activities:
Investment in Trust Account	(2,619,785)	(500,000)
Cash withdrawals from Trust Account for redemptions	13,448,626	137,130,484
Cash withdrawals from Trust Account for franchise and income taxes	490,865	1,070,021
Net cash provided by investing activities	11,319,706	137,700,505

Cash Flows from Financing Activities:
Proceeds from promissory notes – related parties	5,075,000	180,000
Repayment of promissory notes – related parties	(180,000)	(425,000)
Redemptions of common stock	(13,448,626)	(137,130,484)
Net cash used in financing activities	(8,553,626)	(137,375,484)

Net Change in Cash	917,326	(1,200,356)
Cash – Beginning of period	55,461	1,255,817
Cash – End of period	$972,787	$55,461

Supplemental cash flow information:
Cash paid for income taxes	$691,617	$386,030

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$809,047	$2,533,106

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Trident Acquisitions Corp. (the “Company”) is a blank check company incorporated in Delaware on March 17, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (“Business Combination”).

At December 31, 2020, the Company had one subsidiary, Trident Black Sea Inc., a majority-owned subsidiary of the Company incorporated in Delaware on May 7, 2019 (“Trident Black Sea”).

At December 31, 2020, the Company had not yet commenced operations. All activity through December 31, 2020 relates to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination and activities in connection with the proposed acquisition of AutoLotto, Inc. (“Lottery.com”) (see Note 10).

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

The Company will provide its stockholders with the opportunity to convert all or a portion of their shares included in the Units sold in the Initial Public Offering (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to convert their shares for a pro rata portion of the amount then in the Trust Account ($10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and incomes tax obligations). The per-share amount to be distributed to stockholders who convert their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no conversion rights upon the completion of a Business Combination with respect to the Company’s warrants.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

The Company initially had until December 1, 2019 to consummate a Business Combination (the “Combination Period”).

On November 26, 2019, the Company held its Annual Meeting of the Stockholders of the Company at which the stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the period of time for which the Company is required to complete a Business Combination two times for an additional 90 days each time to June 1, 2020 (the termination date as so extended, the “Extended Termination Date”). The Company agreed to contribute $500,000 to the Trust Account for each 90-day extension period. The Company contributed an aggregate of $1,000,015 to the Trust Account which extended the date to June 1, 2020 to complete a Business Combination.

In connection with the approval of the Charter Amendment, stockholders elected to redeem an aggregate of 13,081,434 shares of the Company’s common stock. As a result, an aggregate of $137,130,484 (or approximately $10.48 per share) was removed from the Company’s Trust Account to pay such stockholders.

On May 28, 2020, the Company held a Special Meeting of the Stockholders of the Company at which the stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Second Charter Amendment”) to extend the period of time for which the Company is required to complete a Business Combination to September 1, 2020 (the “Second Extended Date”). The Company agreed to contribute $0.15 for each Public Share outstanding that was not redeemed for the three-month extension period. As of June 30, 2020, the Company contributed an aggregate of $962,476 to the Trust Account and had until September 1, 2020 to complete a Business Combination.

In connection with the approval of the Second Charter Amendment, stockholders elected to redeem an aggregate of 627,059 shares of the Company’s common stock. As a result, an aggregate of $6,666,775 (or approximately $10.63 per share) was removed from the Company’s Trust Account to pay such stockholders and 12,597,757 shares of common stock were then issued and outstanding as of June 30, 2020.

On August 28, 2020, the Company held a Special Meeting of the Stockholders of the Company at which the stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Third Charter Amendment”) to extend the period of time for which the Company is required to complete a Business Combination to December 1, 2020 (the “Third Extended Date”). The Company agreed to contribute $0.15 for each Public Share outstanding that was not redeemed for the three-month extension period. As of September 30, 2020, the Company contributed an aggregate of $867,971 to the Trust Account and had until December 1, 2020 to complete a Business Combination.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

In connection with the approval of the Third Charter Amendment, stockholders elected to redeem an aggregate of 630,037 shares of the Company’s common stock. As a result, an aggregate of $6,781,851 (or approximately $10.76 per share) was removed from the Company’s Trust Account to pay such stockholders and 11,967,720 shares of common stock were then issued and outstanding as of September 30, 2020.

The Company held a special meeting of stockholders on November 30, 2020, pursuant to which the stockholders approved to extend the Third Extended Date from December 1, 2020 to March 1, 2021, with an ability to further extend for an additional three months to June 1, 2021 (the “Fourth Extended Date”) if approved by the Company’s board of directors. On February 26, 2021, the Company’s board of directors approved the extension of the Fourth Extended Date to June 1, 2021 to permit sufficient time for the Company to consummate its previously announced proposed business combination with Lottery.com, including filing a registration statement on Form S-4 that will include a proxy statement. The Company agreed to contribute $0.05 for each Public Share outstanding that was not redeemed for each month of the extension going forward. On December 1, 2020, the Company contributed an aggregate of $289,323 to the Trust Account.

If the Company is unable to consummate a Business Combination by the Fourth Extended Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

In order to protect the amounts held in the Trust Account, the initial stockholders have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the initial stockholders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the initial stockholders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2020, the Company had $972,787 in its operating bank accounts, and an adjusted working capital of $738,956, which excludes prepaid income taxes of $12,186 and franchise and income taxes payable of $40,050, of which such amounts will be paid from interest earned on the Trust Account, and promissory notes in the amount of $5,075,000 as such amounts are payable upon the consummation of a Business Combination and not from the working capital of the Company. As of December 31, 2020, approximately $1,537,000 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations. Through December 31, 2020, the Company has withdrawn $1,560,885 of interest earned from the Trust Account in order to pay its taxes, of which $490,865 was withdrawn during the year ended December 31, 2020.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

On December 17, 2019, Viktoria Group, LLC, a company owned by the Company’s President and Chief Financial Officer, loaned the Company $180,000 in order to fund working capital requirements and finance transaction expenses in connection with a Business Combination. The loan was non-interest bearing and was repaid on June 18, 2020.

On January 30, 2020, VK Consulting, Inc. a company owned by the Company’s President and Chief Financial Officer, loaned the Company $425,000 in order to fund working capital requirements and finance transaction expenses in connection with a Business Combination. The loan is non-interest bearing and currently due on demand.

On February 7, 2020, May 15, 2020 and August 27, 2020, BGV Group Limited, an affiliate of one of the Company’s stockholders, loaned the Company an aggregate of $3,400,000 to be used to finance transaction costs in connection with a Business Combination. The loans are non-interest bearing and currently due on demand.

On November 27, 2020, an affiliate of the Company loaned the Company an aggregate of $150,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and payable on May 27, 2021.

On November 30, 2020 and December 28, 2020, an affiliate of the Company loaned the Company an aggregate of $1,100,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and currently due on demand.

The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. The Company’s initial stockholders, officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 1, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the SEC.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated balance sheet with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020 and 2019, the assets held in the Trust Account were substantially held in money market funds, which are invested in U.S. Treasury securities. Through December 31, 2020, the Company has withdrawn $1,560,885 of interest earned from the Trust Account in order to pay its taxes, of which $490,865 was withdrawn during the year ended December 31, 2020.

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

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020 and 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal or state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. All tax years remain subject to potential examination.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. The enactment of the CARES Act did not have a significant impact on the Company’s income tax accounts for the year ended December 31, 2020.

Net (Loss) Income Per Common Share

Net (loss) income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 21,275,000 shares of common stock and (2) 1,750,000 shares of common stock and warrants to purchase 1,750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s consolidated statement of operations includes a presentation of (loss) income per share for common shares subject to possible redemption in a manner similar to the two-class method of (loss) income per share. Net (loss) income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net (loss) income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net (loss) income, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	Year Ended
	December 31, 2020	December 31, 2019
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$270,657	$3,730,367
Less: interest available to be withdrawn for payment of taxes	—	(753,586)
Net income attributable to common stock subject to possible redemption	$270,657	$2,976,781
Denominator: Weighted Average Redeemable Common Stock
Basic and diluted weighted average shares outstanding	5,207,431	17,476,926
Basic and diluted net income per share, redeemable common stock	$0.05	$0.17

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(809,047)	$2,553,106
Less: income allocable to common stock subject to possible redemption	(270,657)	(2,976,781)
Non-Redeemable Net Loss	$(1,079,704)	$(443,675)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,272,058	7,101,692
Basic and diluted net loss per share, Non-redeemable common stock	$(0.15)	$(0.06)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

On December 17, 2019, Viktoria Group, LLC loaned the Company $180,000 under a promissory note to fund its working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note was non-interest bearing and payable on December 2, 2020. The loan was non-interest bearing and was repaid on June 18, 2020.

On January 30, 2020, VK Consulting, Inc. loaned the Company $425,000 under a promissory note to fund its working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note is non-interest bearing and currently due on demand.

On February 7, 2020, May 15, 2020 and August 27, 2020, BGV Group Limited loaned the Company an aggregate of $3,400,000 under promissory notes to fund its working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory notes are non-interest bearing and currently due on demand.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

On November 27, 2020, an affiliate of the Company loaned the Company an aggregate of $150,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and payable on May 27, 2021.

On November 30, 2020 and December 28, 2020, an affiliate of the Company loaned the Company an aggregate of $1,100,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and currently due on demand.

If the Company does not complete a Business Combination, any outstanding loans from the Company’s insiders, officers and directors or their affiliates will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

As of December 31, 2020, there was $5,075,000 outstanding under the promissory notes.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 30, 2018 through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will pay VK Consulting a monthly fee of $7,500 for office space and secretarial and administrative services. For each of the years ended December 31, 2020 and 2019, the Company incurred and paid $90,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, certain of the Company’s initial stockholders, officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $200,000 of Working Capital Loans may be convertible into Private Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such Units would be identical to the Private Units. As of December 31, 2020 and 2019, there were no amounts outstanding.

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

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Warrant Solicitation Fee

The Company has agreed to pay the underwriter a warrant solicitation fee of five percent (5%) of the exercise price of each Public Warrant exercised during the period commencing thirty days after the consummation of the Business Combination, including warrants acquired by security holders in the open market, but excluding warrants exercised during the 30 day period following notice of a proposed redemption. The warrant solicitation fee will be payable in cash. There is no limitation on the maximum warrant solicitation fee payable to the underwriter, except to the extent it is limited by the number of Public Warrants outstanding.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 7,473,079 and 7,148,526 shares of common stock issued and outstanding (excluding 4,494,641 and 6,076,290 shares of common stock subject to possible redemption), respectively.

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

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption;

●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $16.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $12.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of a Business Combination. The option represents the right to purchase 1,750,000 shares of common stock and 1,750,000 warrants to purchase 1,750,000 shares of common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 29, 2023. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company determined the fair value of this unit purchase option to be approximately $5,048,518 (or $2.88 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.74% and (3) expected life of five years. The option and the 1,750,000 Units, as well as the 1,750,000 shares of common stock and 1,750,000 warrants, and 1,750,000 shares of common stock underlying such warrants, that may be issued upon exercise of the option, have been deemed compensation by Financial Industry Regulatory Authority, Inc. (“FINRA”) and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for 180 days following the effective date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, nor may the option, nor the securities underlying the option, be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition for such period. The option grants to holders demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets (liability)
Net operating loss carryforward	$217,086	$—
Unrealized gain on marketable securities	—	—
Total deferred tax assets (liability)	217,086	—
Valuation Allowance	—	—
Deferred tax assets (liability)	$217,086	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2020	2019
Federal
Current	$—	$691,667
Deferred	(217,086)	(851)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	—	—

Income tax provision	$(217,086)	$690,816

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

As of December 31, 2020 and 2019, the Company had $1,022,561 and $0 of U.S. federal net operating losses available for carryback or carryover to offset taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. Management believes that it is more likely than not the deferred tax assets generated in 2020 will be realized based upon the ability to carryback net operating losses to 2019. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
True-ups	0.0%	0.4%
Meals and entertainment	(0.1)%	0.0%
Income tax provision	20.9%	21.4%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$63,405,336	$74,376,617

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Proposed Business Combination with Lottery.com

On February 21, 2021, the Company entered into a business combination agreement (the “Merger Agreement”) with Trident Merger Sub II Corp. (“Merger Sub”) (incorporated on February 9, 2021) and Lottery.com. Upon the closing (the “Closing”) of the business combination with Lottery.com, Merger Sub will merge with and into Lottery.com, with Lottery.com as the surviving company, continuing as the Company’s wholly owned subsidiary following the transaction and the separate existence of Merger Sub shall cease. At the Closing, each share of Lottery.com common stock issued and outstanding as of immediately prior to the Closing shall be converted into the right to receive the Per Share Merger Consideration. “Per Share Merger Consideration” means the quotient obtained by dividing (a) 40,000,000 shares of the Company’s common stock by (b) the aggregate number of shares of Lottery.com common stock (including shares issued upon the conversion or exercise of Lottery.com convertible securities) issued and outstanding as of immediately prior to the Closing (the “Lottery.com Shares”). The Per Share Merger Consideration shall be reduced by the number of shares of our common stock equal to the quotient of (i) the amount by which Net Indebtedness exceeds $10,000,000, as mutually agreed between the Company and Lottery.com (each acting reasonably), divided by (ii) 11.00. “Net Indebtedness” means the amount equal to Lottery.com’s Indebtedness, less cash and cash equivalents. For the avoidance of doubt, Lottery.com’s Indebtedness shall not include current liabilities or any intercompany Indebtedness between or among Lottery.com and any of its subsidiaries.

The holders of the Lottery.com Shares (the “Sellers”) will also be entitled to receive up to 6,000,000 additional shares of the Company’s common stock (the “Seller Earnout Shares”) that may be issuable from time to time as set forth below. The aggregate value of the consideration to be paid by the Company in the business combination (excluding the Seller Earnout Shares) is approximately $444 million (calculated as follows: 40,000,000 shares of the Company’s common stock to be issued to the Sellers, multiplied by $11.00). Upon the Closing, the Company will change its name to “Lottery.com.”

If, at any time on or prior to December 31, 2021, the daily volume-weighted average price of shares of the Company’s common stock equals or exceeds $13.00 per share for 20 of any 30 consecutive trading days commencing after the Closing, each Seller shall receive its pro rata portion of 3,000,000 Seller Earnout Shares and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (the “Founder Holders”) shall receive an aggregate of 2,000,000 shares of the Company’s common stock. If, at any time on or prior to December 31, 2022, the daily volume-weighted average price of shares of the Company’s common stock equals or exceeds $16.00 per share for 20 of any 30 consecutive trading days commencing after the Closing, each Seller shall receive its pro rata portion of 3,000,000 Seller Earnout Shares and the Founder Holders shall receive an aggregate of 2,000,000 shares of common stock. The Seller Earnout Shares then earned and issuable shall be issued to the Sellers on a pro-rata basis based on the percentage of the Lottery.com Shares owned by them immediately prior to the Closing.

The parties agreed that immediately following the Closing, the Company’s board of directors will consist of five directors, four of which will be designated by Lottery.com and one of which will be designated by the Company, such appointment by the Company to be an independent director.

On February 25, 2021, the Company transferred all of its equity interest in Trident Black Sea to VK Consulting, Inc. for an aggregate purchase price of $25,000, which is equal to the Company’s capital investment in Trident Black Sea.

