Form 10-K/A
period 2020-12-31
Trident Acquisitions Corp.
filed 2021-06-28
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the Registrant’s common stock as of June 25, 2021 was 11,967,605.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRIDENT ACQUISITIONS CORP.

i

EXPLANATORY NOTE

Overview

Trident Acquisitions Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Original 10-K”) as a comprehensive amendment to amend and restate its financial statements and related footnote disclosures as of and for the year ended December 31, 2020. Accordingly, the following sections of the Original 10-K are being amended and restated hereby: Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Part II, Item 8 “Financial Statements and Supplementary Data”, Part II, Item 9A “Controls and Procedures” and Part IV, Item 15, “Exhibits and Financial Statement Schedules”. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

As noted above, Part II, Item 8 “Financial Statements and Supplementary Data” of this Amendment reflects the restatement of financial information included in the Company’s Original 10-K filed with the SEC. This Amendment supersedes the financial information included in the Original 10-K.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original 10-K except for the restatement as described below. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our filings with the SEC subsequent to the date of the Original 10-K.

Background of Restatement

On April 12, 2021, the staff of the SEC issued a new Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants. In the SEC Statement, the staff of the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.

As a result of the SEC Statement, on June 16, 2021, the audit committee of the board of directors (“Audit Committee”) of Trident Acquisitions Corp. (the “Company”) determined that the Company’s financial statements which were included in the Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission on March 30, 2021 (the “Original 10-K”), should no longer be relied upon due to an error in such financial statements relating to the Company’s classification as equity of (1) an aggregate of 1,150,000 warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Company’s initial public offering (“Private Warrants”) and (2) an aggregate of 1,750,000 warrants issuable upon the exercise of a unit purchase option that was issued to the underwriter in the Company’s initial public offering (the “UPO Warrants”).

Upon review of the SEC Statement, the Company reevaluated the accounting treatment of the Private Warrants and the UPO Warrants in consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Private Warrants and the UPO Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of each instrument does not have input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, the Private Warrants and the UPO Warrants are required to be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

The restatement results in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total cash flows.

See Part IV, Item 15, Note 2, “Restatement of Previously Issued Financial Statements” of the notes to the consolidated financial statements of this Amendment for a more detailed discussion of the error and the effects of the restatement.

Internal Control and Disclosure Controls Consideration

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures as of December 31, 2020 and determined a material weakness exists. As a result of that reassessment and in light of the SEC Statement, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the Private Warrants and UPO Warrants as components of equity instead of as derivative liabilities. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

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

On May 27, 2021, we held a Special Meeting of Stockholders, pursuant to which our stockholders approved the extension to the Fourth Extended Date from June 1, 2021 to September 1, 2021, with an ability to further extend for an additional three months to December 1, 2021 (the “Fifth Extended Date”) if approved by our board of directors. We agreed to contribute $0.05 for each Public Share outstanding that was not redeemed for each month of the extension going forward, provided if the daily volume weighted average price of the Company’s common stock for any 10 consecutive trading days in the prior month is below $11.40 per share, as determined two (2) trading days prior to the last day of such month.

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

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until December 1, 2021 in order to be able to receive a portion of the trust account.

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

Liquidation if No Business Combination

If we do not complete a business combination by December 1, 2021, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the warrants will expire and holders of warrants will receive nothing upon a liquidation with respect to such warrants, and the warrants will be worthless.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by December 1, 2021, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and elsewhere in this Amendment and the Original 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

On May 27, 2021, we held a Special Meeting of Stockholders, pursuant to which our stockholders approved the extension to the Fourth Extended Date from June 1, 2021 to September 1, 2021, with an ability to further extend for an additional three months to December 1, 2021 (the “Fifth Extended Date”) if approved by our board of directors. We agreed to contribute $0.05 for each Public Share outstanding that was not redeemed for each month of the extension going forward, provided if the daily volume weighted average price of the Company’s common stock for any 10 consecutive trading days in the prior month is below $11.40 per share, as determined two (2) trading days prior to the last day of such month.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Private Warrants as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had net loss of $3,166,547, which consists of operating costs of $1,385,738, a non-cash charge for the loss on change in fair value of derivative liabilities of $2,357,500, offset by interest income on marketable securities held in the trust account of $348,425, refund of the tender bid of subsidiary of $11,180, and a benefit from income taxes of $217,086.

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

For the year ended December 31, 2020, cash used in operating activities was $1,848,754. Net loss of $3,166,547 was affected by the interest earned on marketable securities held in the trust account of $348,425 and a deferred tax benefit of $217,086, offset by a non-cash charge for the loss on change in fair value of derivative liabilities of $2,357,500 and changes in operating assets and liabilities which used $474,196 of cash for operating activities.

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

On November 27, 2020, one of our affiliates loaned us an aggregate of $150,000 to fund the our working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and payable on December 1, 2021.

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

We will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. Our initial stockholders, officers or directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through December 1, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Derivative Financial Instruments

We evaluate our financial instruments (including the unit purchase option issued to the underwriter in our initial public offering (the “UPO Warrants”)) to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Warrant Liability

We account for warrants in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants that do not meet the criteria for equity treatment are recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, we classify the Private Warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Warrants was estimated using a Black-Scholes Model approach.

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

Net (Loss) Income Per Common Share

We apply the two-class method in calculating earnings per share. Net (loss) income per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the trust account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net (loss) income per common share, basic and diluted for non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented. We did not consider the impact of any outstanding warrants or exercise of the UPO Warrants in the calculation of diluted loss per share since the inclusion of such warrants would be anti-dilutive.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 30, 2021, we filed our Original 10-K. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and in connection with this Amendment, our Certifying Officers re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Statement, our Certifying Officers concluded that, due solely to the material weakness identified that resulted in the restatement of the Company’s financial statements to reclassify the Company’s Private Warrants and UPO Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met.

Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control —Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission the “2013 Framework”. Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Amendment, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for significant transactions related to the Private Warrants and UPO.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Amendment, management identified a material weakness in our internal control over financial reporting related to the accounting for significant transactions related to the Private Warrants and UPO. This material weakness resulted in a material misstatement of our derivative liabilities, change in fair value of derivative liabilities, additional paid-in capital and accumulated deficit as of and for the year ended December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Amendment does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than what was described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination or (2) December 1, 2021. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

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

Channingwick Limited, BGV Croup Limited. Lake Street Fund L.P., Mount Wilson Global Fund L.P., and FLOCO Ventures LLC, certain of our stockholders, purchased, pursuant to written purchase agreements with us, 1,150,000 private units for a total purchase price of $11,500,000, from us. These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering. The private units are identical to the units sold in our initial public offering. However, the holders have agreed (A) to vote their private shares and any public shares acquired in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 1, 2021, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the private shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our amended and restated certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 1, 2021 and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

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

On November 27, 2020, one of our affiliates loaned us an aggregate of $150,000 to fund the our working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and payable on December 1, 2021.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

TRIDENT ACQUISITIONS CORP.

Dated: June 25, 2021	By:	/s/ Vadim Komissarov
Name: Vadim Komissarov
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vadim Komissarov	Chief Executive Officer, Chief Financial Officer and Director	June 25, 2021
Vadim Komissarov	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Marat Rosenberg	Chairman of the Board of Directors	June 25, 2021
Marat Rosenberg

/s/ Gennadii Butkevych	Director	June 25, 2021
Gennadii Butkevych

/s/ Thomas Gallagher	Director	June 25, 2021
Thomas Gallagher

/s/ Ilya Ponomarev	Director	June 25, 2021
Ilya Ponomarev

TRIDENT ACQUISITIONS CORP.

 INDEX TO FINANCIAL STATEMENTS

F.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trident Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Trident Acquisitions Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements as of December 31, 2020 and for the year then ended have been restated.

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

Philadelphia, PA

March 30, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is June 25, 2021.

TRIDENT ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020 (As Restated)	2019
ASSETS
Current assets
Cash	$972,787	$55,461
Prepaid expenses	51,979	102,917
Prepaid income taxes	12,186	—
Total Current Assets	1,036,952	158,378

Deferred tax asset	217,086	—
Security deposit	1,200	1,200
Marketable securities held in Trust Account	63,405,336	74,376,617
TOTAL ASSETS	$64,660,574	$74,536,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$325,860	$159,377
Income taxes payable	—	679,431
Promissory notes – related party	5,075,000	180,000
Total Current Liabilities	5,400,860	1,018,808

Derivative liabilities	6,715,500	—
Deferred underwriting fee payable	5,031,250	5,031,250
TOTAL LIABILITIES	17,147,610	6,050,058

Commitments and Contingencies

Common stock subject to possible redemption, 3,881,505 and 6,076,290 shares at redemption value at December 31, 2020 and 2019, respectively	42,512,961	63,486,129

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,086,215 and 7,148,526 issued and outstanding (excluding 3,881,505 and 6,076,290 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	8,086	7,149
Additional paid-in capital	4,223,633	1,058,028
Retained earnings	768,284	3,934,831
Total Stockholders’ Equity	5,000,003	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,660,574	$74,536,195

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020 (As Restated)	2019
Operating costs	$1,385,738	$1,100,138
Loss from operations	(1,385,738)	(1,100,138)

Other income:
Loss on change in fair value of derivative liabilities	(2,357,500)	—
Interest earned on marketable securities held in Trust Account	348,425	4,324,060
Refund of Tender Bid-Subsidiary	11,180	—
Other (loss) income, net	(1,997,895)	4,324,060

(Loss) income before benefit from (provision for) income taxes	(3,383,633)	3,223,922
Benefit from (provision for) income taxes	217,086	(690,816)
Net (loss) income	$(3,166,547)	$2,533,106

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	5,207,431	17,476,926

Basic and diluted net income per share, Common Stock subject to possible redemption	$0.04	$0.17

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,272,058	7,101,692

Basic and diluted net loss per share, Non-redeemable common stock	$(0.47)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	7,070,627	$7,071	$3,591,212	$1,401,725	$5,000,008

Change in value of common stock subject to possible redemption	77,899	78	(2,533,184)	—	(2,533,106)

Net income	—	—	—	2,533,106	2,533,106

Balance – December 31, 2019	7,148,526	7,149	1,058,028	3,934,831	5,000,008

Change in value of common stock subject to possible redemption	937,689	937	7,523,605	—	7,524,542

Initial measurement of private placement warrants accounted for as liabilities			(368,000)		(368,000)

Initial measurement of unit purchase option agreement issued in connection with the Initial Public Offering accounted for as a liability			(3,990,000)		(3,990,000)

Net loss	—	—	—	(3,166,547)	(3,166,547)

Balance – December 31, 2020 (As Restated)	8,086,215	$8,086	$4,223,633	$768,284	$5,000,003

The accompanying notes are an integral part of these consolidated financial statements.

TRIDENT ACQUISITIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020 (As Restated)	2019
Cash Flows from Operating Activities:
Net (loss) income	$(3,166,547)	$2,533,106
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(348,425)	(4,324,060)
Deferred tax benefit	(217,086)	(851)
Loss on change in fair value of derivative liabilities	2,357,500	—
Changes in operating assets and liabilities:
Prepaid expenses	50,938	(39,074)
Prepaid income taxes	(12,186)	—
Accrued expenses	166,483	(135)
Income taxes payable	(679,431)	305,637
Net cash used in operating activities	(1,848,754)	(1,525,377)

Cash Flows from Investing Activities:
Investment in Trust Account	(2,619,785)	(500,000)
Cash withdrawals from Trust Account for redemptions	13,448,626	137,130,484
Cash withdrawals from Trust Account for franchise and income taxes	490,865	1,070,021
Net cash provided by investing activities	11,319,706	137,700,505

Cash Flows from Financing Activities:
Proceeds from promissory notes – related parties	5,075,000	180,000
Repayment of promissory notes – related parties	(180,000)	(425,000)
Redemptions of common stock	(13,448,626)	(137,130,484)
Net cash used in financing activities	(8,553,626)	(137,375,484)

Net Change in Cash	917,326	(1,200,356)
Cash – Beginning of period	55,461	1,255,817
Cash – End of period	$972,787	$55,461

Supplemental cash flow information:
Cash paid for income taxes	$691,617	$386,030

Non-Cash investing and financing activities:
Initial measurement of private placement warrants accounted for as liabilities	$368,000	$—
Initial measurement of unit purchase option agreement issued in connection with the Initial Public Offering accounted for as a liability	$3,990,000	$—
Change in value of common stock subject to possible redemption	$7,524,542	$2,533,106

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

At December 31, 2020, the Company had not yet commenced operations. All activity through December 31, 2020 relates to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination and activities in connection with the proposed acquisition of AutoLotto, Inc. (“Lottery.com”) (see Note 12).

The registration statement for the Company’s Initial Public Offering was declared effective on May 29, 2018. On June 1, 2018, the Company consummated the Initial Public Offering of 17,500,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $175,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,150,000 Private Units, at a price of $10.00 per unit in a private placement to certain of the Company’s affiliates and stockholders (the “Insiders”), generating gross proceeds of $11,500,000, which is described in Note 5.

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

The Company will provide its stockholders with the opportunity to convert all or a portion of their shares included in the Units sold in the Initial Public Offering (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to convert their shares for a pro rata portion of the amount then in the Trust Account ($10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and incomes tax obligations). The per-share amount to be distributed to stockholders who convert their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no conversion rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company’s Insiders, officers, directors and any holder of the Company’s insider shares (as defined in Note 6) (the “initial stockholders”) have agreed (a) to vote their insider shares, Private Shares (as defined in Note 6) and Public Shares in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment; (c) not to convert any shares in connection with a stockholder vote to approve a Business Combination and (d) that the insider shares and Private Shares will not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.

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

The Company held a special meeting of stockholders on May 27, 2021, pursuant to which the stockholders approved to extend the Fourth Extended Date from June 1, 2021 to September 1, 2021, with an ability to further extend for an additional three months to December 1, 2021 (the “Fifth Extended Date”) if approved by the Company’s board of directors. In addition, the Company agreed that for each month of the extension, if the daily volume weighted average price of the Company’s common stock for any 10 consecutive trading days in the prior month is below $11.40 per share, as determined two (2) trading days prior to the last day of such month, the Company must deposit, or cause to be deposited by its insiders, $0.05 for each public share of common stock that was not redeemed in connection with the special meeting into the Company’s trust account.

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

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their insider shares and Private Shares if the Company fails to complete a Business Combination during the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.20 per share held in the Trust Account.

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

On November 27, 2020, an affiliate of the Company loaned the Company an aggregate of $150,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and payable on December 1, 2021.

On November 30, 2020 and December 28, 2020, an affiliate of the Company loaned the Company an aggregate of $1,100,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and currently due on demand.

The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. The Company’s initial stockholders, officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through December 1, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the staff of the SEC issued a new Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants. In the SEC Statement, the staff of the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity.

In connection with the SEC Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants and Underwriter’s Unit Purchase Option (“UPO Warrants”) are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

The Company previously accounted for its outstanding Private Placement Warrants and UPO Warrants (see Note 9) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities.

As a result of the above, the Company should have classified the Private Placement Warrants and UPO Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Private Placement Warrants and UPO Warrants at the end of each reporting period and recognize changes in the fair value at each reporting date in the consolidated statements of operations (see Notes 3 and 11).

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company’s accounting for the Private Placement Warrants and UPO Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash. The Company reviewed all prior reporting periods where the warrants and UPO Warrants were outstanding. While the impact for periods prior to December 31, 2020 was deemed to be immaterial, the Company concluded that the previously issued financial statements as of and for the year ended December 31, 2020 should not be relied on because of a misapplication in the guidance on derivative accounting. The following table summarizes the effect of the Restatement on each financial statement line item as of and for the year ended December 31, 2020:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of December 31, 2020
Derivative liabilities	$—	$6,715,500	$6,715,500
Total liabilities	10,432,110	6,715,500	17,147,610
Common stock subject to possible redemption	49,228,456	(6,715,495)	42,512,961
Common stock	7,473	613	8,086
Additional paid in capital	1,866,751	2,356,882	4,223,633
Retained earnings	3,125,784	(2,357,500)	768,284
Total stockholders’ equity	5,000,008	(5)	5,000,003
Statement of Operations for the Year Ended December 31, 2020
Loss on change in fair value of derivative liabilities	$—	(2,357,500)	(2,357,500)
Other income (loss), net	359,605	(2,357,500)	(1,997,895)
Loss before benefit from income taxes	(1,026,133)	(2,357,500)	(3,383,633)
Net loss	(809,047)	(2,357,500)	(3,166,547)
Basic and diluted net loss per common share, Non-redeemable common stock	(0.15)	(0.32)	(0.47)
Statement of Cash Flows for the Year Ended December 31, 2020
Cash flow from operating activities:
Net loss	$(809,047)	(2,357,500)	(3,166,547)
Adjustments to reconcile net loss to net cash and used in operating activities:
Change in fair value of derivative liabilities	—	$2,357,500	2,357,500
Initial measurement of private placement warrants accounted for as liabilities	—	368,000	368,000)
Initial measurement of unit purchase option agreement issued in connection with the Initial Public Offering accounted for as a liability	—	3,990,000	3,990,000
Change in value of common stock subject to possible redemption	809,047	6,715,495	7,524,542

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Financial Instruments

The Company evaluates its financial instruments (including its UPO Warrants) to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. See Note 9 for a further discussion of the Company’s derivatives.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants and UPO Warrants were estimated using a Black-Scholes valuation approach (see Note 11).

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurement ("ASC 820"), which establishes framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 - Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

See Note 11 for additional information on assets and liabilities measured at fair value.

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

Net (Loss) Income Per Common Share

Net (loss) income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 21,275,000 shares of common stock and (2) 1,750,000 shares of common stock and warrants to purchase 1,750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

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

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	Year Ended
	December 31, 2020	December 31, 2019
Common stock subject to possible redemption
Numerator: Earnings attributable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$233,723	$3,730,367
Less: interest available to be withdrawn for payment of taxes	—	(753,586)
Net income attributable to common stock subject to possible redemption	$233,723	$2,976,781
Denominator: Weighted Average Redeemable Common Stock
Basic and diluted weighted average shares outstanding	5,207,431	17,476,926
Basic and diluted net income per share, redeemable common stock	$0.04	$0.17

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(3,166,547)	$2,533,106
Less: income allocable to common stock subject to possible redemption	(233,723)	(2,976,781)
Non-Redeemable Net Loss	$(3,400,270)	$(443,675)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,272,058	7,101,692
Basic and diluted net loss per share, Non-redeemable common stock	$(0.47)	$(0.06)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,125,000 Units at a purchase price of $10.00 per Unit, inclusive of 2,625,000 Units sold to the underwriters upon the underwriters’ election to exercise their over-allotment option in full. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 8).

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

On November 27, 2020, an affiliate of the Company loaned the Company an aggregate of $150,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and payable on December 1, 2021.

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

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

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 8,086,215 and 7,148,526 shares of common stock issued and outstanding (excluding 3,881,505 and 6,076,290 shares of common stock subject to possible redemption), respectively.

Public Warrants

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

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 9. DERIVATIVE LIABILITIES

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $12.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of a Business Combination. The option represents the right to purchase 1,750,000 shares of common stock and 1,750,000 warrants to purchase 1,750,000 shares of common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 29, 2023. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

For reporting periods subsequent to the Initial Public Offering, when the fair value of the Company’s stock price exceeds the value of the UPO Warrants, the Company classified the UPO Warrants as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO liability is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying consolidated statements of operations until the UPO Warrants are exercised, expire or other facts and circumstances lead the UPO Warrants to be reclassified to stockholders’ equity. For reporting periods prior to December 31, 2020 the fair value of the stock price did not exceed the value of the UPO Warrants, therefore no derivative liability was recorded. As of December 31, 2020, the fair value of the UPO was $2.28 and a liability of $3,990,000 was recognized. The fair value of the liability recorded for the UPO Warrants is estimated using a Black-Scholes option-pricing model within a Monte Carlo simulation model framework. The option and the 1,750,000 Units, as well as the 1,750,000 shares of common stock and 1,750,000 warrants, and 1,750,000 shares of common stock underlying such warrants, that may be issued upon exercise of the option, have been deemed compensation by Financial Industry Regulatory Authority, Inc. (“FINRA”) and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for 180 days following the effective date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, nor may the option, nor the securities underlying the option, be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition for such period. The option grants to holders demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

Private Warrants

The Private Warrants are identical to the Public Warrants (see Note 8) underlying the Units sold in the Initial Public Offering, except that the Private Warrants are non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
True-ups	0.0%	0.4%
Loss on change in fair value of warrant liability	(14.6)%	0.0%
Income tax provision	6.4%	21.4%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$63,405,336	$74,376,617

Liabilities:
Derivative Liability – Private Placement Warrants	3	2,725,500	—
Derivative Liability – UPO Warrants	3	3,990,000	—

The Company utilizes a Black-Scholes model approach to value the Placement Warrants and UPO Warrants at each reporting period, with changes in fair value recognized in the Statements of Operations. The estimated fair value of the derivative liabilities is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the derivatives. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the derivatives. The expected life of the derivatives is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The significant unobservable inputs used in the Black-Scholes model to measure the derivative liabilities that are categorized within Level 3 of the fair value hierarchy are as follows as of December 31, 2020:

	Private Placement Warrants	UPO Warrants
Stock price	$11.96	$11.96
Strike price	$11.50	$11.50
Term (in years)	5.5	5.5
Volatility	18.40%	18.40%
Risk-free rate	0.43%	0.43%
Dividend yield	0.00%	0.00%
Fair value	$2.37	$2.28

TRIDENT ACQUISITIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Derivative Liabilities
Fair value as of December 31, 2019	$—
Initial measurement of private placement warrants accounted for as liabilities	368,000
Initial measurement of unit purchase option agreement issued in connection with the Initial Public Offering accounted for as a liability	3,990,000
Change in valuation of derivative liabilities	2,357,500
Fair value as of December 31, 2020	$6,715,500

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2020.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below or within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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