Form 10-Q
period 2021-03-31
Trident Acquisitions Corp.
filed 2021-06-30
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one share of Common Stock	TDACU	NASDAQ Capital Market
Common stock, $0.001 par value per share	TDAC	NASDAQ Capital Market
Warrants	TDACW	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2021, 11,967,605 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TRIDENT ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRIDENT ACQUISITIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$114,036	$972,787
Prepaid expenses	93,787	51,979
Prepaid income taxes	12,186	12,186
Total Current Assets	220,009	1,036,952

Deferred tax asset	267,081	217,086
Security deposit	1,200	1,200
Marketable securities held in Trust Account	63,366,019	63,405,336
TOTAL ASSETS	$63,854,309	$64,660,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$596,682	$325,860
Promissory notes – related party	4,650,000	5,075,000
Total Current Liabilities	5,246,682	5,400,860

Derivative liabilities	5,862,500	6,715,500
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	16,140,432	17,147,610

Commitments and Contingencies
Common stock subject to possible redemption, 3,902,882 and 3,881,505 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	42,713,867	42,512,961

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,064,838 and 8,086,215 issued and outstanding (excluding 3,902,882 and 3,881,505 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	8,065	8,086
Additional paid-in capital	4,022,748	4,223,633
Retained earnings	969,197	768,284
Total Stockholders’ Equity	5,000,010	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,854,309	$64,660,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating costs	$703,087	$262,564
Loss from operations	(703,087)	(262,564)

Other income:
Interest earned on marketable securities held in Trust Account	933	262,479
Gain on change in fair value of derivative liabilities	853,000	—
Other	72	—
Other income, net	854,005	262,479

Income (loss) before benefit from (provision for) income taxes	150,918	(85)
Benefit from (provision for) income taxes	49,995	(220)
Net income (loss)	$200,913	$(305)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	3,881,505	6,076,290

Basic and diluted net income per share, Common Stock subject to possible redemption	$0.00	$0.03

Basic weighted average shares outstanding, Non-redeemable common stock	8,086,215	7,148,526

Basic net income per share, Non-redeemable common stock	$0.02	$(0.03)

Diluted weighted average shares outstanding, Non-redeemable common stock	8,320,887	7,148,526

Diluted net loss per share, Non-redeemable common stock	$(0.08)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2021	8,086,215	$8,086	$4,223,633	$768,284	$5,000,003

Change in value of common stock subject to possible redemption	(21,377)	(21)	(200,885)	—	(200,906)

Net income	—	—	—	200,913	200,913

Balance – March 31, 2021	8,064,838	$8,065	$4,022,748	$969,197	$5,000,010

FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	7,148,526	$7,149	$1,058,028	$3,934,831	$5,000,008

Change in value of common stock subject to possible redemption	58,275	58	243	—	301

Net loss	—	—	—	(305)	(305)

Balance – March 31, 2020	7,206,801	$7,207	$1,058,271	$3,934,526	$5,000,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$200,913	$(305)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on change in fair value of derivative liabilities	(853,000)	—
Interest earned on marketable securities held in Trust Account	(933)	(262,479)
Deferred tax benefit	(49,995)	—
Changes in operating assets and liabilities:
Prepaid expenses	(41,808)	29,364
Accrued expenses	270,822	89,961
Income taxes payable	—	220
Net cash used in operating activities	(474,001)	(143,239)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(500,015)
Cash withdrawn from Trust Account for franchise taxes	40,250	—
Net cash provided by (used in) investing activities	40,250	(500,015)

Cash Flows from Financing Activities:
Proceeds from promissory notes – related parties	—	1,225,000
Repayment of promissory note – related parties	(425,000)	—
Net cash (used in) provided by financing activities	(425,000)	1,225,000

Net Change in Cash	(858,751)	581,746
Cash – Beginning	972,787	55,461
Cash – Ending	$114,036	$637,207

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(200,906)	$(301)

Supplemental disclosure of non-cash activity:
Sale of subsidiary for $25,000 less cash disposed of totaling $25,000, net cash impact of $0.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

At March 31, 2021, the Company had one subsidiary, Trident Merger Sub II Corp., a majority-owned subsidiary of the Company incorporated in Delaware on February 9, 2021 (“Merger Sub”).

At March 31, 2021, the Company had not yet commenced operations. All activity through March 31, 2021 relates to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination and activities in connection with the proposed acquisition of AutoLotto, Inc. (“Lottery.com”) (see Note 6).

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

Transaction costs amounted to $11,101,864, consisting of $5,031,250 of underwriting fees, $5,031,250 of deferred underwriting fees and $1,039,364 of other costs. As of March 31, 2021, cash of $114,036 was held outside of the Trust Account and is available for working capital purposes.

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

MARCH 31, 2021

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

The Company initially had until December 1, 2019 to consummate a Business Combination (the “Combination Period”).

On November 26, 2019, the Company held its Annual Meeting of the Stockholders of the Company at which the stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the period of time for which the Company is required to complete a Business Combination two times for an additional 90 days each time to June 1, 2020. The Company agreed to contribute $500,000 to the Trust Account for each 90-day extension period. The Company contributed an aggregate of $1,000,015 to the Trust Account which extended the date to June 1, 2020 to complete a Business Combination.

In connection with the approval of the Charter Amendment, stockholders elected to redeem an aggregate of 13,081,434 shares of the Company’s common stock. As a result, an aggregate of $137,130,484 (or approximately $10.48 per share) was removed from the Company’s Trust Account to pay such stockholders.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

If the Company is unable to consummate a Business Combination by the Fifth Extended Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Liquidity and Going Concern

As of March 31, 2021, the Company had $114,036 in its operating bank accounts, $63,366,019 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem shares in connection therewith and an adjusted working capital deficit of $316,535, which excludes franchise taxes of $50,000 and prepaid income taxes of $12,186, of which such amounts will be paid from interest earned on the Trust Account, and promissory notes in the amount of $4,650,000 as such amounts are payable upon the consummation of a Business Combination and not from the working capital of the Company. As of March 31, 2021, approximately $1,497,000 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations. Through March 31, 2021, the Company has withdrawn $1,601,135 of interest earned from the Trust Account in order to pay its taxes, of which $40,250 was withdrawn during the three months ended March 31, 2021.

On December 17, 2019, Viktoria Group, LLC, a company owned by the Company’s President and Chief Financial Officer, loaned the Company $180,000 in order to fund working capital requirements and finance transaction expenses in connection with a Business Combination. The loan was non-interest bearing and was repaid on June 18, 2020.

On January 30, 2020, VK Consulting, Inc. a company owned by the Company’s President and Chief Financial Officer, loaned the Company $425,000 in order to fund working capital requirements and finance transaction expenses in connection with a Business Combination. This loan was repaid in full on January 5, 2021.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Proposed Business Combination with Lottery.com

On February 21, 2021, the Company entered into a business combination agreement (the “Merger Agreement”) with Merger Sub and Lottery.com. Upon the closing (the “Closing”) of the business combination with Lottery.com, Merger Sub will merge with and into Lottery.com, with Lottery.com as the surviving company, continuing as the Company’s wholly owned subsidiary following the transaction and the separate existence of Merger Sub shall cease. At the Closing, each share of Lottery.com common stock issued and outstanding as of immediately prior to the Closing shall be converted into the right to receive the Per Share Merger Consideration. “Per Share Merger Consideration” means the quotient obtained by dividing (a) 40,000,000 shares of the Company’s common stock by (b) the aggregate number of shares of Lottery.com common stock (including shares issued upon the conversion or exercise of Lottery.com convertible securities) issued and outstanding as of immediately prior to the Closing (the “Lottery.com Shares”). The Per Share Merger Consideration shall be reduced by the number of shares of our common stock equal to the quotient of (i) the amount by which Net Indebtedness exceeds $10,000,000, as mutually agreed between the Company and Lottery.com (each acting reasonably), divided by (ii) 11.00. “Net Indebtedness” means the amount equal to Lottery.com’s Indebtedness, less cash and cash equivalents. For the avoidance of doubt, Lottery.com’s Indebtedness shall not include current liabilities or any intercompany Indebtedness between or among Lottery.com and any of its subsidiaries.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2020 as filed with the SEC on March 30, 2021 and as amended on June 25, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying unaudited condensed consolidated financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in money market funds, which are invested in U.S. Treasury securities. Through March 31, 2021, the Company has withdrawn $1,601,135 of interest earned from the Trust Account in order to pay its taxes, of which $40,250 was withdrawn during the three months ended March 31, 2021.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments (including its UPO Warrants) to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. See Note 8 for a further discussion of the Company’s derivatives.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Placement Warrants and UPO Warrants were estimated using a Black-Scholes valuation approach (see Note 9).

Fair Value of Financial Instruments

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

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

The fair value of cash, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2021 and December 31, 2020, due to their short maturities of such instruments.

See Note 9 for additional information on assets and liabilities measured at fair value.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal or state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. All tax years remain subject to potential examination.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. The enactment of the CARES Act did not have a significant impact on the Company’s income tax accounts for the three months ended March 31, 2021.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. For the three month period ended March 31, 2020, the Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 21,275,000 shares of common stock and (2) 1,750,000 shares of common stock and warrants to purchase 1,750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company’s condensed consolidated statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of (loss) per share. Net income (loss) per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Common stock subject to possible redemption
Numerator: Earnings attributable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$933	$224,262
Less: interest available to be withdrawn for payment of taxes	(808)	(42,908)
Net income attributable to common stock subject to possible redemption	$125	$181,354
Denominator: Weighted Average Redeemable Common Stock
Basic and diluted weighted average shares outstanding	3,881,505	6,076,290
Basic and diluted net income per share, redeemable common stock	$0.00	$0.03

Non-Redeemable Common Stock
Numerator: Net Income (Loss) minus Net Earnings – Basic
Net income (loss)	$200,913	$(305)
Less: income allocable to common stock subject to possible redemption	(125)	(181,354)
Non-Redeemable Net Income (Loss) - Basic	$200,788	$(181,659)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic weighted average shares outstanding, Non-redeemable common stock	8,086,215	7,148,526
Basic net income (loss) per share, Non-redeemable common stock	$0.02	$(0.03)

Numerator: Net Income (Loss) minus Net Earnings – Diluted
Non-redeemable net income (loss) – Basic	$200,788	$(181,659)
Less: change in fair value of derivative liability	(853,000)	—
Non-Redeemable Net Income (Loss) – Diluted	$(652,212)	$(181,659)
Denominator: Weighted Average Non-Redeemable Common Stock
Diluted weighted average shares outstanding, Non-redeemable common stock	8,320,887	7,148,526
Diluted net loss per share, Non-redeemable common stock	$(0.08)	$(0.03)

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Insiders purchased an aggregate of 1,150,000 Private Units, at $10.00 per Private Unit for an aggregate purchase price of $11,500,000. Each Private Unit consists of one share of common stock (“Private Share”) and one warrant (“Private Warrant”). Each Private Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. The proceeds from the sale of the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to) until after the completion of a Business Combination.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

On January 30, 2020, VK Consulting, Inc. loaned the Company $425,000 under a promissory note to fund its working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note was non-interest bearing and was repaid on January 5, 2021.

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

As of March 31, 2021, there was $4,650,000 outstanding under the promissory notes referenced above.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 30, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay VK Consulting a monthly fee of $7,500 for office space and secretarial and administrative services. For each of the three months ended March 31, 2021 and 2020, the Company incurred and paid $22,500 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, certain of the Company’s initial stockholders, officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $200,000 of Working Capital Loans may be convertible into Private Units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such Units would be identical to the Private Units. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 8,064,838 and 8,086,215 shares of common stock issued and outstanding (excluding 3,902,882 and 3,881,505 shares of common stock subject to possible redemption), respectively.

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

MARCH 31, 2021

(Unaudited)

NOTE 8. DERIVATIVE LIABILITIES

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

For reporting periods subsequent to the Initial Public Offering, when the fair value of the Company’s stock price exceeds the value of the UPO Warrants, the Company classified the UPO Warrants as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO liability is marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying consolidated statements of operations until the UPO Warrants are exercised, expires or other facts and circumstances lead the UPO Warrants to be reclassified to stockholders’ equity. The fair value of the liability recorded for the UPO Warrants is estimated using a Black-Scholes option-pricing model within a Monte Carlo simulation model framework. The option and the 1,750,000 Units, as well as the 1,750,000 shares of common stock and 1,750,000 warrants, and 1,750,000 shares of common stock underlying such warrants, that may be issued upon exercise of the option, have been deemed compensation by Financial Industry Regulatory Authority, Inc. (“FINRA”) and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for 180 days following the effective date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, nor may the option, nor the securities underlying the option, be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition for such period. The option grants to holders demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Private Warrants

The Private Warrants are identical to the Public Warrants (see Note 7) underlying the Units sold in the Initial Public Offering, except that the Private Warrants are non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

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

NOTE 9. FAIR VALUE MEASUREMENTS

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$63,366,019	$63,405,336
Liabilities:
Derivative Liability – Private Warrants	3	2,415,000	2,725,500
Derivative Liability – UPO Warrants	3	3,447,500	3,990,000

The Company utilizes a Black-Scholes model approach to value the Private Warrants and UPO at each reporting period, with changes in fair value recognized in the Statements of Operations. The estimated fair value of the derivative liabilities is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the derivatives. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the derivatives. The expected life of the derivatives is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The significant unobservable inputs used in the Black-Scholes model to measure the derivative liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	As of March 31, 2021	As of December 31, 2020
Stock price	$11.94	$11.96
Strike price	$11.50	$11.50
Term (in years)	5.25	5.50
Volatility	16.40%	18.40%
Risk-free rate	0.43%	0.43%
Dividend yield	0.00%	0.00%
Fair value – Private Warrants	$2.10	$2.37
Fair value – UPO Warrants	$1.97	$2.28

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Derivative Liabilities
Fair value as of December 31, 2020	$6,715,500
Change in valuation of derivative liabilities	(853,000)
Fair value as of March 31, 2021	$5,862,500

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described within these condensed consolidated financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Trident Acquisitions Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements as of and for the three month period ended March 31, 2021 and the condensed consolidated financial statements as of December 31, 2020 and for the three month period ended March 31, 2020 and related notes thereto included elsewhere in this report.

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

The parties agreed that immediately following the Closing, our board of directors will consist of five directors, four of which will be designated by Lottery.com and one of which will be designated by us, such appointment by us to be an independent director. The boards of directors of each of us and Lottery.com have unanimously approved this business combination. The transaction will require the approval of our stockholders and of Lottery.com, the effectiveness of a registration statement on Form S-4 to be filed with the SEC in connection with the transaction, satisfaction of the conditions stated in the Merger Agreement and other customary closing conditions.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Lottery.com. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $200,913, which consisted of a gain on the change in fair value of derivative liabilities of $853,000, a benefit from income taxes of $49,995 and interest income on marketable securities held in the Trust Account of $933, offset by operating costs of $703,087.

For the three months ended March 31, 2020, we had net loss of $305, which consists of operating costs of $262,564 and a provision for income taxes of $220, offset by interest income on marketable securities held in the Trust Account of $262,479.

Liquidity and Capital Resources

As of March 31, 2021, we had marketable securities held in the Trust Account of $63,366,019 (including approximately $1,497,000 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2021, we withdrew $40,250 of interest earned on the Trust Account to pay our tax obligations.

For the three months ended March 31, 2021, cash used in operating activities was $474,001. Net income of $200,913 was affected by a gain on the change in fair value of derivative liabilities of $853,000, interest earned on marketable securities held in the Trust Account of $933 and a deferred tax benefit of $49,995, offset by changes in operating assets and liabilities which provided $229,014 of cash for operating activities.

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

As of March 31, 2021, we had cash of $114,036 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On December 17, 2019, Viktoria Group, LLC, a company owned by our President and Chief Financial Officer, loaned us $180,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loan was non-interest bearing and payable on December 2, 2020. We repaid the loan on June 18, 2020.

On January 30, 2020, VK Consulting, Inc., a company owned by our President and Chief Financial Officer loaned us $425,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note was non-interest bearing and was repaid on January 5, 2021.

On February 7, 2020, May 15, 2020 and August 27, 2020, BGV Group Limited loaned us an aggregate of $3,400,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory notes are non-interest bearing and currently payable on demand.

On November 27, 2020, one of our affiliates loaned us an aggregate of $150,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and payable on December 1, 2021.

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

We will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. Our initial stockholders, officers or directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through June 1, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay VK Consulting, Inc. an aggregate monthly fee of $7,500 for office space, secretarial and administrative services provided to us. We began incurring these fees on May 30, 2018 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or our liquidation.

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

Critical Accounting Policies

In the notes to our consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K, as amended, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our Form 10-K, as amended. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to accounting principles generally accepted in the U.S.

The preparation of condensed consolidated financial statements as of and for the three month period ended March 31, 2021 and the condensed consolidated financial statements as of December 31, 2020 and the three month period ended March 31, 2020 and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Warrant Liability

We account for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, we classify the Private Warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Warrants was estimated using a Black-Scholes Model approach.

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

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented. We do not consider the impact of any outstanding warrants or exercise of the UPO Warrants in the calculation of diluted loss per share if the inclusion of such warrants would be anti-dilutive.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements as of and for the three month period ended March 31, 2021 and the condensed consolidated financial statements as of December 31, 2020 and the three month period ended March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, may have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 30, 2021, we filed our Original 10-K. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and in connection with Amendment No. 1 on Form 10K/A, our Certifying Officers re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act.

On April 12, 2021, the staff of the SEC issued a new Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants. In the SEC Statement, the staff of the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Based upon that evaluation and in light of the SEC Statement, our Certifying Officers concluded that, due solely to the material weakness identified that resulted in the restatement of the Company’s financial statements to reclassify the Company’s Private Warrants and UPO Warrants as described in the Explanatory Note to Amendment No. 1 on Form 10K/A, our disclosure controls and procedures were not effective as of December 31, 2020 and continued through March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

Other than what was described in Amendment No. 1 on Form 10-K/A, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in Amendment No. 1 on Form 10-K/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT ACQUISITIONS CORP.

Date: June 29, 2021	By:	/s/ Vadim Komissarov
	Name:	Vadim Komissarov
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Financial Officer)