Form 10-Q
period 2021-06-30
Trident Acquisitions Corp.
filed 2021-08-16
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-38508

TRIDENT ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	81-1996183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Liberty Plaza

165 Broadway St, 23rd Floor

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

As of August 16, 2021, 11,967,605 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

TRIDENT ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRIDENT ACQUISITIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$129,387	$972,787
Prepaid expenses and other current assets	71,680	51,979
Prepaid income taxes	12,186	12,186
Total Current Assets	213,253	1,036,952

Deferred tax asset	346,300	217,086
Security deposit	1,200	1,200
Marketable securities held in Trust Account	63,285,718	63,405,336
TOTAL ASSETS	$63,846,471	$64,660,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued expenses	$819,596	$325,860
Promissory notes – related party	5,075,000	5,075,000
Total Current Liabilities	5,894,596	5,400,860

Derivative liabilities	7,923,000	6,715,500
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	18,848,846	17,147,610

Commitments and Contingencies
Common stock subject to possible redemption, 3,657,524 and 3,881,505 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	39,997,624	42,512,961

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,310,081 and 8,086,215 issued and outstanding (excluding 3,657,524 and 3,881,505 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	8,310	8,086
Additional paid-in capital	6,737,488	4,223,633
(Accumulated deficit) retained earnings	(1,745,797)	768,284
Total Stockholders’ Equity	5,000,001	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,846,471	$64,660,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating costs	$734,670	$334,353	$1,437,757	$596,917
Loss from operations	(734,670)	(334,353)	(1,437,757)	(596,917)

Other income (expense):
Interest earned on marketable securities held in Trust Account	957	78,500	1,890	340,979
Change in fair value of derivative liabilities	(2,060,500)	—	(1,207,500)	—
Other	—	—	72	—
Other (expense) income, net	(2,059,543)	78,500	(1,205,538)	340,979

Loss before income taxes	(2,794,213)	(255,853)	(2,643,295)	(255,938)
Benefit from income taxes	79,219	220	129,214	—
Net loss	$(2,714,994)	$(255,633)	$(2,514,081)	$(255,938)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	3,902,857	6,018,015	3,892,240	9,085,298
Basic and diluted net income per share, Common Stock subject to possible redemption	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,064,838	7,206,801	8,075,467	7,177,664
Basic net loss per share, Non-redeemable common stock	$(0.34)	$(0.04)	$(0.31)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2020	8,086,215	$8,086	$4,223,633	$768,284	$5,000,003

Change in value of common stock subject to possible redemption	(21,377)	(21)	(200,885)	—	(200,906)

Net income	—	—	—	200,913	200,913

Balance – March 31, 2021	8,064,838	$8,065	$4,022,748	$969,197	$5,000,010

Change in value of common stock subject to possible redemption	245,243	245	2,714,740	—	2,714,985

Net loss	—	—	—	(2,714,994)	(2,714,994)

Balance – June 30, 2021	8,310,081	$8,310	$6,737,488	$(1,745,797)	$5,000,001

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2019	7,148,526	$7,149	$1,058,028	$3,934,831	$5,000,008

Change in value of common stock subject to possible redemption	58,275	58	243	—	301

Net loss	—	—	—	(305)	(305)

Balance – March 31, 2020	7,206,801	$7,207	$1,058,271	$3,934,526	$5,000,004

Change in value of common stock subject to possible redemption	85,316	85	255,554	—	255,639

Net loss	—	—	—	(255,633)	(255,633)

Balance – June 30, 2020	7,292,117	$7,292	$1,313,825	$3,678,893	$5,000,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(2,514,081)	$(255,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	1,207,500	—
Interest earned on marketable securities held in Trust Account	(1,890)	(340,979)
Deferred tax benefit	(129,214)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,701)	49,271
Accrued expenses	493,736	(36,087)
Net cash used in operating activities	(963,650)	(583,733)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(1,462,491)
Cash withdrawn from Trust Account to redeeming stockholders	1,258	6,666,775
Cash withdrawn from Trust Account for franchise and income taxes	120,250	410,865
Net cash provided by investing activities	121,508	5,615,149

Cash Flows from Financing Activities:
Proceeds from promissory notes – related parties	425,000	2,725,000
Repayment of promissory note – related parties	(425,000)	(180,000)
Redemption of common stock	(1,258)	(6,666,775)
Net cash used in financing activities	(1,258)	(4,121,775)

Net Change in Cash	(843,400)	909,641
Cash – Beginning	972,787	55,461
Cash – Ending	$129,387	$965,102

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$2,515,337	$255,940

Supplemental disclosure of non-cash activity:
Sale of subsidiary for $25,000 less cash disposed of totaling $25,000, net cash impact of $0.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

At June 30, 2021, the Company had one subsidiary, Trident Merger Sub II Corp., a majority-owned subsidiary of the Company incorporated in Delaware on February 9, 2021 (“Merger Sub”).

At June 30, 2021, the Company had not yet commenced operations. All activity through June 30, 2021 relates to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination and activities in connection with the proposed acquisition of AutoLotto, Inc. (“Lottery.com”) (see below).

The registration statement for the Company’s Initial Public Offering was declared effective on May 29, 2018. On June 1, 2018, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units”) at $10.00 per unit, generating gross proceeds of $175,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,150,000 units (the “Private Units”), at a price of $10.00 per unit in a private placement to certain of the Company’s affiliates and stockholders (the “Insiders”), generating gross proceeds of $11,500,000, which is described in Note 4.

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

Transaction costs amounted to $11,101,864, consisting of $5,031,250 of underwriting fees, $5,031,250 of deferred underwriting fees and $1,039,364 of other costs. As of June 30, 2021, cash of $129,387 was held outside of the Trust Account and is available for working capital purposes.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company will provide its stockholders with the opportunity to convert all or a portion of their shares included in the Units sold in the Initial Public Offering (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to convert their shares for a pro rata portion of the amount then in the Trust Account ($10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The per-share amount to be distributed to stockholders who convert their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no conversion rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from converting its shares with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering (“Excess Shares”).

The Company’s Insiders, officers, directors and any holder of the Company’s insider shares (as defined in Note 5) (the “initial stockholders”) have agreed (a) to vote their insider shares, Private Shares (as defined in Note 4) and Public Shares in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment; (c) not to convert any shares in connection with a stockholder vote to approve a Business Combination and (d) that the insider shares and Private Shares will not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

On May 28, 2020, the Company held a Special Meeting of the Stockholders of the Company at which the stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Second Charter Amendment”) to extend the period of time for which the Company is required to complete a Business Combination to September 1, 2020. The Company agreed to contribute $0.15 for each Public Share outstanding that was not redeemed for the three-month extension period. As of June 30, 2020, the Company contributed an aggregate of $962,476 to the Trust Account and had until September 1, 2020 to complete a Business Combination.

In connection with the approval of the Second Charter Amendment, stockholders elected to redeem an aggregate of 627,059 shares of the Company’s common stock. As a result, an aggregate of $6,666,775 (or approximately $10.63 per share) was removed from the Company’s Trust Account to pay such stockholders and 12,597,757 shares of common stock were then issued and outstanding as of June 30, 2020.

On August 28, 2020, the Company held a Special Meeting of the Stockholders of the Company at which the stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Third Charter Amendment”) to extend the period of time for which the Company is required to complete a Business Combination to December 1, 2020. The Company agreed to contribute $0.15 for each Public Share outstanding that was not redeemed for the three-month extension period. As of September 30, 2020, the Company contributed an aggregate of $867,971 to the Trust Account and had until December 1, 2020 to complete a Business Combination.

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

The Company held a special meeting of stockholders on November 30, 2020, pursuant to which the stockholders approved to extend the period of time for which the Company is required to complete a Business Combination from December 1, 2020 to March 1, 2021, with an ability to further extend for an additional three months to June 1, 2021 (the “Fourth Extended Date”) if approved by the Company’s board of directors. On February 26, 2021, the Company’s board of directors approved the extension of the Fourth Extended Date to June 1, 2021 to permit sufficient time for the Company to consummate its previously announced proposed business combination with Lottery.com, including filing a registration statement on Form S-4 that will include a proxy statement. The Company agreed to contribute $0.05 for each Public Share outstanding that was not redeemed for each month of the extension going forward. On December 1, 2020, the Company contributed an aggregate of $289,323 to the Trust Account.

The Company held a special meeting of stockholders on May 27, 2021, pursuant to which the stockholders approved to extend the period of time for which the Company is required to complete a Business Combination from June 1, 2021 to September 1, 2021, with an ability to further extend for an additional three months to December 1, 2021 (the “Fifth Extended Date”) if approved by the Company’s board of directors. In addition, the Company agreed that for each month of the extension, if the daily volume weighted average price of the Company’s common stock for any 10 consecutive trading days in the prior month is below $11.40 per share, as determined two (2) trading days prior to the last day of such month, the Company must deposit, or cause to be deposited by its insiders, $0.05 for each Public Share outstanding that was not redeemed in connection with the special meeting into the Company’s trust account.

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

JUNE 30, 2021

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

Liquidity and Going Concern

As of June 30, 2021, the Company had $129,387 in its operating bank accounts, $63,285,718 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem shares in connection therewith and an adjusted working capital deficit of $598,529, which excludes franchise taxes of $20,000 and prepaid income taxes of $12,186, of which such amounts will be paid from interest earned on the Trust Account, and promissory notes in the amount of $5,075,000 as such amounts are payable upon the consummation of a Business Combination and not from the working capital of the Company. As of June 30, 2021, approximately $1,418,000 of the amount on deposit in the Trust Account represents interest income, which is available to pay the Company’s tax obligations. Through June 30, 2021, the Company has withdrawn $1,681,135 of interest earned from the Trust Account in order to pay its taxes, of which $120,250 was withdrawn during the six months ended June 30, 2021.

On December 17, 2019, Viktoria Group, LLC, a company owned by the Company’s President and Chief Financial Officer, loaned the Company $180,000 in order to fund working capital requirements and finance transaction expenses in connection with a Business Combination. The loan was non-interest bearing and was repaid on June 18, 2020.

On January 30, 2020, VK Consulting, Inc., a company owned by the Company’s President and Chief Financial Officer, loaned the Company $425,000 in order to fund working capital requirements and finance transaction expenses in connection with a Business Combination. This loan was repaid in full on January 5, 2021.

On February 7, 2020, May 15, 2020 and August 27, 2020, BGV Group Limited, an affiliate of one of the Company’s stockholders, loaned the Company $800,000, $1,500,000 and $1,100,000, respectively, for an aggregate of $3,400,000 to be used to finance transaction costs in connection with a Business Combination. The loans are non-interest bearing and currently due on demand.

On November 27, 2020, an affiliate of the Company loaned the Company an aggregate of $150,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and currently due on demand.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

On November 30, 2020 and December 28, 2020, an affiliate of the Company loaned the Company an aggregate of $1,100,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and currently due on demand.

On May 26, 2021, VK Consulting, Inc., a company owned by the Company’s President and Chief Financial Officer, loaned the Company $425,000 in order to fund working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and currently due on demand.

The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors. The Company’s initial stockholders, officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through September 1, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

If, at any time on or prior to December 31, 2021, the daily volume-weighted average price of shares of the Company’s common stock equals or exceeds $13.00 per share for 20 of any 30 consecutive trading days commencing after the Closing, each Seller shall receive its pro rata portion of 3,000,000 Seller Earnout Shares and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (the “Founder Holders”) shall receive an aggregate of 2,000,000 shares of the Company’s common stock. If, at any time on or prior to December 31, 2022, the daily volume-weighted average price of shares of the Company’s common stock equals or exceeds $16.00 per share for 20 of any 30 consecutive trading days commencing after the Closing, each Seller shall receive its pro rata portion of 3,000,000 Seller Earnout Shares and the Founder Holders shall receive an aggregate of 2,000,000 shares of the Company’s common stock. The Seller Earnout Shares then earned and issuable shall be issued to the Sellers on a pro-rata basis based on the percentage of the Lottery.com Shares owned by them immediately prior to the Closing.

The parties agreed that immediately following the Closing, the Company’s board of directors will consist of five directors, four of which will be designated by Lottery.com and one of which will be designated by the Company, such appointment by the Company to be an independent director.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2020 as filed with the SEC on March 30, 2021 and as amended on June 25, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

JUNE 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in money market funds, which are invested in U.S. Treasury securities. Through June 30, 2021, the Company has withdrawn $1,681,135 of interest earned from the Trust Account in order to pay its taxes, of which $120,250 was withdrawn during the six months ended June 30, 2021.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments (including its UPO Warrants (as defined in Note 8)) to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. See Note 8 for a further discussion of the Company’s derivatives.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Warrants and UPO Warrants were estimated using a Black-Scholes valuation approach (see Note 9).

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

The fair value of cash, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2021 and December 31, 2020, due to their short maturities of such instruments.

See Note 9 for additional information on assets and liabilities measured at fair value.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The deferred tax assets of the Company are primarily attributable to net operating loss carryforwards.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal or state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. All tax years remain subject to potential examination.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. The enactment of the CARES Act did not have a significant impact on the Company’s income tax accounts for the three and six months ended June 30, 2021.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. For the three and six month period ended June 30, 2020, the Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 21,275,000 shares of common stock and (2) 1,750,000 shares of common stock and warrants to purchase 1,750,000 shares of common stock in the unit purchase option sold to the underwriters and their designees, in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Non-redeemable common stock includes insider shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock subject to possible redemption
Numerator: Earnings attributable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$605	$64,912	$1,195	$281,956
Less: interest available to be withdrawn for payment of taxes	—	(41,163)	—	(82,690)
Net income attributable to common stock subject to possible redemption	$605	$23,749	$1,195	$199,266
Denominator: Weighted Average Redeemable Common Stock
Basic and diluted weighted average shares outstanding	3,902,857	6,018,015	3,892,240	9,085,298
Basic and diluted net income per share, redeemable common stock	$0.00	$0.00	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings – Basic and diluted
Net loss	$(2,714,994)	$(255,633)	$(2,514,081)	$(255,938)
Less: income allocable to common stock subject to possible redemption	(605)	(23,749)	(1,195)	(199,266)
Non-Redeemable Net Loss – Basic and diluted	$(2,715,599)	$(279,382)	$(2,515,276)	$(455,204)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,064,838	7,206,801	8,075,467	7,177,664
Basic and diluted net loss per share, Non-redeemable common stock	$(0.34)	$(0.04)	$(0.31)	$(0.06)

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Insiders purchased an aggregate of 1,150,000 Private Units, at $10.00 per Private Unit for an aggregate purchase price of $11,500,000. Each Private Unit consists of one share of common stock (“Private Share”) and one warrant (“Private Warrant”). Each Private Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share. The proceeds from the sale of the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to) until after the completion of a Business Combination.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The initial stockholders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) with respect to 50% of the insider shares, until the earlier of (i) six months after the date of the consummation of a Business Combination and (ii) on the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period following the consummation of a Business Combination and, with respect to the remaining 50% of the insider shares, six months after the date of the consummation of a Business Combination, or if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their common stock for cash, securities or other property (the “Lock-Up Period”).

Promissory Notes — Related Parties

On December 17, 2019, Viktoria Group, LLC, a company owned by the Company’s President and Chief Financial Officer, loaned the Company $180,000 under a promissory note to fund its working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note was non-interest bearing and payable on December 2, 2020. The loan was non-interest bearing and was repaid on June 18, 2020.

On January 30, 2020, VK Consulting, Inc., a company owned by the Company’s President and Chief Financial Officer, loaned the Company $425,000 under a promissory note to fund its working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory note was non-interest bearing and was repaid on January 5, 2021.

On February 7, 2020, May 15, 2020 and August 27, 2020, BGV Group Limited, an affiliate of one of the Company’s stockholders, loaned the Company $800,000, $1,500,000 and $1,100,000, respectively, for an aggregate of $3,400,000 under promissory notes to fund its working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory notes are non-interest bearing and currently due on demand.

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

On May 26, 2021, VK Consulting, Inc., a company owned by the Company’s President and Chief Financial Officer, loaned the Company an aggregate of $425,000 in order to fund working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and currently due on demand.

If the Company does not complete a Business Combination, any outstanding loans from the Company’s insiders, officers and directors or their affiliates will be repaid only from amounts remaining outside of the Company’s Trust Account, if any.

As of June 30, 2021, there was $5,075,000 outstanding under the promissory notes referenced above.

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 30, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay VK Consulting, Inc. a monthly fee of $7,500 for office space and secretarial and administrative services. For each of the three and six months ended June 30, 2021 and 2020, the Company incurred and paid $22,500 and $45,000, respectively, in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, certain of the Company’s initial stockholders, officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $200,000 of Working Capital Loans may be convertible upon consummation of the Business Combination into Private Units at a price of $10.00 per unit at the option of the lender. Such Units would be identical to the Private Units. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 8,310,081 and 8,086,215 shares of common stock issued and outstanding (excluding 3,657,524 and 3,881,505 shares of common stock subject to possible redemption), respectively.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 8. DERIVATIVE LIABILITIES

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $12.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of a Business Combination. The option represents the right to purchase 1,750,000 shares of common stock (the “UPO Warrants”) and 1,750,000 warrants to purchase 1,750,000 shares of common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 29, 2023. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

For reporting periods subsequent to the Initial Public Offering, when the fair value of the Company’s stock price exceeds the value of the UPO Warrants, the Company classified the UPO Warrants as a liability as it is a freestanding marked-to-market derivative instrument that is precluded from being classified in stockholders’ equity. The UPO Warrants are marked-to-market each reporting period with the change in fair value recorded to other income (expense) in the accompanying consolidated statements of operations until the UPO Warrants are exercised or expired or other facts and circumstances lead the UPO Warrants to be reclassified to stockholders’ equity. The fair value of the liability recorded for the UPO Warrants is estimated using a Black-Scholes option-pricing model within a Monte Carlo simulation model framework. The option and the 1,750,000 Units, as well as the 1,750,000 shares of common stock and 1,750,000 warrants underlying such Units, and 1,750,000 shares of common stock underlying such warrants, that may be issued upon exercise of the option, have been deemed compensation by Financial Industry Regulatory Authority, Inc. (“FINRA”) and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for 180 days following the effective date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, nor may the option, nor the securities underlying the option, be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition for such period. The option grants to holders demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

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

TRIDENT ACQUISITIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$63,285,718	$63,405,336
Liabilities:
Derivative Liability – Private Warrants	3	2,725,500	2,725,500
Derivative Liability – UPO Warrants	3	5,197,500	3,990,000

The Company utilizes a Black-Scholes model approach to value the Private Warrants and UPO Warrants at each reporting period, with changes in fair value recognized in the Statements of Operations. The estimated fair value of the derivative liabilities is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the derivatives. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the derivatives. The expected life of the derivatives is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The significant unobservable inputs used in the Black-Scholes model to measure the derivative liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	As of June 30, 2021	As of December 31, 2020
Stock price	$12.63	$11.96
Strike price – Private Warrants	$11.50	$11.50
Strike price – UPO Warrants	$12.00	$12.00
Term (in years)	5.25	5.50
Volatility	12.9%	18.40%
Risk-free rate – Private Warrants	0.91%	0.43%
Risk-free rate – UPO Warrants	0.05%	0.43%
Dividend yield	0.00%	0.00%
Fair value – Private Warrants	$2.37	$2.37
Fair value – UPO Warrants	$2.97	$2.28

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Derivative Liabilities
Fair value as of December 31, 2020	$6,715,500
Change in valuation of derivative liabilities	(853,000)
Fair value as of March 31, 2021	5,862,500
Change in valuation of derivative liabilities	2,060,500
Fair value as of June 30, 2021	$7,923,000

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we,” “us,” “our” or the “Company” are to Trident Acquisitions Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements as of and for the three and six month period ended June 30, 2021 and the condensed consolidated financial statements as of December 31, 2020 and for the three and six month period ended June 30, 2020 and related notes thereto included elsewhere in this report.

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

On May 28, 2020, we held a Special Meeting of the Stockholders at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to complete a Business Combination to September 1, 2020. We made a cash contribution of $962,476 to the trust account for the three-month extension period. In addition, the stockholders elected to redeem an aggregate of 627,059 shares of our common stock. As a result, an aggregate of $6,666,775 (or approximately $10.63 per share) was removed from our trust account to pay such stockholders and 12,597,757 shares of common stock were then issued and outstanding following such redemption.

On August 28, 2020, we held a Special Meeting of the Stockholders at which the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to complete a Business Combination to December 1, 2020. We made a cash contribution of $867,971 to the trust account for the three-month extension period. In addition, the stockholders elected to redeem an aggregate of 630,037 shares of our common stock. As a result, an aggregate of $6,781,851 (or approximately $10.76 per share) was removed from our trust account to pay such stockholders and 11,967,720 shares of common stock were issued and outstanding following such redemption as of December 31, 2020.

On November 30, 2020, we held a Special Meeting of Stockholders, pursuant to which the stockholders approved the extension to the period of time for which we are required to complete a Business Combination from December 1, 2020 to March 1, 2021, with an ability to further extend for an additional three months to June 1, 2021 (the “Fourth Extended Date”) if approved by our board of directors. We agreed to contribute $0.05 for each Public Share outstanding that was not redeemed for each month of the extension going forward. On December 1, 2020, we contributed an aggregate of $289,323 to the trust account. On February 26, 2021, our board of directors approved the extension of the Fourth Extended Date to June 1, 2021 to permit sufficient time for us to consummate our proposed business combination with Lottery.com, including filing a registration statement on Form S-4 that will include a proxy statement.

On May 27, 2021, we held a Special Meeting of Stockholders, pursuant to which our stockholders approved the extension to the period of time for which we are required to complete a Business Combination from June 1, 2021 to September 1, 2021, with an ability to further extend for an additional three months to December 1, 2021 if approved by our board of directors. We agreed to contribute $0.05 for each Public Share outstanding that was not redeemed for each month of the extension going forward, provided if the daily volume weighted average price of the Company’s common stock for any 10 consecutive trading days in the prior month is below $11.40 per share, as determined two (2) trading days prior to the last day of such month.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Lottery.com. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $2,714,994, which consisted of a change in fair value of derivative liabilities of $2,060,500 and operating costs of $734,670, offset by a benefit from income taxes of $79,219 and interest income on marketable securities held in the Trust Account of $957.

For the six months ended June 30, 2021, we had net loss of $2,514,081, which consisted of operating costs of $1,437,757 and a change in fair value of derivative liabilities of $1,207,500, offset by a benefit from income taxes of $129,214, interest income on marketable securities held in the Trust Account of $1,890 and other income of $72.

For the three months ended June 30, 2020, we had a net loss of $255,633, which consists of operating costs of $334,353 offset by interest income on marketable securities held in the Trust Account of $78,500 and benefit from income taxes of $220.

For the six months ended June 30, 2020, we had a net loss of $255,938, which consists of operating costs of $596,917 offset by interest income on marketable securities held in the Trust Account of $340,979.

Liquidity and Capital Resources

As of June 30, 2021, we had marketable securities held in the Trust Account of $63,285,718 (including approximately $1,418,000 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2021, we withdrew $120,250 of interest earned on the Trust Account to pay our tax obligations.

For the six months ended June 30, 2021, cash used in operating activities was $963,650. Net loss of $2,514,081 was affected by the change in fair value of derivative liabilities of $1,207,500, interest earned on marketable securities held in the Trust Account of $1,890 and a deferred tax benefit of $129,214. Changes in operating assets and liabilities provided $474,035 of cash for operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $583,733. Net loss of $255,938 was the affected by interest earned on marketable securities held in the Trust Account of $340,979, principally offset by changes in operating assets and liabilities which provided $13,184 of cash for operating activities.

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

As of June 30, 2021, we had cash of $129,387 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On February 7, 2020, May 15, 2020 and August 27, 2020, BGV Group Limited, an affiliate of one of our stockholders, loaned us $800,000, $1,500,000 and $1,100,000, respectively, for an aggregate of $3,400,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The promissory notes are non-interest bearing and currently payable on demand.

On November 27, 2020, one of our affiliates loaned us an aggregate of $150,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and are currently due on demand.

On November 30, 2020 and December 28, 2020, one of our affiliates loaned us an aggregate of $1,100,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and are currently payable on demand.

On May 26, 2021, VK Consulting, Inc., a company owned by our President and Chief Financial Officer, loaned us $425,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loans are non-interest bearing and currently due on demand.

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

We will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. Our initial stockholders, officers or directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through September 1, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

The preparation of condensed consolidated financial statements as of and for the three and six month period ended June 30, 2021 and the condensed consolidated financial statements as of December 31, 2020 and the three and six month period ended June 30, 2020 and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

We evaluate our financial instruments (including the warrants issuable upon exercise of the unit purchase option issued to the underwriter in our initial public offering (the “UPO Warrants”)) to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Warrant Liability

We account for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants and UPO Warrants meet the definition of a derivative as contemplated in ASC 815, we classify the Private Warrants and UPO Warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Private Warrants and UPO Warrants was estimated using a Black-Scholes Model approach.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

On April 12, 2021, the staff of the SEC issued a new Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants. In the SEC Statement, the staff of the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Based upon that evaluation and in light of the SEC Statement, our certifying officers concluded that, due solely to the material weakness identified that resulted in the restatement of the Company’s financial statements to reclassify the Company’s Private Warrants and UPO Warrants as described in the Explanatory Note to Amendment No. 1 on Form 10K/A, our disclosure controls and procedures were not effective as of June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIDENT ACQUISITIONS CORP.

Date: August 16, 2021	By:	/s/ Vadim Komissarov
	Name:	Vadim Komissarov
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Financial Officer)