Form 10-Q
period 2021-09-30
Lottery.com Inc.
filed 2021-11-15
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-38508

Lottery.com Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-1996183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20808 State Hwy 71 W, Unit B

Spicewood, Texas 78669

(Address of principal executive offices)

(512) 592-2451

(Registrant’s telephone number, including area code)

Trident Acquisitions Corp.

One Liberty Plaza, 23rd Floor

New York, NY 10005

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	LTRY	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock, each at an exercise price of $11.50	LTRYW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 15, 2021, 50,380,480 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

EXPLANATORY NOTE

On October 29, 2021 (the “Closing Date”), subsequent to the end of the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, Trident Acquisitions Corp., a Delaware corporation (“TDAC” and after the Business Combination described herein, the “Combined Company” or “Lottery.com”), consummated its previously announced business combination pursuant to the terms of the Business Combination Agreement, dated as of February 21, 2021 (the “Business Combination Agreement”), by and among TDAC, Trident Merger Sub II Corp., a wholly-owned subsidiary of TDAC (“Merger Sub”), and AutoLotto, Inc. (“AutoLotto”). Pursuant to the terms of the Business Combination Agreement, on the Closing Date, Merger Sub merged with and into AutoLotto with AutoLotto surviving the merger as a wholly owned subsidiary of TDAC, which was renamed “Lottery.com Inc.” immediately prior to the Closing (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

Unless stated otherwise, this Report contains information about TDAC before the Business Combination. As a result, references in this Report to “we,” “us,” “our,” or the “Company” refer to TDAC prior to the closing of the Business Combination, unless the context requires otherwise.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Revised)
ASSETS
Current Assets
Cash	$65,264	$972,787
Prepaid expenses and other current assets	28,319	51,979
Prepaid income taxes	12,186	12,186
Total Current Assets	105,769	1,036,952

Deferred tax asset	418,549	217,086
Security deposit	1,200	1,200
Marketable securities held in Trust Account	63,535,992	63,405,336
TOTAL ASSETS	$64,061,510	$64,660,574

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Account payable and accrued expenses	$1,171,647	$325,860
Promissory notes – related parties	5,455,000	5,075,000
Total Current Liabilities	6,626,647	5,400,860

Derivative liabilities	3,111,500	6,715,500
Deferred underwriting fee payable	5,031,250	5,031,250
Total Liabilities	14,769,397	17,147,610

Commitments and Contingencies
Common stock subject to possible redemption, 5,786,355 and 5,786,470 shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	63,478,179	63,377,472

Stockholders’ Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,181,250 issued and outstanding (excluding 5,786,355 and 5,786,470 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	6,181	6,181
Additional paid-in capital	—	—
Accumulated deficit	(14,192,247)	(15,870,689)
Total Stockholders’ Deficit	(14,186,066)	(15,864,508)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$64,061,510	$64,660,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)(Revised)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating costs	$590,217	$532,732	$2,027,974	$1,129,649
Loss from operations	(590,217)	(532,732)	(2,027,974)	(1,129,649)

Other income:
Interest earned on marketable securities held in Trust Account	956	6,267	2,846	347,246
Change in fair value of derivative liabilities	4,811,500	—	3,604,000	—
Other	—	—	72	—
Other income	4,812,456	6,267	3,606,918	347,246

Income (loss) before income taxes	4,222,239	(526,465)	1,578,944	(782,403)
Benefit from income taxes	72,249	163,939	201,463	163,939
Net income (loss)	$4,294,488	$(362,526)	$1,780,407	$(618,464)

Basic and diluted weighted average common shares outstanding	11,967,605	12,392,310	11,967,673	12,869,767
Basic and diluted net income (loss) per common share	$0.36	$(0.03)	$0.15	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)(Revised)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Deficit
Balance – December 31, 2020	6,181,250	$6,181	$—	$(15,870,689)	$(15,864,508)

Remeasurement of common stock to redemption value	—	—	—	49,267	49,267

Net income	—	—	—	200,913	200,913

Balance – March 31, 2021	6,181,250	$6,181	$—	$(15,620,509)	$(15,614,328)

Remeasurement of common stock to redemption value	—	—	—	49,043	49,043

Net loss	—	—	—	(2,714,994)	(2,714,994)

Balance – June 30, 2021	6,181,250	$6,181	$—	$(18,286,460)	$(18,280,279)

Remeasurement of common stock to redemption value	—	—	—	(200,275)	(200,275)

Net income	—	—	—	4,294,488	4,294,488

Balance – September 30, 2021	6,181,250	$6,181	$—	$(14,192,247)	$(14,186,066)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2019	6,181,250	$6,181	$—	$(5,112,440)	$(5,106,259)

Remeasurement of common stock to redemption value	—	—	—	(712,274)	(712,274)

Net loss	—	—	—	(305)	(305)

Balance – March 31, 2020	6,181,250	$6,181	$—	$(5,825,019)	$(5,818,838)

Remeasurement of common stock to redemption value	—	—	—	(768,469)	(768,469)

Net loss	—	—	—	(255,633)	(255,633)

Balance – June 30, 2020	6,181,250	$6,181	$—	$(6,849,121)	$(6,842,940)

Remeasurement of common stock to redemption value	—	—	—	(1,515,855)	(1,515,855)

Net loss	—	—	—	(362,526)	(362,526)

Balance – September 30, 2020	6,181,250	$6,181	$—	$(8,727,502)	$(8,721,321)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,780,407	$(618,464)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(3,604,000)	—
Interest earned on marketable securities held in Trust Account	(2,846)	(347,246)
Deferred tax benefit	(201,463)	(163,939)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	23,660	(628,218)
Account payable and accrued expenses	845,787	154,861
Net cash used in operating activities	(1,158,455)	(1,603,006)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(289,318)	(2,330,462)
Cash withdrawn from Trust Account to redeeming stockholders	1,258	13,448,626
Cash withdrawn from Trust Account for franchise and income taxes	160,250	450,865
Net cash (used in) provided by investing activities	(127,810)	11,569,029

Cash Flows from Financing Activities:
Proceeds from promissory notes – related parties	917,000	3,825,000
Repayment of promissory note – related parties	(537,000)	(180,000)
Redemption of common stock	(1,258)	(13,448,626)
Net cash provided by (used in) financing activities	378,742	(9,803,626)

Net Change in Cash	(907,523)	162,397
Cash – Beginning of period	972,787	55,461
Cash – End of period	$65,264	$217,858

Supplemental cash flow information:
Cash paid for income taxes	$—	$691,617

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(100,707)	$2,996,598

Supplemental disclosure of non-cash activity:
Sale of subsidiary for $25,000 less cash disposed of totaling $25,000, net cash impact of $0.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Lottery.com Inc. (the “Company”, the “Combined Company” or “Lottery.com”), formerly known as Trident Acquisitions Corp. ( “TDAC”), was a blank check company incorporated in Delaware on March 17, 2016. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses.

Business Combination

On October 29, 2021 (the “Closing Date”), the Company consummated its previously announced business combination (the “Closing”) pursuant to the terms of the Business Combination Agreement, dated as of February 21, 2021 (the “Business Combination Agreement”), by and among TDAC, Trident Merger Sub II Corp., a wholly-owned subsidiary of TDAC (“Merger Sub”), and AutoLotto, Inc. (“AutoLotto”). Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into AutoLotto with AutoLotto surviving the merger as a wholly owned subsidiary of TDAC, which was renamed “Lottery.com Inc.” immediately prior to the Closing (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

In accordance with the terms and subject to the conditions set forth in the Business Combination Agreement, each share of preferred stock of AutoLotto that was issued and outstanding immediately prior to the Effective Time converted into shares of AutoLotto’s common stock (each an “AutoLotto Share”) immediately prior to the Effective Time. At the Effective Time, by virtue of the Merger and without any action on the part of any other person, each AutoLotto Share issued and outstanding as of immediately prior to the Effective Time (including the shares of preferred stock of AutoLotto that were converted in AutoLotto Shares but not including any treasury shares or dissenting shares) was cancelled and converted into the right to receive the Per Share Merger Consideration. “Per Share Merger Consideration” means the quotient obtained by dividing (a) 40,000,000 shares of TDAC’s Common Stock, par value $0.001 per share (“Common Stock”) as adjusted in accordance with the terms of the Business Combination Agreement by (b) the aggregate number of AutoLotto Shares (including shares issued or issuable upon the conversion or exercise of certain AutoLotto convertible securities) issued and outstanding as of immediately prior to the Effective Time, or 13,307,477 AutoLotto Shares. With respect to any AutoLotto Shares that were unvested immediately prior to the Effective Time, the shares of Common Stock issued as Per Share Merger Consideration upon the cancellation and conversion of such AutoLotto Shares remain subject to the same vesting and termination-related provisions as that applied to such AutoLotto Shares immediately prior to the Effective Time.

At the Effective Time, each option to purchase AutoLotto Shares (an “AutoLotto Option”) that was outstanding as of immediately prior to the Effective Time was assumed by TDAC, and continues to have, and remains subject to, the same terms and conditions (including vesting terms and, to the extent applicable, holding period restrictions) as applied to such AutoLotto Option immediately prior to the Effective Time, subject to certain exceptions (each, an “Assumed Option”) with such adjustments to the number of shares underlying and the exercise price of such Assumed Option as provided for under the Business Combination Agreement.

At the Effective Time, by virtue of the Merger and without any action on the part of any person, each warrant to purchase AutoLotto Shares (each, an “AutoLotto Warrant”) that was issued and outstanding immediately prior to the Effective Time and was not automatically terminated pursuant to its terms became a warrant exercisable for shares of Common Stock (a “Trident Consideration Warrant”) on the same terms and conditions as applied to the AutoLotto Warrants, with adjustments to the number of shares underlying the warrant and the exercise price as were set forth in the Business Combination Agreement.

Each convertible promissory note issued by AutoLotto that was issued and outstanding immediately prior to the Effective Time automatically converted or was terminated pursuant to its terms, as applicable, in connection with the Closing.

Earn-Out Shares

In addition, the holders of issued and outstanding AutoLotto Shares immediately prior to the Closing (the “Sellers”) are entitled to receive up to 6,000,000 additional shares of Common Stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “Founder Holders”) will also be entitled to receive up to 4,000,000 additional shares of Common Stock (the “Founder Holders Earnout Shares”), in each case, that may be issuable from time to time after the Closing as set forth below.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(Unaudited)

If, at any time on or prior to December 31, 2021, (i) the dollar volume-weighted average price of shares of Common Stock equals or exceeds $13.00 per share for 20 of any 30 consecutive trading days commencing after the Closing, or (ii) if Lottery.com consummates a transaction which results in the stockholders of Lottery.com having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $13.00 per share, each Seller shall receive its pro rata portion of 3,000,000 Seller Earnout Shares and each Founder Holder shall receive one-third of 2,000,000 Founder Holders Earnout Shares. The Seller Earnout Shares then earned and issuable shall be issued to each Seller on a pro-rata basis based on the percentage of the aggregate Per Share Merger Consideration received, or entitled to be received, by such Seller as of immediately following the Closing.

If, at any time on or prior to December 31, 2022, (i) the dollar volume-weighted average price of shares of Common Stock equals or exceeds $16.00 per share for 20 of any 30 consecutive trading days commencing after the Closing, or (ii) if Lottery.com consummates a transaction which results in the stockholders of Lottery.com having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $16.00 per share, each Seller shall receive its pro rata portion of 3,000,000 Seller Earnout Shares and each Founder Holder shall receive one-third of 2,000,000 Founder Holders Earnout Shares.

Business Prior to the Business Combination

Prior to the Business Combination, the Company had one subsidiary, Trident Merger Sub II Corp., a majority-owned subsidiary of the Company incorporated in Delaware on February 9, 2021.

All activity through September 30, 2021 related to the Company’s formation, its public offering (“Initial Public Offering”), which is described below, and identifying a target for an initial business combination and activities in connection with the acquisition of AutoLotto.

The registration statement for the Company’s Initial Public Offering was declared effective on May 29, 2018. On June 1, 2018, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units”) at $10.00 per unit, generating gross proceeds of $175,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,150,000 units (the “Private Units”), at a price of $10.00 per unit in a private placement to certain of the Company’s affiliates and stockholders (the “Insiders”), generating gross proceeds of $11,500,000, which is described in Note 5. The Private Units were forfeited for no consideration upon consummation of the Business Combination (see Note 7).

Following the closing of the Initial Public Offering on June 1, 2018, an amount of $178,500,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of an initial business combination or (ii) the distribution of the Trust Account, as described below.

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

Transaction costs amounted to $11,101,864, consisting of $5,031,250 of underwriting fees, $5,031,250 of deferred underwriting fees and $1,039,364 of other costs. As of September 30, 2021, cash of $65,264 was held outside of the Trust Account and was available for working capital purposes.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Liquidity and Going Concern

As of September 30, 2021, the Company had $65,264 in its operating bank accounts, $63,535,992 in marketable securities held in the Trust Account to be used for an initial business combination or to repurchase or redeem shares in connection therewith and an adjusted working capital deficit of $1,008,064, which excluded franchise taxes of $70,000 and prepaid income taxes of $12,186, of which such amounts were paid from interest earned on the Trust Account prior to the Closing, and promissory notes in the amount of $5,455,000 which were repaid upon the consummation of a Business Combination and not from the working capital of the Company. As of September 30, 2021, approximately $1,379,000 of the amount on deposit in the Trust Account represented interest income, which was available to pay the Company’s tax obligations. Through September 30, 2021, the Company has withdrawn $1,721,135 of interest earned from the Trust Account in order to pay its taxes, of which $160,250 was withdrawn during the nine months ended September 30, 2021.

On December 17, 2019, Viktoria Group, LLC, a company owned by Vadim Komissarov, the Company’s former President and Chief Financial Officer, loaned the Company $180,000 in order to fund working capital requirements and finance transaction expenses in connection with an initial business combination. The loan was non-interest bearing and was repaid on June 18, 2020.

On January 30, 2020, VK Consulting, Inc., a company owned by Mr. Komissarov, loaned the Company $425,000 in order to fund working capital requirements and finance transaction expenses in connection with an initial business combination. This loan was repaid in full on January 5, 2021.

On February 7, 2020, May 15, 2020 and August 27, 2020, BGV Group Limited, an affiliate of one of the Company’s stockholders, loaned the Company $800,000, $1,500,000 and $1,100,000, respectively, for an aggregate of $3,400,000 to be used to finance transaction costs in connection with an initial business combination. The loans are non-interest bearing and currently due on demand.

On November 27, 2020, an affiliate of the Company loaned the Company an aggregate of $150,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with a Business Combination. The loans were non-interest bearing.

On November 30, 2020 and December 28, 2020, an affiliate of the Company loaned the Company an aggregate of $1,100,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with an initial business combination Business Combination. The loans were non-interest bearing.

On May 26, 2021, VK Consulting, Inc., a company owned by Mr. Komissarov, loaned the Company $425,000 in order to fund working capital requirements and finance transaction expenses in connection with a Business Combination. The loans were non-interest bearing.

On August 30, 2021, September 1, 2021 and September 9, 2021, Viktoria Group, LLC, a company owned by Mr. Komissarov, loaned the Company an aggregate of $492,000 in order to fund working capital requirements and finance transaction expenses in connection with an initial business combination. The loans were non-interest bearing and were payable on or before December 1, 2021. Repayments totaling $112,000 were made during the three months ended September 30, 2021.

On October 29, 2021, the Closing by and among TDAC, Merger Sub and AutoLotto, Inc. was consummated. As of the date of these financial statements, the Combined Company’s cash resources, net proceeds from the Business Combination, and cash to be generated from future operation, are anticipated to be sufficient to fund the Company’s operating activities, including our anticipated operating, debt and capital expense requirements, for at least 12 months after September 30, 2021.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

In connection with the change in presentation for the common stock subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) evenly to redeemable and non-redeemable common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both redeemable and non-redeemable shares of common stock share pro rata in the income (loss) of the Company.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of December 31, 2020 (audited)	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$42,512,961	$20,864,511	$63,377,472
Common stock	$8,086	$(1,905)	$6,181
Additional paid-in capital	$4,223,633	$(4,223,633)	$—
Retained earnings (Accumulated Deficit)	$768,284	$(16,638,973)	$(15,870,689)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(20,864,511)	$(15,864,508)
Number of shares of common stock subject to possible redemption	3,881,505	1,904,965	5,786,470

Statement of Operations for the Three Months Ended September 30, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Class A Common stock	7,292,117	5,100,193	12,392,310
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.05)	$0.02	$(0.03)

Statement of Operations for the Nine Months Ended September 30, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	7,216,093	5,653,674	12,869,767
Basic and diluted net (loss) income per share, Common stock subject to possible redemption	$(0.12)	$0.07	$(0.05)

Statement of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited)
Change in value of common stock subject to possible redemption	618,465	2,378,133	2,996,598

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2020 as filed with the SEC on March 30, 2021 and as amended on June 25, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Through September 30, 2021, the Company has withdrawn $1,721,135 of interest earned from the Trust Account in order to pay its taxes, of which $160,250 was withdrawn during the nine months ended September 30, 2021.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments (including its UPO Warrants (as defined in Note 8)) to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. See Note 8 for a further discussion of the Company’s derivatives.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Private Warrants and UPO Warrants were estimated using a Black-Scholes Option pricing model (see Note 10).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

The fair value of cash, prepaid expenses, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2021 and December 31, 2020, due to their short maturities of such instruments.

See Note 10 for additional information on assets and liabilities measured at fair value.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(Unaudited)

At September 30, 2021, the common stock subject to redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Redemption of common stock	(150,580,368)
Common stock issuance costs	(11,101,864)
Plus:
Remeasurement of carrying value to redemption value	23,910,411

Common stock subject to possible redemption	$63,478,179

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal or state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. All tax years remain subject to potential examination.

The Company's effective tax rate can vary from period to period primarily due to the change in fair value of the warrant liability and expenses incurred related to the Company's initial business combination, among other factors.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. The enactment of the CARES Act did not have a significant impact on the Company’s income tax accounts for the three and nine months ended September 30, 2021.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement that convert into 20,025,000 ordinary shares since the conversion of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage limit of $250,000. The Company has not experienced losses on these accounts.

Fair Value Measurements

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Insiders purchased an aggregate of 1,150,000 Private Units, at $10.00 per Private Unit for an aggregate purchase price of $11,500,000. Each Private Unit consists of one share of common stock (“Private Share”) and one warrant (“Private Warrant”). Each Private Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share. The proceeds from the sale of the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Units were forfeited for no consideration upon consummation of the Business Combination (see Note 7).

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(Unaudited)

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

The initial stockholders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) with respect to 50% of the insider shares, until the earlier of (i) six months after the Closing Date and (ii) on the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period following the Closing and, with respect to the remaining 50% of the insider shares, six months after the Closing Date, or if, subsequent to the Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their common stock for cash, securities or other property (the “Lock-Up Period”).

Promissory Notes — Related Parties

On December 17, 2019, Viktoria Group, LLC, a company owned by Vadim Komissarov, the Company’s former President and Chief Financial Officer, loaned the Company $180,000 under a promissory note to fund its working capital requirements and finance transaction expenses in connection with an initial business combination. The promissory note was non-interest bearing and payable on December 2, 2020. The loan was non-interest bearing and was repaid on June 18, 2020.

On January 30, 2020, VK Consulting, Inc., a company owned by Mr. Komissarov, loaned the Company $425,000 under a promissory note to fund its working capital requirements and finance transaction expenses in connection with an initial business combination. The promissory note was non-interest bearing and was repaid on January 5, 2021.

On February 7, 2020, May 15, 2020 and August 27, 2020, BGV Group Limited, an affiliate of one of the Company’s stockholders, loaned the Company $800,000, $1,500,000 and $1,100,000, respectively, for an aggregate of $3,400,000 under promissory notes to fund its working capital requirements and finance transaction expenses in connection with an initial business combination. The promissory notes were non-interest.

On November 27, 2020, an affiliate of the Company loaned the Company an aggregate of $150,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with an initial business combination. The loans were non-interest bearing.

On November 30, 2020 and December 28, 2020, an affiliate of the Company loaned the Company an aggregate of $1,100,000 to fund the Company’s working capital requirements and finance transaction expenses in connection with an initial business combination. The loans are non-interest bearing.

On May 26, 2021, VK Consulting, Inc., a company owned by Mr. Komissarov, loaned the Company an aggregate of $425,000 in order to fund working capital requirements and finance transaction expenses in connection with a Business Combination. The loans were non-interest bearing.

On August 30, 2021, September 1, 2021 and September 9, 2021, Viktoria Group, LLC, a company owned by Mr. Komissarov, loaned the Company an aggregate of $492,000 in order to fund working capital requirements and finance transaction expenses in connection with an initial business combination. The loans were non-interest bearing and were payable on or before December 1, 2021. Repayments totaling $112,000 were made during the three months ended September 30, 2021.

As of September 30, 2021, there was $5,455,000 outstanding under the promissory notes referenced above. The aforementioned promissory notes were repaid in full upon consummation of the Business Combination on October 29, 2021.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 30, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay VK Consulting, Inc. a monthly fee of $7,500 for office space and secretarial and administrative services. For each of the three months ended September 30, 2021 and 2020, the Company incurred and paid $22,500 respectively, in fees for these services. For the nine months ended September 30, 2021, the Company incurred $67,500 in fees for these services and paid $70,000 for these services. A total of $2,500 is included in prepaid expenses and other current assets as of September 30, 2021. For the nine months ended September 30, 2020 the Company incurred and paid $67,500, in fees for these services. The administrative agreement was terminated upon the consummation of the Business Combination.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, certain of the Company’s initial stockholders, officers and directors could, but were not obligated to, loan the Company funds as required (“Working Capital Loans”). These Working Capital Loans were to be repaid out of the proceeds held in the Trust Account released to the Company in connection with the closing of its initial business combination. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Up to $200,000 of Working Capital Loans could be convertible upon consummation of the Business Combination into Private Units at a price of $10.00 per unit at the option of the lender. Such Units would be identical to the Private Units. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on May 29, 2018 (the “Registration Rights Agreement”), the holders of the insider shares, as well as the holders of the Private Units (and any shares of common stock issuable upon exercise of the Private Warrants) and any shares the initial stockholders, officers, directors or their affiliates may be issued in payment of the Working Capital Loans, were entitled to registration rights. The holders of the majority of these securities were entitled to make up to two demands that the Company register such securities. The holders of the majority of the insider shares could elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units or units issued in payment of Working Capital Loans made to the Company could elect to exercise these registration rights at any time commencing on the date that the Company consummates an initial business combination. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company agreed to bear the expenses incurred in connection with the filing of any such registration statements. As described further below, in connection with the Closing, the Company entered into an investor rights agreement with the parties to the Registration Rights Agreement, which among other things, terminated the Registration Rights Agreement.

Underwriting Agreement

The underwriter in the initial Public Offering was entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $5,031,250. The deferred fee was to be paid in cash upon the closing of an initial business combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. Upon consummation of the Business Combination, the Company paid an aggregate of $5,583,955 which included a contingent financing fee of 5%.

Warrant Solicitation Fee

The Company agreed to pay the underwriter a warrant solicitation fee of five percent (5%) of the exercise price of each Public Warrant exercised during the period commencing thirty days after the consummation of the Business Combination, including warrants acquired by security holders in the open market, but excluding warrants exercised during the 30 day period following notice of a proposed redemption. The warrant solicitation fee will be payable in cash. There is no limitation on the maximum warrant solicitation fee payable to the underwriter, except to the extent it is limited by the number of Public Warrants outstanding.

Initial Stockholder Forfeiture Agreement

Simultaneously with the Closing, the initial stockholders of TDAC (the “Initial Stockholders”), TDAC and AutoLotto entered into an initial stockholder forfeiture agreement (the “Initial Stockholder Forfeiture Agreement”). Pursuant to the Initial Stockholder Forfeiture Agreement, the Initial Stockholders forfeited, for no consideration, and the Combined Company cancelled, 1,150,000 Private Warrants, which represented all of TDAC’s outstanding Private Warrants, and an aggregate of 561,932 shares of common stock.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(Unaudited)

Investor Rights Agreement

Simultaneously with the Closing, Lottery.com, the Initial Stockholders and certain stockholders of AutoLotto (collectively, the “Stockholder Parties”) entered into an investor rights agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, such parties agreed to vote or cause to be voted all shares owned by them or take such other necessary action to ensure that (i) the board of directors of the Combined Company (the “Combined Company Board”) was made up of at least five directors at Closing, (ii) one director nominated by the Initial Stockholders (the “Initial Stockholders Director”) and the remaining directors nominated by the AutoLotto stockholders (the “AutoLotto Directors”) would be elected to the initial Combined Company Board, with the Initial Stockholders Director designated as a Class II director, and (iii) following the nomination of the initial Combined Company Board, neither the Initial Stockholders nor the AutoLotto Stockholders shall have ongoing nomination rights, except that in the event that a vacancy is created on the Combined Company Board at any time by the death, disability, resignation or removal of the Initial Stockholders Director or any AutoLotto Director during their initial term, then (x) the AutoLotto Stockholders, with respect to a vacancy created by the death, disability, resignation or removal of an AutoLotto Director, or (y) the Initial Stockholders, with respect to a vacancy created by the death, disability, resignation or removal of an Initial Stockholders Director, will be entitled to designate an individual to fill the vacancy. In addition, the Investor Rights Agreement provides that the Combined Company will register for resale under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of Common Stock and other equity securities that are held by the parties thereto from time to time as well as other customary registration rights for the parties thereto.

Indemnification Agreements

In connection with the consummation of the Business Combination, the Combined Company entered into indemnification agreements with its directors and executive officers.

Each indemnification agreement provides for indemnification and advancements by the Combined Company of certain expenses and costs relating to claims, suits or proceedings arising from such officer or directors’ service to or on behalf of the Combined Company, as officers or directors to the maximum extent permitted by applicable law.

Service Provider Agreements

From time to time the Company has entered into agreements with various services providers and advisors, including investment banks, to help identify targets, negotiate terms of potential business combinations, consummate an initial business combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of an initial business combination, are met. If a Business Combination did not occur, the Company would be required to pay these contingent fees. Aggregate contingent fees payable to service providers upon consummation of the initial business combination were $4,900,000 of which $4,400,000 was paid upon consummation of the initial business combination. Fees aggregating $500,000 are deferred and payable one-year after consummation of the initial business combination.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — On May 29, 2018, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 6,181,250 shares of common stock issued and outstanding, excluding 5,786,355 and 5,786,470 shares, respectively, of common stock subject to possible redemption which are presented as temporary equity.

Public Warrants

The Public Warrants will become exercisable 30 days after the Closing provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 30 days, after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

As of September 30, 2021, there were 20,125,000 Public Warrants outstanding. Immediately after giving effect to the Business Combination, Lottery.com had 20,125,0002 warrants to purchase share of Common stock outstanding, 20,125,000 of which are public warrants and two of which were previously warrants of AutoLotto, which are now warrants of Lottery.com and are exercisable to purchase an aggregate of 395,675 shares of common stock.

NOTE 9. DERIVATIVE LIABILITIES

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $12.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of the Business Combination. The option represents the right to purchase 1,750,000 shares of common stock (the “UPO Warrants”) and 1,750,000 warrants to purchase 1,750,000 shares of common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 29, 2023. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

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

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

As of September 30, 2021 there were 1,150,000 Private Warrants outstanding. Effective upon the closing the Business Combination, TDAC forfeited for no consideration all of the 1,150,000 Private Warrants as specified in the Initial Stockholder Forfeiture Agreement (see Note 7).

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$63,535,992	$63,405,336
Liabilities:
Derivative Liability – Private Warrants	3	241,500	2,725,500
Derivative Liability – UPO Warrants	3	2,870,000	3,990,000

The Company utilizes a Black-Scholes option-pricing model within a Monte Carlo simulation model framework to value the Private Warrants and UPO Warrants at each reporting period, with changes in fair value recognized in the Statements of Operations. The estimated fair value of the derivative liabilities is determined using Level 3 inputs. Inherent in a Black Scholes Option pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the derivatives. The Company estimates the appropriate volatility based on the implied volatility of the publicly traded warrant using a Monte Carlo simulation framework. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the derivatives. The expected life of the derivatives is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The key inputs used in the Black Scholes Option pricing model to measure the derivative liabilities that are categorized within Level 3 of the fair value hierarchy are as follows:

	As of September 30, 2021	As of December 31, 2020
Stock price	$11.60	$11.96
Strike price – Private Warrants	$11.50	$11.50
Strike price – UPO Warrants	$12.00	$12.00
Term (in years)	5.17	5.50
Volatility	17.0%	18.40%
Risk-free rate – Private Warrants	1.00%	0.43%
Risk-free rate – UPO Warrants	0.05%	0.43%
Dividend yield	0.00%	0.00%
Fair value – Private Warrants	$0.21	$2.37
Fair value – UPO Warrants	$1.64	$2.28

LOTTERY.COM INC.

(FORMERLY KNOWN AS TRIDENT ACQUISITIONS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

(Unaudited)

The following table provides a summary of the changes in fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Derivative Liabilities
Fair value as of December 31, 2020	$6,715,500
Change in valuation of derivative liabilities	(853,000)
Fair value as of March 31, 2021	5,862,500
Change in valuation of derivative liabilities	2,060,500
Fair value as of June 30, 2021	7,923,000
Change in valuation of derivative liabilities	(4,811,500)
Fair value as of September 30, 2021	$3,111,500

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described within these financial statements or below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On October 13, 2021, Viktoria Group, LLC, a company owned by Vadim Komissarov, the Company’s former President and Chief Financial Officer, loaned the Company $20,000 in order to fund working capital requirements and finance transaction expenses in connection with an initial business combination. The loan was non-interest bearing was repaid in full upon consummation of the Business Combination.

As described in Note 1, the Company consummated the previously announced Business Combination on October 29, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we,” “us,” “our” or the “Company” are to Trident Acquisitions Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements as of and for the three and nine month period ended September 30, 2021 and the condensed consolidated financial statements as of December 31, 2020 and for the three and nine month period ended September 30, 2020 and related notes thereto included elsewhere in this report.

Overview

We are a former blank check company formed under the laws of the State of Delaware on March 17, 2016 under the name Trident Acquisitions Corp. (“TDAC”) for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

Recent Developments

Business Combination with AutoLotto

On October 29, 2021 (the “Closing Date”), we completed our previously announced business combination pursuant to the terms of the Business Combination Agreement, dated as of February 21, 2021 (the “Business Combination Agreement”), by and among TDAC, Trident Merger Sub II Corp., a wholly-owned subsidiary of TDAC (“Merger Sub”), and AutoLotto, Inc. (“AutoLotto”). Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into AutoLotto with AutoLotto surviving the merger as a wholly owned subsidiary of TDAC, which was renamed “Lottery.com Inc.” immediately prior to the Closing (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

In accordance with the terms and subject to the conditions set forth in the Business Combination Agreement, each share of preferred stock of AutoLotto that was issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) converted into shares of AutoLotto’s common stock (each an “AutoLotto Share”) immediately prior to the Effective Time. At the Effective Time, by virtue of the Merger and without any action on the part of any other person, each AutoLotto Share issued and outstanding as of immediately prior to the Effective Time (including the shares of preferred stock of AutoLotto that were converted into AutoLotto Shares but not including any treasury shares or dissenting shares) was cancelled and converted into the right to receive the Per Share Merger Consideration. “Per Share Merger Consideration” means the quotient obtained by dividing (a) 40,000,000 shares of TDAC’s common stock, par value $0.001 per share (“Common Stock”), as adjusted in accordance with the terms of the Business Combination Agreement, by (b) the aggregate number of AutoLotto Shares (including shares issued or issuable upon the conversion or exercise of certain AutoLotto convertible securities) issued and outstanding as of immediately prior to the Effective Time. With respect to any AutoLotto Shares that were unvested immediately prior to the Effective Time, the shares of Common Stock issued as Per Share Merger Consideration upon the cancellation and conversion of such AutoLotto Shares remain subject to the same vesting and termination-related provisions as that applied to such AutoLotto Shares immediately prior to the Effective Time.

At the Effective Time, each option to purchase AutoLotto Shares (an “AutoLotto Option”) that was outstanding as of immediately prior to the Effective Time was assumed by TDAC, and continues to have, and remains subject to, the same terms and conditions (including vesting terms and, to the extent applicable, holding period restrictions) as applied to such AutoLotto Option immediately prior to the Effective Time, subject to certain exceptions (each, an “Assumed Option”) with such adjustments to the number of shares underlying and the exercise price of such Assumed Option as provided for under the Business Combination Agreement.

At the Effective Time, by virtue of the Merger and without any action on the part of any person, each warrant to purchase AutoLotto Shares (each, an “AutoLotto Warrant”) that was issued and outstanding immediately prior to the Effective Time and was not automatically terminated pursuant to its terms became a warrant exercisable for shares of Common Stock (a “Trident Consideration Warrant”) on the same terms and conditions as applied to the AutoLotto Warrants, with adjustments to the number of shares underlying the warrant and the exercise price as were set forth in the Business Combination Agreement.

Each convertible promissory note issued by AutoLotto that was issued and outstanding immediately prior to the Effective Time automatically converted or was terminated pursuant to its terms, as applicable, in connection with the Closing.

If, at any time on or prior to December 31, 2021, (i) the dollar volume-weighted average price of shares of Common Stock equals or exceeds $13.00 per share for 20 of any 30 consecutive trading days commencing after the Closing, or (ii) if Lottery.com consummates a transaction which results in the stockholders of Lottery.com having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $13.00 per share, each Seller shall receive its pro rata portion of 3,000,000 Seller Earnout Shares and each Founder Holder shall receive one-third of 2,000,000 Founder Holders Earnout Shares. The Seller Earnout Shares then earned and issuable shall be issued to each Seller on a pro-rata basis based on the percentage of the aggregate Per Share Merger Consideration received, or entitled to be received, by such Seller as of immediately following the Closing.

If, at any time on or prior to December 31, 2022, (i) the dollar volume-weighted average price of shares of Common Stock equals or exceeds $16.00 per share for 20 of any 30 consecutive trading days commencing after the Closing, or (ii) if Lottery.com consummates a transaction which results in the stockholders of Lottery.com having the right to exchange their shares for cash, securities or other property having a value equaling or exceeding $16.00 per share, each Seller shall receive its pro rata portion of 3,000,000 Seller Earnout Shares and each Founder Holder shall receive one-third of 2,000,000 Founder Holders Earnout Shares.

In addition, the holders of issued and outstanding AutoLotto Shares immediately prior to the Closing (the “Sellers”) are entitled to receive up to 6,000,000 additional shares of Common Stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “Founder Holders”) will also be entitled to receive up to 4,000,000 additional shares of Common Stock (the “Founder Holders Earnout Shares”), in each case, that may be issuable from time to time after the Closing as set forth below.

Results of Operations

As of September 30, 2021, we had neither engaged in any operations nor generated any revenues. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Lottery.com. We generated non-operating income in the form of interest income on marketable securities held in the trust account. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $4,294,488, which consisted of a change in fair value of derivative liabilities of $4,811,500, a benefit from income taxes of $72,249 and interest income on marketable securities held in the Trust Account of $956, offset by operating costs of $590,217.

For the nine months ended September 30, 2021, we had net income of $1,780,407, which consisted of a change in fair value of derivative liabilities of $3,604,000, a benefit from income taxes of $201,463, interest income on marketable securities held in the Trust Account of $2,846 and other income of $72, offset by operating costs of $2,027,974.

For the three months ended September 30, 2020, we had a net loss of $362,526, which consists of operating costs of $532,732 offset by interest income on marketable securities held in the Trust Account of $6,267 and benefit from income taxes of $163,939.

For the nine months ended September 30, 2020, we had a net loss of $618,464, which consists of operating costs of $1,129,464 offset by interest income on marketable securities held in the Trust Account of $347,246 and benefit from income taxes of $163,939.

Liquidity and Capital Resources

As of September 30, 2021, we had marketable securities held in the Trust Account of $63,535,992 (including approximately $1,379,000 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. During the nine months ended September 30, 2021, we withdrew $160,250 of interest earned on the Trust Account to pay our tax obligations.

For the nine months ended September 30, 2021, cash used in operating activities was $1,158,455. Net income of $1,780,407 was affected by the change in fair value of derivative liabilities of $3,604,000, a deferred tax benefit of $201,463 and interest earned on marketable securities held in the Trust Account of $2,846 and. Changes in operating assets and liabilities provided $869,447 of cash for operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $1,603,006. Net loss of $618,464 was the affected by interest earned on marketable securities held in the Trust Account of $347,246 and a deferred tax benefit of $163,939, offset by changes in operating assets and liabilities which used $473,357 of cash for operating activities.

As of September 30, 2021, we had cash of $65,264 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

On December 17, 2019, Viktoria Group, LLC, a company owned by our President and Chief Financial Officer, loaned us $180,000 to fund our working capital requirements and finance transaction expenses in connection with a Business Combination. The loan was non-interest bearing and payable on December 2, 2020. We repaid the loan on June 18, 2020.

On January 30, 2020, VK Consulting, Inc., a company owned by Vadim Komissarov, our former President and Chief Financial Officer loaned us $425,000 to fund our working capital requirements and finance transaction expenses in connection with an initial business combination. The promissory note was non-interest bearing and was repaid on January 5, 2021.

On February 7, 2020, May 15, 2020 and August 27, 2020, BGV Group Limited, an affiliate of one of our stockholders, loaned us $800,000, $1,500,000 and $1,100,000, respectively, for an aggregate of $3,400,000 to fund our working capital requirements and finance transaction expenses in connection with an initial business combination. The promissory notes were non-interest bearing.

On November 27, 2020, one of our affiliates loaned us an aggregate of $150,000 to fund our working capital requirements and finance transaction expenses in connection with an initial business combination. The loans were non-interest bearing.

On November 30, 2020 and December 28, 2020, one of our affiliates loaned us an aggregate of $1,100,000 to fund our working capital requirements and finance transaction expenses in connection with an initial business combination. The loans were non-interest bearing.

On May 26, 2021, VK Consulting, Inc., a company owned by Mr. Komissarov, loaned us $425,000 to fund our working capital requirements and finance transaction expenses in connection with an initial business combination. The loans were non-interest bearing.

On August 30, 2021, September 1, 2021 and September 9, 2021, Viktoria Group, LLC, a company owned by Mr. Komissarov, loaned us an aggregate of $492,000 in order to fund working capital requirements and finance transaction expenses in connection with an initial business combination. The loans were non-interest bearing.

As of September 30, 2021, there was $5,455,000 outstanding under the promissory notes referenced above. The aforementioned promissory notes were repaid in full upon consummation of the Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay VK Consulting, Inc. an aggregate monthly fee of $7,500 for office space, secretarial and administrative services provided to us. We began incurring these fees on May 30, 2018 and continued to incur these fees monthly until the completion of the Business Combination.

The underwriter in the Initial Public Offering was entitled to a deferred fee of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $5,031,250. The deferred fee will be paid in cash upon the Closing from the amounts held in the Trust Account.

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

The preparation of condensed consolidated financial statements as of and for the three and nine month period ended September 30, 2021 and the condensed consolidated financial statements as of December 31, 2020 and the three and nine month period ended September 30, 2020 and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Warrant Liabilities

We account for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants that do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants and UPO Warrants meet the definition of a derivative as contemplated in ASC 815, we classify the Private Warrants and UPO Warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Private Warrants and UPO Warrants was estimated using a Black-Scholes option-pricing model within a Monte Carlo simulation model framework.

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

Net Income (Loss) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Remeasurement associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 30, 2021, we filed our original 10-K. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and in connection with Amendment No. 1 to our Annual Report on Form 10-K ( the “10K/A”), our certifying officers re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act.

On April 12, 2021, the staff of the SEC issued a new Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants. In the SEC Statement, the staff of the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Based upon that evaluation and in light of the SEC Statement, our certifying officers concluded that, due solely to the material weakness identified that resulted in the restatement of the Company’s financial statements to reclassify the Company’s Private Warrants and UPO Warrants as described in the Explanatory Note to the 10K/A, our disclosure controls and procedures were not effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

Other than what was described in the 10-K/A, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in the 10-K/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTTERY.COM INC.

Date: November 15, 2021	By:	/s/ Ryan Dickinson
	Name:	Ryan Dickinson
	Title:	Acting Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)