Form 10-K
period 2021-12-31
Lottery.com Inc.
filed 2022-04-01
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-38508

LOTTERY.COM INC.

(Exact name of registrant as specified in its Charter)

Delaware	81-1996183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20808 State Hwy 71 W, Unit B Spicewood, TX	78669
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 592-2451

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	LTRY	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock, each at an exercise price of $11.50	LTRYW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $73 million, calculated by using the closing price of the registrant’s common stock on such date on The Nasdaq Stock Market LLC of $12.63.

As of March 25, 2022, there were 50,700,683 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III herein.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of Lottery.com Inc. (“Lottery.com”, the “Company”, “we” or “us”). Forward-looking statements appear in a number of places in this Annual Report, including, without limitation, under the headings in Part I, “Item 1. Business,” “Item 1A. Risk Factors,” and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in public filings made with the Securities and Exchange Commission (the “SEC”) by Lottery.com, as well as the following:

●	Our inability to compete with other forms of entertainment for consumers’ discretionary time and income.

●	Economic downturns, inflation, geopolitical and political and market conditions beyond our control.

●	Negative events or media coverage relating to the lottery, lottery games or online gaming or betting.

●	Our inability to attract and retain users, including as a result of failing to appear in Internet search engine results.

●	Our continued ability to use domain names to promote and increase the value of our brand.

●	Adverse impacts relating to the spread of, and governmental responses taken with respect to, health epidemics such as the COVID-19.

●	Scrutiny by stakeholders with respect to responsible gaming and ethical conduct.

●	Our ability to achieve profitability and growth in the newly-developed market for online lottery games.

●	Our inability to profitably expand into new markets or capitalize on new gaming and lottery industry trends and changes, such as by developing successful new product offerings.

●	The effectiveness of our marketing efforts in developing and maintaining our brand and reputation.

●	Failure to offer high-quality user support.

●	Adverse impacts to user relationships resulting from disruptions to our information technology.

●	The vulnerability of our information systems to cyberattacks and disruptions caused with respect thereto, including an inability to securely maintain personal and other proprietary user information.

ii

●	Our inability to adapt to changes or updates in the Internet, mobile or personal devices, or new technology platforms or network infrastructures.

●	The exposure of our online infrastructure to risks relating to new and untested distributed ledger technology.

●	Our inability to comply with complex, ever-changing and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming and lottery industries.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or software component products for our gaming platforms, product offerings and the processing of user payments and withdrawals.

●	Our inability to maintain successful relationships and/or agreements with lottery organizations and other third-party marketing or service provider affiliates.

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations required for the operation of our business.

●	The effectiveness of our transition and compliance with the regulatory and other requirements of being a newly public company.

●	Operational risks including those arising from factors impacting the international supply chain.

●	Limited liquidity and trading of our securities.

●	Other factors described in this Annual Report under the heading “Item 1A. Risk Factors.”

The risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Annual Report describe additional factors that could adversely affect the business, financial condition or results of operations of Lottery.com. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to Lottery.com or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Lottery.com undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iii

PART I

Item 1. Business.

Our Company

Overview

We were originally formed as a Delaware corporation on March 17, 2016, for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On October 29, 2021, we consummated a business combination (the “Business Combination”) with AutoLotto, Inc. (“AutoLotto”). Following the closing of the Business Combination (the “Closing”) we changed our name from “Trident Acquisitions Corp.” to “Lottery.com Inc.” and the business of AutoLotto became our business. Tony DiMatteo and Matt Clemenson, the co-founders of AutoLotto, continue to lead our Company as Chief Executive Officer and Chief Revenue Officer, respectively.

We are a leading provider of domestic and international lottery products and services. As an independent third-party lottery game service, we offer a platform that we architected, developed, and operate to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad (the “Platform”). Our revenue generating activities consist of (i) offering the Platform via our Lottery.com app and our websites to users located in the U.S. and international jurisdictions where the sale of lottery games is legal and our services are enabled for the remote purchase of sanctioned lottery games (our “B2C Platform”); (ii) selling credits (“LotteryLink Credits”) that can be exchanged for flexible promotion packages that include our marketing collateral, prepaid advertising, development services, account management, and prepaid lottery games for use in promotions to our third-party master affiliate marketing partners for use by them and by their sub-affiliates in undertaking affiliate marketing activities and promoting our B2C Platform (“LotteryLink”); (iii) offering an internally developed, created, and operated business-to-business application programming interface (“API”) of the Platform to enable our commercial partners, in permitted U.S. and international jurisdictions, to purchase certain legally operated lottery games from us and to resell them to users located within their respective jurisdictions (“B2B API”); and (iv) delivering global lottery data, such as winning numbers and results, and subscriptions to data sets of our proprietary, anonymized transaction data pursuant to multi-year contracts to commercial digital subscribers (“Data Service”).

We currently derive substantially all of our revenue from service fees paid to us by users of our B2C Platform, the sale of our LotteryLink Credits, revenue share arrangements with commercial partners participating in our B2B API, and subscription fees from users of our Data Service. We intend to pursue growth through the implementation of new products and features within our B2C Platform services, expansion of our B2C Platform offering into new domestic and international jurisdictions, expansion of our LotteryLink program and the sale of additional LotteryLink Credits, entry into additional agreements with new commercial partners for our B2B API, execution of strategic acquisitions and other synergistic opportunities, including gaining access to complementary and new technology through such acquisitions, and investment in and development of new technology, and enhancement of our existing technology in each of our business lines, including distributed ledger technology. In December 2021, we finalized the acquisition of the domain name https://sports.com and are exploring opportunities for the intended strategic entry into legal sports gaming verticals, which may include the distribution of sports lottery games. We also expect to grow our brand and commitment to social awareness through our affiliation with WinTogether, a registered 501(c)(3) charitable trust (“WinTogether”).

As a provider of lottery products and services we are required to comply with, and our business is subject to, regulation in each jurisdiction in which we offer or market our B2C Platform, or a commercial partner offers users access to lottery games through the B2B API. In addition, we must also comply with the requirements of federal and other domestic and foreign regulatory bodies and governmental authorities in jurisdictions in which we operate or with authority over our business. For example, currently, in the U.S., users of our B2C Platform are required to be physically located, at the time of purchase, in the state or jurisdiction of the lottery authority offering the lottery game that they purchase on our Platform. We verify their location through geofencing technology integrated into our Platform. A user physically located in one U.S. jurisdiction may not purchase a lottery game sold by a lottery authority in another U.S. jurisdiction. Internationally, we operate our B2C Platform in jurisdictions in which such service is lawful through commercial agreements with operators who have obtained approvals from the relevant government regulators, if and as required, and users may only access lottery games if they are physically located in the jurisdiction of the commercial partner at the time of purchase, as verified by geofencing technology. Our business is additionally subject to multiple other domestic and international laws, including those relating to the transmission of information, privacy, security, data retention, and other consumer focused laws, and, as such, may be impacted by changes in such laws or changes in how such laws are interpreted. For more information, see “Item 1. Business — Regulation and Compliance” below.

B2C Platform

Our B2C Platform operates independently from any lottery authority, operator, or other provider of lottery games and enables users to purchase draw lottery games remotely from a mobile device or computer. As of December 31, 2021, our B2C Platform was available to users in 12 U.S. jurisdictions and multiple international jurisdictions.

To use our B2C Platform, a user must first create an account and respond to several compliance questions to confirm they are eligible to play. The requirements are designed to be a low friction experience for the user. Once they complete the registration process, a user can begin playing the draw lottery games offered in their jurisdiction, including choosing the number of plays, and whether to select their own numbers or to play randomly selected draw numbers. Following the completion of payment, the purchase is immediately confirmed, and the user receives a digital representation of their draw lottery game in their app or web-based account, including confirmation of their draw numbers. The confirmation is not delayed by our subsequent acquisition of the physical lottery game from the lottery authority. At this point, we fulfill the purchase of the physical lottery game ticket by either employing couriers to directly acquire the draw lottery game ticket from brick-and-mortar retailers for delivery to us, or by utilizing electronic lottery terminals licensed by us (or by our affiliates or retail partners, as applicable) from the relevant lottery authority pursuant to official retail lottery licenses issued by such lottery authorities. As described in further detail below, in either event, prior to the applicable draw, we securely hold the physical lottery game ticket on the user’s behalf.

If a user elects to play randomly selected draw numbers, such draw numbers are immediately assigned by us and not by the lottery authority, to ensure that the user receives immediate confirmation of their actual lottery game, without the delay that would otherwise be necessitated if the random draw numbers were assigned by the lottery authority. To generate these numbers, we deploy a pseudo random number generator (“pRNG”), being an algorithm that uses mathematical formulas to produce sequences of random numbers. We rely on the Cryptographic Module Validation Program to validate the cryptographic modules of its pRNG. The Cryptographic Module Validation Program is a joint effort between the National Institute of Standards and Technology under the Department of Commerce and the Canadian Centre for Cyber Security, a branch of the Communications Security Establishment, to promote the use of validated cryptographic modules and to validate cryptographic modules to Federal Information Processing Standard 140-2 and 140-3, as tested by third party laboratories. The use of the validated pRNG ensures that the randomly selected draw numbers are truly random.

Whether selected by the user or at random, the user’s draw lottery game numbers are securely retained in the Platform and queued for fulfillment by us with the lottery authority via the electronic lottery terminals or deployment of couriers. The original draw lottery game tickets are generally considered “bearer instruments” under relevant law, meaning that the individual that holds, or “bears”, the lottery game ticket, or “instrument”, is deemed the owner, as there is no other process to prove or designate ownership, and accordingly, their safe keeping on behalf of the user is of the utmost importance. We secure the original draw lottery game tickets in our physical, restricted entry safes; the original draw lottery game tickets do not leave the jurisdiction of original sale and are physically delivered to a user only for the claims and redemption process. We monitor all lottery games that our users play and automatically notify a user by push notification and/or email if they are a winner.

For a user who wins a prize less than $600, subject to applicable laws in each jurisdiction, we are able to instantly deposit the prize amount into the user’s account and subsequently redeem the winning lottery game ticket on behalf of the user. In accordance with Federal tax reporting requirements, for a user who wins a prize of $600 or more, we provide the user with the original lottery game ticket for their direct claim and redemption. Unless otherwise required by law, we charge a service fee on all lottery games purchased on our B2C Platform but do not take a commission from our user’s prizes.

We currently hold a retail lottery license issued by the Texas Lottery Commission.

For more information, see “Item 1. Business — Our Services — B2C Platform.”

LotteryLink

In the third quarter of 2021, the Company launched its affiliate marketing program, which it has branded LotteryLink.

In general, affiliate marketing is a cost-effective advertising model in which a B2C vendor compensates independent third-party marketers for successfully generating new consumers to the B2C vendor’s online platforms and converting them to users. The independent third-party marketers are referred to as “Affiliates”; the Affiliate with the direct relationship with the B2C vendor is referred to as the “Master Affiliate” and any Affiliates that only have a direct relationship with the Master Affiliate, and not directly with the B2C vendor, are referred to as “Sub-Affiliates”. In an effort to ensure that their products reach a broad array of potential customers, B2C vendors work directly and indirectly with Affiliates across multiple industries and marketing channels who undertake promotional and marketing initiatives and activities to direct consumers to our B2C Platform. The B2C vendor pays the Affiliates a commission to incentivize their promotional activities. Affiliates purchase promotional materials from the B2C vendor for such promotional activities and are otherwise generally limited in the type and scope of marketing materials and collateral that they may use in their promotional activities.

As part of LotteryLink, we pay each of our Affiliates a percentage of the revenues derived from each new customer they refer to us and, if such customer is located in a jurisdiction in which they may lawfully use our B2C Platform, is converted to a user. These commissions are paid for a contractually specified duration of such user’s activity on the B2C Platform.

In support of their promotional activities, our Master Affiliates purchase credits, referred to as a LotteryLink Credit, from the Company that can be redeemed for flexible promotion packages, consisting of marketing collateral, prepaid advertising, development services, account management, and prepaid lottery games that can be used in promotions. The Company may introduce additional redemption opportunities for LotteryLink Credits in the future. A Master Affiliate may allocate its LotteryLink Credits to its Sub-Affiliates for such Sub-Affiliate’s redemption from the Company. The LotteryLink Credits are intended to help our Affiliates reach new customers and convert such customers to users of our B2C Platform.

B2B API

Our B2B API provides a secure distribution interface through which our authorized third-party omni-channel and multi-product commercial partners acquire access through our Platform to certain legally operated lottery games by integrating our B2B API into their existing back-office functionality and user facing websites and applications to enable our commercial partners to purchase such draw lottery games from us for resale to users within their permitted jurisdictions. Our B2B API is enabled in the U.S. and internationally.

Each time a commercial partner, on behalf of a user, requests a play from us via the B2B API, such commercial partner acquires the rights to the number of requested plays, and is provided with either pre-selected numbers as requested by the commercial partner’s user, or is randomly assigned numbers by the pRNG that is communicated via the B2B API to the commercial partner. In either event, the commercial partner automatically receives a digital representation of the purchased draw lottery games, including draw numbers, without delay for the subsequent acquisition of the physical lottery game by us.

We fulfill the acquisition of the draw lottery games by utilizing the electronic lottery terminals installed in our, or our affiliate’s or retail partner’s locations under the authority of the applicable lottery authority pursuant to official retail licenses from such lottery authorities. The original lottery game tickets are securely stored by us in physical, restricted entry safes located in the jurisdiction of original sale. The original lottery game ticket does not leave the jurisdiction of original sale and is only physically delivered to a winning user if and when such user is required to present such original lottery game ticket for the claims and redemption process. Neither we nor our commercial partners ever take a commission from our users’ prizes. Our commercial partners charge a service fee and, in international jurisdictions, a mark-up, on their purchase price of the lottery game to their users. We receive a share of our commercial partners’ revenue on each lottery game purchased.

For more information, see “Item 1. Business — Our Services — B2B API.”

Data Service

We deliver daily results of domestic and international lottery games from more than 40 countries to over 400 digital publishers and media organizations, pulled from real time primary source data. In some instances, we charge a subscription fee or per-record fee to use our Data Service, and in other instances, the Data Service is included within a bundle of other provided services, such as affiliate marketing agreements. We additionally rely on this information to make winning lottery numbers and results for all U.S. in-state and multi-state games available through our websites, apps, and APIs. We additionally enter into commercial agreements pursuant to which in consideration of pre-paid fees we provide data sets of our proprietary, anonymized transaction data pursuant to multi-year contracts and in accordance with the requirements of our Terms of Service.

For more information, see “Item 1. Business — Our Services — Data Service.”

The WinTogether Platform

We are affiliated with WinTogether, which supports charitable, educational, and scientific causes. We operate https://wintogether.org (the “WinTogether Platform”) on behalf of WinTogether, which offers sweepstakes that support charitable causes selected by the trustees of WinTogether and incentivizes participants to donate to those chosen causes by entering donors into sweepstakes for the chance to win cash prizes, luxury items, and exceptional experiences. In exchange for operating the WinTogether Platform and the sweepstakes on behalf of WinTogether, we receive a fee from the gross donations from each sweepstakes. While the revenue received from our services relating to the WinTogether Platform are currently nominal, we believe that this may be a scalable source of revenue in the future, as well as a mechanism to increase our brand reputation and recognition by sweepstake participants, which could result in the acquisition and monetization of new users to our B2C Platform.

For more information, see “Item 1. Business — Our Services — The WinTogether Platform.”

Our Industry

Lottery Market Size

According to the World Lottery Association, in 2020, the global lottery game market was valued at $318 billion in worldwide gross sales in 2020, and global Gross Gaming Revenue (“GGR”), or the difference between gross sales and the amount paid out in winnings, totaled $105 billion. Technavio, a market research company, forecasted the global lottery market to grow to more than $550 billion in worldwide gross sales in 2025. Historically, governmental agencies have operated lotteries under a mandate to generate funds to support or fund social causes from the net proceeds from such lotteries. The social causes may include educational initiatives, cultural undertakings, sports and leisure, and other social or environmental causes. Alternatively, the net proceeds from lotteries may be directed to governmental treasuries for general disbursement. According to the World Lottery Association, the total amount of money that global lottery members of the World Lottery Association paid a total of $84.3 billion to social causes and to governmental treasuries in 2020. This amount represents 26.6 cents for every dollar of sales.

Lottery Market Segmentation

The global lottery game market is generally divided into three main categories of products (i) draw, or terminal-based, games; (ii) instant win, or “scratcher” games; and (iii) sports lottery games. In addition to the three main categories, the regulatory authorities that license lottery games may also offer other forms of games of chance and casino-style games.

Draw Games

Draw, or terminal-based, games are the oldest and most common forms of lottery games. Some of the popular domestic and international draw games include Mega Millions®, Powerball®, Il Gioco del Lotto®, elGordo®, Euro Jackpot®, and €uro-Millions®. In the U.S., prices for such draw games typically begin at $1 per game and additional options, including bonus plays, extra draws, and second chance draws, are generally available for an additional cost.

When a player plays a draw game, they acquire a set of numbers, letters, symbols, or a combination thereof; the goal is to match those numbers, letters, and symbols to those drawn by the lottery authority on a specified date and time. Depending on the rules of the draw game, the numbers, letters, and symbols may be designated by the player or selected by a random number generator. Draw games are sold by officially licensed retailers with valid agreements with the applicable lottery authority and transacted through electronic terminals installed by such lottery authority for the purpose of selling the lottery game and printing the lottery game ticket, validating sold lottery game tickets, and performing other administrative functions.

Draw games have historically been purchased in person directly from traditional licensed brick-and-mortar retail locations, such as convenience stores, tabletop games retailers, or gas stations. According to Technavio, purchases from these retailers contributed over 93.7% to the overall draw game lottery market in 2019, and 93.3% in 2020. These retailers process the transaction via the electronic terminals and provide the player with bearer documentation evidencing their purchase. Alternatively, in jurisdictions in which online lottery game sales — or iLottery — is legal, the player may alternatively complete the entire transaction remotely from their mobile device or computer (“Online Lottery”). Online Lottery requires state legislative and regulatory approval for the account funding, acquisition, and play of lottery games to be managed online, without the requirement to physically be in or near a brick-and-mortar retail seller of lottery games. For more information, see “Item 1. Business — Our Industry — Global Market Trends.”

According to industry forecasts by Technavio, sales of draw lottery games comprised 54.5% of the overall global lottery market in 2020 and are anticipated to grow at approximately 9.0% CAGR between 2020 and 2025, forecasting an increase of approximately 54% in worldwide legal gross sales, from $194 billion in worldwide legal gross sales in 2020 to nearly $300 billion in worldwide legal gross sales in 2025. In the U.S., draw lottery games are offered in all 46 states and 3 territories in which lottery games are legal.

Instant Win Games

Instant win, or “scratch” lottery games are designed to be quick and easy to play. These games have the numbers, letters, symbols, or a combination thereof concealed on a scratch card. To play, the player removes or scratches off the covering to instantly reveal their winning status. Games are often thematically linked to popular interests, such as sporting events, specific board games, or other specialized interests or activities. Popular titles include Crossword Connect®, Deuces Wild®, and Monopoly Millionaires’ Club®. In the U.S., prices for scratch lottery games typically range from $1 to as much as $50 per scratch card. Scratch lottery games are sold by licensed retail outlets and are additionally available for online play in jurisdictions that authorize Online Lottery. Online scratch lottery games typically have all the elements of a physical scratch lottery game, but in digitized form, and often with additional visual and entertainment elements.

The market for this game-type has experienced growth attributed to the relatively low retail price of scratch lottery games and the opportunity to instantly win prizes. Sales of scratch lottery games comprised 26.6% of the overall global lottery market in 2020; according to industry forecasts by Technavio, the scratch lottery games market is expected to increase approximately 58%, from $95 billion in worldwide legal gross sales in 2020 to $150 billion in worldwide legal gross sales in 2025. In the U.S., scratch games are offered in all but two jurisdictions — North Dakota and Wyoming — in which lottery games are legal.

According to Eilers & Krejcik, a global gaming industry research firm, in the U.S., in 2021, instant ticket sales increased to $17.5 billion, or by 9%, as compared to 2020, due to a unique combination of strong discretionary income growth from real wage growth and U.S. federal and state income support, relatively restricted competing entertainment and gaming options, and stable growth trends leading into the COVID-19 pandemic.

We are not currently engaged in the deployment of scratch lottery games through the B2C Platform.

Sports Lotteries

Sports lotteries are a variant of pari-mutuel betting, in which users pay a fixed price to select a sporting event’s outcome and the users with the most accurate prediction of such outcome win prizes.

Sales of sports lottery games comprised 18.9% of the overall global lottery market in 2020; according to industry forecasts by Technavio, the sports lotteries market is expected to increase approximately 51%, from $67 billion in worldwide legal gross sales in 2020 to $101 billion in worldwide legal gross sales in 2025.

We are not currently engaged in the deployment of sports lottery games. In December 2021, we finalized the acquisition of https://sports.com and are exploring opportunities for the intended strategic entry into legal sports gaming verticals, which may include the distribution of sports lottery games.

Geographic Distribution

Legalized lottery products are operated by national, state, provincial, or municipal governmental authorities and their licensees in more than 100 countries under separate, regulated regimes. In North America, in-state and multi-state sanctioned lottery products are offered in 46 U.S. states and 3 U.S. jurisdictions, including the District of Columbia, Puerto Rico, and the U.S. Virgin Islands, as well as every Canadian province and Mexico.

Lotteries have varying degrees of governmental and regulatory acceptance across the globe, with certain countries, states, provinces, territories or even municipalities prohibiting lotteries, and other jurisdictions endorsing all or only certain forms of lotteries at the national or state, provincial, territorial, or municipal level. According to Technavio, in 2020, the Asia-Pacific region comprised 37.1% market share of all lottery sales, Europe comprised 31.9%, the Middle East and Africa region comprised 3.4%, South America comprised 2.3%, and North America comprised more than 25% market share of all lottery sales. Lottery sales include all forms of lottery games, including draw, scratch, and sports lottery games, as well as revenues from the sale, lease or license of lottery systems, terminals, or vending machines.

In the U.S., the Multi-State Lottery Association (“MUSL”) is a non-profit association owned and operated by its U.S. state and territory member lottery associations that, amongst other activities, assists its members in the development and issuance of multi-jurisdictional draw and scratch lottery games, including Powerball®, MegaMillions® and Monopoly Millionaires’ Club®. MUSL games are multi-jurisdictional — or “multi-state” — meaning one type of lottery game may be offered for play in multiple jurisdictions, subject to the applicable laws and regulations of each such jurisdiction, as opposed to in-state games, which are games developed for play by a state lottery authority within its jurisdiction.

According to Eilers & Krejcik, in 2021, total U.S. lottery sales increased to $106 billion, or by 17%, as compared to 2020, reflecting the largest amount on record as a result of record sales of both instant ticket and draw-based sales. In 2021, in the U.S., instant ticket sales increased 13% from 2020 to $72 billion, and draw-based sales increased by 24% to $33 billion as compared to 2020. These sales increases built on an already impressive year for lottery sales during 2020, when spending on lottery games increased by 11% from 2019. Whereas the 10-year average annual growth rate on lottery game spending between 2010 and 2019 was approximately 4%, the average annual lottery spending grew by approximately 14% between 2019 and 2021.

In addition, Eilers & Krejcik reported that, as of February 2022, 38% of adults in the U.S. have access to operational online sports lottery betting. The U.S. total sports betting market, excluding tribal sports betting markets but including sports lottery betting, had total gross sales of $57.7 billion in 2021, which represents an increase of 167% from 2020. Total sports betting GGR in 2021 was $4.3 billion, or an increase of 178%, as compared to 2020. Total sports betting gross hold percentage, or the amount of total sales that are not paid out in winnings, was 7.5% in 2021 as compared to 7.2% in 2020. Online sports lottery betting accounted for 87% of total sports betting gross sales and 83% of GGR in 2021, as compared to 80% and 73%, respectively, in 2020.

Global Market Trends

Many national, state, provincial, territorial, and municipal governments rely on revenues from the sale of lottery games for a significant source of public program funding, including recreational programs, educational programs, and environmental efforts. When under revenue pressure due to factors that may include increased expenses, decreased access to general revenues, and other impacts to annual budgets and tax revenues, including events such as the impact of the COVID-19 pandemic, these entities often look to revenue from gaming, including lottery game sales, as a continued and potentially increased revenue opportunity for governmental authorities.

Traditionally, lottery games have only been sold by government licensees at brick-and-mortar facilities, such as convenience stores, grocery stores, and small retailers, which restricted players’ ability to purchase lottery games to those times when they were physically within the retailer’s licensed location, and accordingly potentially restricted a player’s opportunities to play and the governmental authority’s lottery derived revenues. However, as of December 31, 2021, Online Lottery had been authorized under regulations in 15 jurisdictions, being Arizona, Connecticut, Georgia, Illinois, Kentucky, Michigan, New Hampshire, New York, North Carolina, North Dakota, Pennsylvania, Rhode Island, South Dakota, Virginia, and the District of Columbia. Access to in-state or multi-state draw games are available in all of these jurisdictions. Online versions of instant win, or “scratcher” tickets are authorized in eight of these jurisdictions. In New York and Virginia, Online Lottery is available, but only through subscriptions in which a player must subscribe for automatic purchase of games on a recurring basis for multiple weeks of play.

According to Eilers & Krejcik Gaming, in 2021, Online Lottery gross sales in the U.S. increased more than 28% year-on-year to $5.1 billion, due to improved same-store sales growth across most U.S. states and incremental growth from new jurisdictions that introduced Online Lotteries. In 2021, Online Lotteries represented approximately 5% of total U.S. lottery game sales.

In jurisdictions in the U.S. in which Online Lottery is legal, a player is required to undergo account verification requirements and to transfer funds from their payment provider or linked bank account to their account, and then can only play the games that are available. There is typically a minimum amount of funds that must be transferred to the player’s account, regardless of the amount that the player wishes to play. The player must have an account with each lottery authority to play in that lottery authority’s jurisdiction. Winning players may be notified by either an email or a push notification or both and, to the extent permitted by law and in accordance with Federal reporting requirements, receive redemption of prizes less than $600 directly to their accounts.

The States of New York and New Jersey have introduced a licensed lottery courier program to register lottery couriers within such jurisdictions and govern the operation of lottery couriers’ activities, regulated by the New York State Gaming Commission and the New Jersey Lottery Commission, respectively. They are the only two jurisdictions with such privileged licensing regimes and we are not aware of any other jurisdiction introducing a similar program. While such licensing creates an additional financial burden as well as a potential timing delay in advancing operations in those jurisdictions, upon receipt of licensure, it provides certainty to the ability to operate in such jurisdiction. The Company intends to apply for a lottery courier license in each of New York and New Jersey in 2022.

Our Services

B2C Platform

Our Platform, which deploys distributed ledger technology to ensure data security, provides registered B2C Platform users with the ability to purchase in-state and multi-state lottery draw games directly via a mobile device or computer, to securely maintain their acquired lottery game ticket(s), to obtain comprehensive multi-jurisdiction lottery result information, and, to the extent allowed by applicable law, to automatically redeem a winning lottery game of less than $600. The mobile application is offered for mobile devices that operate under iOS and Android and can be downloaded for free from the Apple App Store and Google Play stores, respectively, and other mobile download sites. We publish material updates of our mobile applications on an ongoing basis to provide new functionality and upgraded performance. In addition to our mobile application, we offer our https://play.lottery.com site to users located within authorized and enabled U.S. and international jurisdictions for the remote purchase of lottery games in permitted jurisdictions, and additionally maintain our https://lottery.com site to support a variety of general functions and information delivery.

We offer our B2C Platform to users located in California, Colorado, Georgia, Michigan, Minnesota, New Hampshire, Ohio, Oregon, Pennsylvania, Texas, Washington, and the District of Columbia. We anticipate being able to offer this service in up to five additional jurisdictions by the end of 2022, subject to regulatory approval in certain jurisdictions in which it is required. Additionally, our B2C Platform is available to users in international jurisdictions.

To register on our B2C Platform and purchase a lottery game, a user must create an account, be the greater of 18 years old or the age of majority in the jurisdiction in which they are situated, and be physically located within such jurisdiction, as verified by internally and externally deployed geofencing technology. Individuals that are not physically located within one of the jurisdictions where our services are offered, as verified by geofencing technology, are not permitted to register to purchase a lottery game. In the U.S., a user may only purchase tickets offered by the lottery authority of the jurisdiction in which such user is situated.

Our registration and user interfaces are designed to be easy to use and provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds. Purchases may be completed on our B2C Platform in the U.S. by use of major credit cards, linked financial institution accounts, other enabled payment providers, or credits from past winnings, and internationally by use of certain major credit cards or credits from past winnings.

In accordance with the terms of our Responsible Gaming Policy, users are limited to purchasing up to 50 lottery games per game. For more information, see “Item 1. Business — Regulation and Compliance — Responsible and Underage Gaming.”

Once a user of our B2C Platform has created an account and completed several required, simple compliance requirements, they select the draw lottery game they would like to play, whether they would select their own numbers or play randomly selected draw numbers, the number of games they would like to play, and complete the payment processing requirements, following which the acquisition is immediately confirmed and the user receives a digital representation of their draw lottery game, including their draw numbers, in their app or web-based account, without delay for our acquisition of the physical lottery game. If a user elects to play randomly selected draw numbers, such draw numbers are immediately assigned by our pRNG.

The user’s random or pre-selected lottery game numbers are retained in the Platform and queued for fulfillment by us. We fulfill the acquisition of draw lottery games by either employing couriers that directly acquire the draw lottery games from brick-and-mortar retailers, or by leveraging electronic lottery terminals installed under the authority of the applicable lottery authority pursuant to a retail license received by us or a commercial partner, which process lottery game sales in bulk, daily, for us.

The original draw lottery game tickets are considered bearer instruments and, accordingly, their safekeeping is of the utmost importance. We store and safeguard original draw lottery game tickets in physical, restricted entry safes; they do not leave the jurisdiction of their original sale and are only physically delivered to a user, if required, for the claims and redemption process. Unlike purchases from traditional brick-and-mortar lottery retailers, in which lottery game tickets are susceptible to being lost, damaged, stolen or — as a bearer instrument — claimed by a person other than the purchaser, lottery games purchased through our B2C Platform are securely maintained and linked to the user using rigorous technical requirements. The importance of this safekeeping cannot be understated. In 2021, a winner of a $26 million dollar California Lottery prize advised that they destroyed the winning draw lottery game ticket in the laundry; according to California Lottery officials, if someone loses a ticket, they must provide evidence of ownership, such as a photograph or digital representation of the front and back of the ticket, otherwise their claim will fail. Our Platform, with its secure maintenance of the original lottery ticket, which safeguards against destruction, loss or theft, is designed to prevent events such as this.

We monitor all lottery games that our users play and automatically notify a user by push notification and email if they are a winner. We monitor all draws and notify users via the app or their web-based account of winning lottery games. In the event a user wins a prize in an amount that is less than $600, subject to applicable laws in each jurisdiction, we are able to distribute a payout of the prize amount to the user’s account immediately following public announcement of the draw, which funds may then be deployed by the user to purchase additional lottery games or be transferred by the user from their account to their linked financial institution. We then redeem the winning game from the lottery authority on the user’s behalf. In the event that a user wins a prize of $600 or more, we provide the user their original lottery game ticket for their direct claim and redemption directly from the lottery authority. Under federal U.S. law, lottery prizes of $600 or more are subject to certain federal and applicable tax withholdings as reported on a Form W-2G, and the residency of the prize winner must be reported on federal and applicable state income tax returns, which is the basis for the prizes over this threshold being collected directly from the lottery authority.

We do not take any portion of a user’s winnings. Our revenue is the retail value of the acquired lottery game and the service fee charged to the user, which we impose on each lottery game purchased from our B2C Platform. The amount of the service fee is based upon several factors, including the retail value of the lottery game purchased by a user, the number of lottery games purchased by a user, and whether such user is located within the U.S. or internationally.

Currently, in the U.S., the minimum service fee is $0.50 for the purchase of a $1 lottery game and $1 for the purchase of a $2 lottery game; the service fee for additional lottery games purchased in the same transaction is 6% of the face value of all lottery games purchased. For example, the service fee for the purchase of five $2 tickets is $1.60, being the $1 base service fee, plus 6% of the aggregate value of the face value of all lottery games purchased. In 2021, our domestic B2C Platform users purchased an average of 3.9 lottery games per transaction at an average service fee of $0.37 per lottery game. In 2021, we had an average gross profit per domestic B2C Platform user of approximately $26.64. We did not incur any expenses on digital marketing in 2021. In 2020, the average customer acquisition cost was $4.01 per new user. Our average customer acquisition costs per new user include digital marketing costs but exclude non-digital marketing costs and any new users who are referred to us by an Affiliate. Between 2020 and 2021, we had a year-over-year retention rate of domestic B2C Platform users of 72%, excluding any users acquired from an Affiliate or the API, which resulted in an average lifetime user value of $95.14, which was calculated as the quotient of the average gross profit per user divided by the difference of one less the retention rate.

Internationally, we impose a mark-up on the cost imposed on the sale of each lottery game together with a service fee charged to the user. In 2021, our international B2C Platform users purchased an average of 2.1 lottery games per transaction at an average service fee of $2.30 per lottery game. We typically charge a higher service fee on lottery games in our international jurisdictions, and, as a result, in 2021, the annual gross profit on these sales was 97% higher as compared to domestic sales. In 2021, our average gross profit per international user of our B2C Platform was $31.77. The Company did not incur any expenses on digital marketing in 2021, and accordingly the average customer acquisition cost during 2021 remained $4.26 per new user, unchanged from 2020. The year-over-year retention rate on the B2C Platform was slightly lower internationally, at 69%, resulting in a user lifetime value of $102.48. Although revenues from our international jurisdictions currently comprise approximately 10% of our total revenues in 2021, we are focused on the growth of this business organically and through the pursuit of strategic acquisitions and other synergistic opportunities.

In 2021, we delivered approximately 2.6 million lottery games to users of our B2C Platform worldwide, our B2C Platform hosted approximately 37,000 daily average users, including approximately 11,000 daily average repeat users.

LotteryLink

Our success relies, in part, on our ability to attract new customers to our B2C Platform and convert such customers to ongoing users of the B2C Platform. To further this objective, in the third quarter of 2021, we launched our global affiliate marketing program, LotteryLink.

In general, affiliate marketing is a cost-effective advertising model in which a B2C vendor compensates independent third-party marketers for successfully generating new consumers to the B2C vendor’s online platforms and converting them to users. The independent third-party marketers are referred to as “Affiliates”; the Affiliate with the direct relationship with the B2C vendor is referred to as the “Master Affiliate” and any Affiliates that only have a direct relationship with the Master Affiliate, and not directly with the B2C vendor, are referred to as “Sub-Affiliates”. In an effort to ensure that their products reach a broad array of potential customers, B2C vendors work directly and indirectly with Affiliates across multiple industries and marketing channels who undertake promotional and marketing initiatives and activities to direct consumers to our B2C Platform. The B2C vendor pays the Affiliates a commission to incentivize their promotional activities. Affiliates purchase promotional materials from the B2C vendor for such promotional activities and are otherwise generally limited in the type and scope of marketing materials and collateral that they may use in their promotional activities.

As part of LotteryLink, we pay each of our Affiliates a percentage of the revenues derived from each new customer they refer to us and, if such customer is located in a jurisdiction in which they may lawfully use our B2C Platform, is converted to a user. These commissions are paid for a contractually specified duration of such user’s activity on the B2C Platform.

In support of their promotional activities, our Master Affiliates purchase credits, referred to as a LotteryLink Credit, from the Company that can be redeemed for flexible promotion packages, consisting of marketing collateral, prepaid advertising, development services, account management, and prepaid lottery games that can be used in promotions. The Company may introduce additional redemption opportunities for LotteryLink Credits in the future. A Master Affiliate may allocate its LotteryLink Credits to its Sub-Affiliates for such Sub-Affiliate’s redemption from the Company. The LotteryLink Credits are intended to help our Affiliates reach new customers and convert such customers to users of our B2C Platform.

As of March 28, 2022, we had an agreement with one Master Affiliate.

B2B API

In 2019, we made our Platform available to third-party commercial partners through our B2B API, which provides a secure distribution interface between us and authorized, regulated, third-party commercial partners for the acquisition of authorized lottery games from us and resale of such lottery draw games within their regulated and authorized jurisdictions. Our B2B API is enabled in the U.S. and internationally.

Through this indirect distribution model, third-party omni-channel and multi-product regulated commercial partners sell authorized lottery games in permitted jurisdictions by inclusion of the B2B API on their existing back-office functionality and user facing websites and applications, which enables their acquisition from us and subsequent resale to users of authorized lottery games. Acquisition of lottery games is fulfilled directly via the B2B API. The commercial partner is responsible for purchaser verification, payment processing, and delivery of the digital representation of the draw lottery game to the end-user, and we are responsible for lottery game ticket fulfillment, certain regulatory and compliance functions, and the claims and redemption process. The bearer instruments evidencing lottery games sold through the B2B API are securely stored by us in restricted access safes and do not leave the jurisdiction of their original sale. They are not delivered to the commercial partner and if delivery to the user is required, such user is required to travel to the jurisdiction of issuance for possession.

Neither we nor our commercial partners take a portion of a user’s winnings. Together with our third-party commercial partner, we agree on the amount of the mark-up on the cost to be imposed on the sale of each lottery game purchased through the B2B API, if any, together with a service fee to be charged to the user. We receive up to 50% of the net revenues from such mark-up and service fee pursuant to our commercial agreement with each commercial partner. In the U.S., our commercial partners do not charge a mark-up; our average gross revenue generated by a lottery game sale by a commercial partner in 2021 was $2.59. With respect to our international (non-U.S.) operations our average gross revenue was $3.96. We currently do not charge our commercial partners a fee for the use of the B2B API.

In 2021, we had agreements to acquire and sell lottery games through the B2B API with three international third-party commercial partners, including a French betting solution, and one U.S. third-party commercial partner, which operates a proprietary mobile wallet for use at traditionally coin-operated machines, such as arcade games, vending machines, and laundry machines, which enabled our offerings on its mobile application. Collectively, these agreements provided us with access to over 420,000 unique points of sale for users to acquire lottery games from via our B2B API.

In 2021, we delivered over 333,485 lottery games to end users of our B2B API, worldwide.

Data Services

In 2018, we acquired TinBu, LLC (“TinBu”), a digital publisher and provider of lottery data results, jackpots, results, and other data, as a wholly-owned subsidiary. Through TinBu, our Data Service delivers daily results of over 800 domestic and international lottery games from more than 40 countries, including the U.S., Canada, and the United Kingdom, to over 400 digital publishers and media organizations.

Our technology pulls real time primary source data, and, in some instances, we acquire data from dedicated data feeds from the lottery authorities. Our data is constantly monitored to ensure accuracy and timely delivery. We are not required to obtain licenses or approvals from the lottery authorities to pull this primary source data or to acquire the data from such dedicated feeds. Commercial acquirers of our Data Service pay a subscription for access to the Data Service and, for acquisition of certain large data sets, an additional per record fee.

We additionally enter into multi-year contracts pursuant to which we sell proprietary, anonymized transaction data pursuant to multi-year agreements and in accordance with our Terms of Service in consideration of a fee and in other instances provide the Data Service within a bundle of provided services.

The WinTogether Platform

We are affiliated with WinTogether, a registered 501(c)(3) charitable organization formed in April 2020, to support charitable, educational, and scientific causes. Our founders formed WinTogether and our Chief Executive Officer and President continue to act as Trustees. We operate the WinTogether Platform on behalf of WinTogether, which offers sweepstakes that support charitable causes selected by the trustees of WinTogether and incentivizes participants to donate to those causes by entering those who donate into a sweepstakes for a chance to win cash prizes, luxury items, and exceptional experiences. When a participant donates to a campaign cause on the WinTogether Platform, they are automatically entered to win a prize; the number of entries a participant receives is based on the value of their donation; provided, however, in accordance with the sweepstakes requirements of most jurisdictions and the terms of service for each sweepstakes, no purchase or donation is required for entry into the sweepstakes offered on the WinTogether Platform.

Unlike lottery games and other games of chance, participation in sweepstakes is generally permissible, subject to compliance with certain regulatory requirements, in every state within the U.S. and many international jurisdictions. Sweepstakes offered on the WinTogether Platform are open to participants within the U.S. and internationally, unless void in a jurisdiction or local law prohibits the offering or entry into a sweepstakes.

In our three campaigns that took place during 2021, WinTogether raised gross proceeds of approximately $70,000.

We are the operator and administrator of all sweepstakes on the WinTogether Platform. In consideration of our operation of the WinTogether Platform and administration of the sweepstakes, we receive a percentage of the gross donations to a campaign, from which we pay a dividend to certain holders of our Notes (as defined below) on behalf of LDC Crypto (as further described below), and all administration costs associated with the sweepstakes, including those of third-party service providers. The balance of the gross donations from each campaign are donated to the named charitable cause. In the sweepstakes we have conducted to date, the partnering charitable organization received at least 60% of gross donations.

Prior to July 2018, we issued a series of convertible promissory notes (the “Notes”), which had several conversion rights upon the occurrence of certain events, one of which was an “initial coin offering” by AutoLotto or one of its wholly owned subsidiaries that resulted in net proceeds of $20,000,000 or more (the “Notes Conversion Threshold”). In July 2018, LDC Crypto Universal Public Company PLC (“LDC Crypto”), an indirectly wholly-owned subsidiary of AutoLotto, by a combination of the conversion of the outstanding Notes and new subscriptions, issued revenue participation interests (the “Digital Securities”) in an initial offering with net proceeds in excess of the Note Conversion Threshold on an exempt private placement basis in the U.S. to U.S. persons in reliance of Rule 506 of Regulation D and outside the U.S. to non-U.S. persons in reliance of Rule 903 of Regulation S. The Digital Securities were issued pursuant to a private placement memorandum (the “PPM”), a subscription agreement and related documents and were issued as “smart contracts” ERC20-based standard digital assets. Under the PPM, LDC Crypto offered up to 285,000,000 Digital Securities to be sold at multiple closings. In February 2022, LDC Crypto and LDC WinTogether, Inc., a wholly-owned subsidiary of the Company, executed an Assignment and Assumption Agreement, whereby LDC WinTogether, Inc. assumed the liabilities and obligations of LDC Crypto, including the Digital Securities. Each Digital Security entitles its holder the right to receive as a dividend its pro rata share of 7% of the net revenues from each campaign, paid on a periodic basis by AutoLotto on behalf of LDC WinTogether, Inc.

We expect that participation in sweepstakes offered on the WinTogether Platform will continue to grow as we and WinTogether’s Trustees continue to develop WinTogether’s offerings. In addition to the benefit of the philanthropic opportunities generated by the WinTogether Platform, and notwithstanding that the revenues for our services relating to WinTogether are currently immaterial, we view WinTogether’s operation as a scalable source of revenue, as well as a mechanism to increase our brand reputation and recognition by visitors to the WinTogether Platform, as it includes a link to our mobile app and website, which may result in the acquisition and monetization of new users to the B2C Platform.

Competitive Strengths

We believe our definitional brand name, early entry in the growing Online Lottery industry, strength of our distribution ecosystem, and experienced management team collectively contribute to our success as a leading provider of products and services for the domestic and international lottery industry and strengthens our differentiation from our competitors.

Definitional Brand Name

We believe that the simplicity and definitional nature of our “Lottery.com” domain and brand names provide us with a memorable, distinctive and easily identifiable brand by our users. In 2021, approximately 9.7 million unique visitors to our web-based properties, such as https://play.lottery.com, generated 14.4 million web sessions. These web sessions were driven 47% from organic search compared to directly entered URL traffic of 38%. In 2021, our iOS and Android apps were downloaded approximately 233,000 times.

Early Entrant in Growing Mobile and Online Industry

We have offered our services via our Platform since 2016. We are one of the early market entrants in the mobile and online delivery of lottery games, which we believe offers us a significant advantage over many of our competitors, including state operated Online Lottery and third-party lottery game delivery services, and that this experience provides us with a developed understanding of consumer objectives, an existing connection to shifting demographics, and the ability to capitalize on the growth of lottery gaming in multiple jurisdictions.

We believe that consumers are demanding an improved and more entertaining experience from their lottery game products, which we believe our mobile delivery affords over Online Lottery offerings, through its engaging and modern digital experience, simplicity of design, speed of access, and utility. Additionally, as users travel from one permitted jurisdiction to another in which we offer our services, they can continue to use our same app or online functionality, rather than having to download a new app or online functionality in each state for Online Gaming, if offered, which would typically require them to pre-fund the mobile wallet of each app.

We also believe that the demographics of the traditional brick-and-mortar lottery game market are aging and have developed a maturing customer base. Online and mobile sales, however, tap into a new demographic of typically younger users more inclined to engage through these channels because of their deep adoption of mobile devices, which offers the opportunity to expand the total lottery game market by reaching into new and underserved markets. This transition may have been amplified by the accelerated user traffic to online channels resulting from the COVID-19 pandemic. In 2020, we sold approximately 1.3 million unique lottery games; in 2021, we sold approximately 2.9 million unique lottery games, representing a 123% year-over-year increase, which we attribute to in part to the shift in consumer purchasing habits to mobile and online purchases due to the COVID-19 pandemic. As an early entrant in the delivery of digitized representation of lottery games with an established and growing user base in both the U.S. and abroad, we believe we are well positioned to capitalize on this shift in consumer preference from in-store to digital purchases.

We rely on technology services to closely monitor and track amendments, additions, and impositions of regulations in all jurisdictions regarding the authorization of lottery and work to maintain effective relationships with applicable legislative and regulatory authorities in each jurisdiction in which we operate or anticipate operating in. We use this information in the development of our strategic expansion and growth framework and model, but additionally, and importantly, to create strong working relationships with the regulatory authorities in the jurisdictions in which we do business, to ensure transparent regulatory compliance and promote each jurisdiction’s objective for economic benefit through the sale of lottery games.

Strong Distribution Ecosystem

In addition to the organic growth of users of our B2C Platform and purchasers of lottery games from third-party commercial partners on our B2B API, we believe we have opportunities to increase our distribution ecosystem and create non-organic growth through existing and new affiliate marketing partners, which direct users to our B2C Platform in consideration of a percentage of the gross profits derived from users acquired as a direct result of such affiliates’ marketing efforts over a contractually determined period. We do not pay additional fees to such affiliates.

We have entered into affiliate marketing agreements with prominent media organizations and digital publishers, including AccuWeather Inc., ICARO Media Group (“ICARO”), and Coinstar, pursuant to which each organization and publisher monetizes its existing customer base and technology by marketing our business in consideration of payment of a percentage of gross profits. We intend to enter into similar agreements with other media organizations, digital publishers, and online content creators through LotteryLink.

Experienced Management Team

Our management team includes leaders and pioneers in consumer, lottery, and gaming industries.

Tony DiMatteo and Matt Clemenson, our Co-Founders and Chief Executive Officer and Chief Revenue Officer, respectively, together have been at the forefront of developing innovative online products and blockchain solutions and establishing strategic partnerships with market participants throughout their careers, including developing technology solutions at Hotwire, Inc. and LesConcierges, Inc.

Our management team additionally includes Ryan Dickinson, Chief Financial Officer and President, and Katie Lever, Chief Legal Officer and Chief Operating Officer. Each member of our leadership team draws from more than 15 years of prior experience in technology, gaming, or internet-related industries in both consumer and business-to-business product development, including leadership roles with AccuWeather, Scientific Games Corporation, and Bally Technologies. We believe our team is well-positioned to continue to deliver competitive and unique technology, while executing on a substantial expansion in domestic and international markets.

Our Growth Strategy

Our strategic objectives include increasing penetration within our existing domestic jurisdictions, expanding our operations into new domestic jurisdictions, growing our international footprint, pursuing strategic acquisitions and other synergistic opportunities, introducing new revenue generating products, and enhancing our technology infrastructure.

Increase B2C Platform Penetration in Existing Domestic Jurisdictions

As of December 31, 2021, we offered our services in 12 jurisdictions in the U.S. and directly or indirectly sold more than $7.2 million in lottery games in these jurisdictions in that year. For the year ended December 31, 2021, our domestic revenues generated from our B2C Platform and B2B API in these jurisdictions represented less than 0.1% of total sales of lottery games in the U.S. Even if we were not to undertake our planned expansion of offerings in up to five additional jurisdictions by the end of 2022, continued penetration into our existing domestic jurisdictions through a combination of organic growth and marketing activities represents a significant growth opportunity for us.

Expand B2C Platform Operations into New Domestic Jurisdictions

In the U.S., only Alabama, Hawaii, Nevada, and Utah, do not have any form of legalized lottery. There is legalized lottery in the other states and jurisdictions within the U.S., including the District of Columbia, Puerto Rico and the U.S. Virgin Islands.

By the end of 2022, we plan on completing a launch of our B2C Platform in up to five additional jurisdictions, subject to regulatory approval in those jurisdictions in which it is required. We have determined targeted jurisdictions based on a combination of factors including total addressable market, regulatory environment, legality of sports betting and ease of market entry. By the end of 2023, we intend to offer our B2C Platform in a total of 32 jurisdictions within the U.S. The balance of the jurisdictions may pose greater or prohibitive market entry challenges.

Once we launch our B2C Platform in a new domestic jurisdiction, we intend to promptly expand our marketing initiatives in that jurisdiction, which we believe is one of the most cost effective and efficient ways to increase non-organic growth. Generally, we are prohibited from directly marketing our services in those jurisdictions in which lottery is illegal or our services are prohibited, and in those jurisdictions in which both lottery and our services are legal and permitted, we focus our marketing expense on those jurisdictions in which we are currently operating or immediately intend to operate in.

Grow B2C Platform Operations in International Markets

We believe that revenue from international B2C Platform users will be instrumental to our continued success and growth. Generally, sales of lottery games in international markets are less constrained by regulation and oversight by regulatory authorities within those jurisdictions than in similar situations within the U.S.

We currently sell certain in-state and multi-state draw lottery games issued by the Texas State Lottery to users of our B2C Platform in various countries worldwide. In the future, subject to certain regulatory factors, we may sell in-state lottery games issued by other U.S. lottery authorities to international users from our B2C Platform. Subject to regulatory requirements, we intend to sell lottery games from other international markets and proprietary lottery game products from our B2C Platform to international users; accordingly, we believe that our pursuit of strategic acquisitions and the products that we intend to develop will be particularly important to our international market.

See “Item 1. Business — Our Growth Strategy — Pursue Strategic Acquisitions and Other Synergistic Opportunities” and “— Introducing New Revenue Generating Products.”

Pursue Strategic Acquisitions and Other Synergistic Opportunities

In order to reinforce our position as a leading provider of products and services for the domestic and international lottery industry, while developing opportunities in other synergistic growth oriented operations, we intend to selectively pursue strategic opportunities with businesses whose user bases, content, products, and distribution channels are competitive or complementary to our existing domestic and international B2C Platform, B2B API, Data Services and LotteryLink operations, as well as strategic opportunities with businesses that provide differentiating offerings to these operations, which we anticipate may include sports betting and real money games of chance.

For example, in June 2021, we acquired 100% of the equity of Global Gaming Enterprises, Inc., a Delaware corporation (“Global Gaming”), which holds 80% of the equity of each of Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). JuegaLotto is federally licensed by the Mexico regulatory authorities with jurisdiction over the ability to commercialize lottery games in Mexico through an authorized federal gaming portal and to commercialize games of chance in other countries throughout Latin America. Aganar has been operating in the licensed Online Lottery market in Mexico since 2007 and has certain rights to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license and additionally issues a proprietary scratch lottery game in Mexico under the brand name Capalli.

We believe that Mexico and Latin America are important strategic markets for us. As of December 31, 2020 (the date of the most recently available data), Latin America’s estimated lottery game market was approximately $9.1 billion across 26 countries and the TAM in such countries included 664 million people. We believe that the acquisition of Global Gaming and the ownership of the majority of the equity of Aganar and JuegaLotto will position us to penetrate and capitalize on this large market, which may provide us with the opportunity to offer our B2C Platform to users located within the borders of Mexico, offer certain Mexican lottery games to users outside of Mexico through both our B2C Platform and our B2B API, and leverage Aganar internal expertise in the creation and distribution of private label lottery games. We believe that the resulting synergies will increase our daily average users, repeat users, and positively impact our gross margins and net revenues.

We believe there are additional opportunities to acquire complementary and synergistic businesses that are less able to adequately achieve reasonable scale on their own as a result of internal deficiencies, including technological implementation, management expertise, or funding requirements. Many businesses that we have identified as potential acquisition candidates operate in jurisdictions with sizable TAM, such as Eastern Europe or Africa, and we believe they will favorably view the opportunity to execute a business combination with us due to factors that include our definitional brand name, growing domestic and international presence, and technological offerings.

Introducing New Revenue Generating Products

We believe our ability to retain our existing and attract new users, affiliates, partners, and data subscribers, and to expand our operations in existing and new jurisdictions depends, in part, on our continued ability to create new revenue generating products, such as offering a fee-based subscription service of exclusive products, providing the opportunity to acquire fractional shares of lottery games, and launching our own, proprietary lottery game products.

For example, we anticipate that users of our B2C Platform will support a fee-based subscription service that offers subscribers access to participate in exclusive lottery game pools, premium lottery prediction data, and other select features and functionality for a fixed monthly price. We have conceptualized and are developing this product offering and anticipate launching it on Project Nexus. See “Item 1. Business — Develop Technology and Functionality.”

We believe that offering users a fractional share product will be a significant revenue generating opportunity for us in many international jurisdictions in which users have less disposable income as compared to users within the U.S. Unlike a lottery pool, which is generally a familiar concept and in which multiple lottery game tickets are acquired to provide the opportunity and the winnings of all such tickets are shared by the pool participants, fractional share participants provide for multiple participants to participate in a lottery game by purchasing a share — or fraction — of one ticket at a proportionate fraction of the price and participating in, a proportionate fraction of any prize. This provides an opportunity for those who may not want to expend the full purchase price of a lottery game to participate at less expense. Given the lower up-front cost and lower risk of loss, we expect that this will attract additional users who may not wish to commit the discretionary income to acquire a single lottery game. We have conceptualized and are developing this product offering and anticipate launching it on Project Nexus. See “Item 1. Business — Develop Technology and Functionality.”

We also believe that there is a considerable opportunity to offer our own, proprietary lottery game products in non-U.S. jurisdictions that permit non-governmental authorities to issue lottery games and other games of chance. We are conceptualizing this product.

Develop Technology and Functionality

We are developing a proprietary, blockchain-enabled online gaming platform, which we have named Project Nexus. Project Nexus, the initial phase of which is expected to be implemented in the second quarter of 2022, is designed and developed to handle high levels of user traffic and transaction volume, while maintaining expediency, security, and reliability in processing lottery game sales, the retail requirements of the B2C Platform, the administrative and back-office functionality required by the B2B API, and the claims and redemption process. Project Nexus is designed to minimize the Company’s use of electricity and other resources to reduce the Company’s environmental and natural resources impact. We continually assess our technological offerings and will continue to commit our resources to the improvement of the scope and functionality of Project Nexus, its applications, and our information technology infrastructure.

We believe that development of our technology and functionality will allow us to more fully monitor our existing B2C Platform, Lottery Link, B2B API Platform, and Data Services operations, analyze user preferences and purchase behavior to determine enhanced functionality requirements, and concurrently ensure the strength and reliability of our transactional security systems, which, together, will improve our Platform’s service, increase loyalty and experience, and facilitate sales growth and increased revenues. We are committed to maintaining a strong security system and providing reliable and uncompromising services and information.

We view distributed ledger technology as an important future functionality of the lottery industry and currently deploy distributed ledger technology in our Platform and will deploy it in Project Nexus to encode the data transfer system and ensure transactional security. A distributed ledger can be described as a ledger of any transaction or contract maintained in decentralized form across different locations and people, eliminating the need for a central authority to keep a check against manipulation. In this manner, a central authority is not needed to authorize or validate any transactions. All information on the ledger is securely and accurately stored using a cryptographic hash and can only be accessed using keys and cryptographic signatures. Once the information is stored, it becomes an immutable database, which the rules of the network govern and cannot be altered retroactively, which means that the data entered is irreversible.

Distributed ledger technology is, by design, inherently resistant to cyber-attack because all distributed copies must be attacked simultaneously for an attack to be successful, and, for the same reason, these records are, by design, resistant to malicious changes by a single party. Distributed ledger technology is also very efficient and reduces operational inefficiencies because of the inherent speed that a transaction takes to complete.

We believe that a decentralized application for the distribution of lottery games that is verified through the distributed ledger technology and inherently not subject to alteration will improve the security of and enhance the transparency and trust in our Platform, Project Nexus, products, and services, which is why we have leveraged this technology.

Our Platform currently leverages, and Project Nexus is anticipated to leverage, distributed ledger technology by preserving a cryptographic ledger of the user identification, draw identification, ticket identification, and game numbers into an immutable ledger. The distributed ledger is append-only and keeps a complete record of all changes to the provided data that cannot be deleted, modified, or overwritten. There are no APIs or other methods to alter any committed data in place. Each transaction writes one or more blocks to the distributed ledger in a transaction. Each block contains entry objects representing the transaction data along with certain other information, which are then sequenced and hash-chained to guarantee data integrity. Distributed Ledger blocks are sequenced and chained together with cryptographic hashing techniques, which enables transactional data integrity using a cryptographic verification method.

We intend to further leverage distributed ledger technology in our future offerings, which may include (i) deploying critical user mechanics, such as user identify, geolocation, and administration of promotional draws on blockchain technology and (ii) increasing acceptance of alternative forms of permitted payment methods, which will enable a broader base of users to the B2C Platform. Notwithstanding our best efforts to continue to evaluate distributed ledger technology and the opportunity to deploy it in our technological developments, these efforts may have limited or no success.

User Support Operations

We value our B2C Platform users and have a dedicated Customer Happiness Team that provides high-quality user support services, including service consulting, and complaint processing. We also have a service team dedicated to the claims and redemption process, which monitors the winning results of all lottery products that we offer and initiates the prize collection process as soon as a user wins a prize. We give users detailed instructions and are available to answer inquiries throughout the process, which we believe is especially helpful to first-time prize winners. Our functionality includes an identity verification process to ensure prizes are distributed to the correct users. Since our inception, there have not been any legal claims brought against us by users in connection with lottery prize distribution.

Sales, Marketing and Branding

Our sales and marketing team conducts various traditional and online marketing programs and promotional activities, including in-game events and announcements, online and traditional advertising, sign-up promotions, and offline promotions that capitalize on our brand name and reputation.

Additionally, through LotteryLink, we are party to several agreements with Affiliates whereby they have agreed to direct their customers to our B2C Platform and, upon conversion to our users, we have agreed to pay the Affiliates a percentage of the gross profit derived from such acquired users for a determined period. In the third quarter of 2021, we began the sale and transfer of LotteryLink Credits to a master Affiliate for use in providing affiliate marketing collateral to other Affiliates.

We believe that we may generate additional revenue in the future by these Affiliates purchasing more LotteryLink Credits.

During 2021, we did not conduct any digital marketing campaigns. In early 2022, we launched marketing campaigns with existing major media channels and relevant sponsorships and entered into new agreements with the intent of strengthening our brand name recognition in those jurisdictions in which our services are permitted, which may result in an increase of our historical domestic average customer acquisition cost of $4.01 per new user since 2020.

Competition

In our view, our competitive advantage is our prominent brand name and URL, our proprietary technology, and the synergies we gain from our collective operations of our B2C Platform, LotteryLink, B2B API, and Data Services. Additionally, because of the significant TAM and low penetration of companies optimizing the digitized delivery of lottery games, all industry competitors have significant room for growth without driving significant increases in the market’s user acquisition costs. It is our belief that for at least the near future, competition for new users will remain low between us and our direct competitors, including those jurisdictions that now or in the future offer Online Lottery, because of the significant potential growth in this segment, potential shift in opportunity from existing players, and new players’ change in purchasing habits from purchasing lottery games in brick-and-mortar outlets to mobile and online delivery functionality.

B2C Platform

We believe that the main competitors to our B2C Platform are JackPocket, Inc., Lotto Direct Limited doing business as TheLotter, Shoutz, Inc. operating as LotteryHUB, Lotto.com Inc., and MidoLotto operated by Lottery Now Inc. These online lottery platforms allow users to buy lottery games at their convenience and with a proscribed geographic reach, which we believe is further driving demand for the service.

Increased marketing efforts by us and our competitors is driving the growing overall popularity of lottery games purchased online or through a mobile device, contributing to the overall growth of the market. We, and our competitors, are using social media platforms such as Facebook, Instagram, and Twitter to connect with users to market, create awareness, and increase penetration.

LotteryLink

We do not believe that LotteryLink currently has direct competitors in the lottery affiliate marketing space.

B2B API

We believe that the primary competitor to our B2B API is NeoGames S.A.’s neoplay®, which offers an open API of interactive instant games from any game provider.

Data Services

We believe that our main competitors in our Data Services operations are Gaming Solutions International and Numadata.

The WinTogether Platform

The primary competitors to WinTogether are Omaze, Inc. and Prizeo US, LLC. We believe that because our B2C Platform offerings generate significant user traffic to our mobile application and website, we are able to capitalize on this traffic and capture new participants who would not otherwise have knowledge of WinTogether and its objectives but for their use of our B2C Platform.

Regulation and Compliance

We are subject to a variety of laws in the U.S. and abroad that affect our business, including state, territorial, and federal laws regarding lotteries, gaming, sweepstakes, consumer protection, electronic marketing, data protection and privacy, competition, taxation, intellectual property, export, and national security, all of which are continuously evolving. The scope and interpretation of the laws that are or may be applicable to us are often evolving or new and uncertain and may conflict with each other, particularly those governing our international operations.

Lottery and gaming laws are generally based upon declarations of public policy designed to protect consumers from fraud and other misdeeds and the viability and integrity of the games, while raising revenues for the particular country, state, or other authorizing jurisdiction. To accomplish these goals, stringent laws and regulations may be established to ensure that participants in the industry meet certain standards of character and responsibility, which may require participants to:

●	ensure that games are conducted fairly and honestly;

●	establish procedures designed to prevent cheating and fraudulent practices;

●	establish and maintain anti-money laundering practices and procedures;

●	establish and maintain responsible accounting practices and procedures;

●	ensure that lottery games are sold only at the price established by the applicable lottery regulator;

●	report prizes awarded and withhold certain amounts for taxes and other specified liabilities;

●	file periodic reports with regulators;

●	establish programs to promote responsible gaming and comply with other social responsibility practices; and

●	enforce minimum age requirements.

State and federal laws in the U.S. govern and, in some cases, limit our business practices. For example, the Interstate Wagering Amendment to 18 U.S.C. § 1301 limits our ability to purchase lottery games for a user located in one state from a lottery authority located in another state, except under certain limited circumstances, such as where the lottery authorities in the respective states allow the sales. Therefore, for our users located within the U.S., we only purchase lottery games for users geolocated to be physically situated within the U.S. state or jurisdiction where the lottery game they are purchasing is being conducted, unless an exception were to be authorized by the applicable lottery authorities. For more information, see “Item 1A. Risk Factors — Regulatory and Compliance Risks — If the Interstate Wagering Amendment is interpreted or applied to prohibit transmissions to foreign countries, it could have a negative impact on our business, financial condition, and results of operations.”

In addition, the Wire Act provides that anyone engaged in the business of betting or wagering that knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication that entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, may be fined or imprisoned, or both. The Wire Act provides, however, that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a state or foreign country where betting on that sporting event or contest is legal into a state or foreign country in which such betting is legal. In late 2011, the Office of Legal Counsel (the “OLC”) in the U.S. Department of Justice (the “DOJ”) issued an opinion that concluded the conduct prohibited by the Wire Act was limited to sports gambling; however, in January 2019, the OLC issued a new opinion (the “2019 Opinion”) that concluded that the restrictions in the Wire Act on the transmission in interstate or foreign commerce of bets and wagers was not limited to sports gambling but applied to all bets and wagers, including those involving state lotteries. Reinterpretation of the federal Wire Act by the OLC threatened certain online lottery sales, leading to litigation in which the First Circuit Court of Appeals (the “First Circuit”) determined that the Wire Act applies only to interstate wire communications related to sporting events or contests and not lottery games. Finding that the declaratory judgment was an adequate remedy at law, however, the First Circuit declined to set aside the 2019 Opinion under the Administrative Procedure Act. In addition to the First Circuit’s decision, the U.S. Circuit Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) has previously held the Wire Act prohibitions apply only to sports gambling. Because many of the Company’s operations occur outside the jurisdictions of the First Circuit and Fifth Circuit, and because the First Circuit did not set aside the 2019 Opinion, we are still monitoring the potential impact of the 2019 Opinion on our business. For more information, see “Item 1A. Risk Factors — Regulatory and Compliance Risks — If there is a final determination on the applicability of the Wire Act to our operations and it is determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated, which may have a material adverse effect on our business, financial conditions, and results of operations.”

In Minnesota, the sale of scratch Online Lottery tickets is prohibited. In Virginia, lottery courier services are prohibited by law. Some states limit the charges that we can impose and collect. We only purchase lottery games on behalf of our users and customers where our services are permitted and in accordance with applicable laws. The scope and interpretation of the laws that are or may be applicable to our services and the fees we charge are subject to interpretation and may change.

Our compliance with local, territorial and federal laws is based on our interpretation of existing state and federal laws regarding lottery services such as ours. We have obtained legal advice and notified certain lottery authorities in U.S. jurisdictions where we do business of the services that we offer, but in most cases, we have not received definitive determinations of the laws applicable to our services. There is a risk that existing or future laws in the states and jurisdictions in which we operate may be interpreted in a manner that is not consistent with our business model. Future laws that permit certain lottery services may be accompanied by restrictions or taxes that make it impractical or less feasible to operate in certain jurisdictions.

Other laws and regulations may be adopted or construed to apply to us that could restrict our business model, including privacy, taxation, marketing, anti-money laundering, anti-corruption, copyright, currency exchange, export, and antitrust laws, as well as laws governing public companies.

The growth of electronic commerce may prompt calls for stronger consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. It is likely that scrutiny and regulation of our industry may increase, and we will be required to devote additional resources to compliance with applicable regulations. While we believe that we are currently in compliance in all material respects with all applicable laws and regulatory requirements, we cannot assure that our activities or our users’ activities will not become the subject of any regulatory or law enforcement investigation, proceeding, or other governmental action or that any such investigation, proceeding, or action, as the case may be, would not have a materially adverse impact on us or our business, financial condition or results of operations.

For more information, see “Item 1A. Risk Factors — Regulatory and Compliance Risks — Our business model and the conduct of our operations may have to vary in each U.S. jurisdiction where we do business to address the unique features of applicable law to ensure we remain in compliance with that jurisdiction’s laws. Our failure to adequately do so may have an adverse impact on our business, financial condition, and results of operations.”

Licensing

We currently hold a license issued by the Texas Lottery Commission to conduct the retail sale of lottery tickets in the State of Texas. We may determine or be required to secure additional licenses from other regulatory authorities with jurisdiction over our operations in new markets in which we contemplate expansion including, without limitation, the States of New York and New Jersey. Such licensure may impose additional obligations on us and our operations, which may include continuous disclosure to and investigation by the applicable regulatory authority into the financial stability, integrity, and business experience of our company, its affiliates, and their respective significant stockholders, directors, officers, and key employees. In markets in which we have not previously operated or in newly regulated markets, licensing regimes may impose licensing requirements or conditions with which we have not previously been required to comply, which may include locating technical infrastructure within the relevant territory, establishing real-time data interfaces with the regulatory authority, implementing consumer protection and privacy measures, or additional approvals or certifications of our technology, all of which may present operational challenges and material costs. Certain stockholders may be required to be licensed.

To the extent that any stockholder, director, officer, or key employee is required to submit to required background checks and provide disclosure, and such individual fails to do so or they or we do not successfully do so, this may jeopardize the grant of a license, provide grounds for termination of an existing license, or result in the imposition of penalties. Generally, any person or entity who fails or refuses to apply for a governmental license, finding of suitability, registration, permit, or approvals within the prescribed period after being advised by a competent authority that they are required to do so may be denied or found unsuitable, as applicable, which may result in our determining or being required to sever our relationship with such person or entity. Further, we may be subject to disciplinary action or suffer revocation of licensure if, following notification that a person or entity is disqualified or unsuitable, we (a) pay them any dividend or interest upon our shares; (b) allow them to exercise, directly or indirectly, any voting right conferred through the shares they hold; (c) pay them remuneration in any form for services rendered or otherwise; or (d) if required, fail to pursue all lawful efforts to require them to relinquish their shares.

Furthermore, our Charter provides that any of our securities held by a person or entity that is disqualified or unsuitable, as such terms are defined in our Charter, are subject to redemption by us as and to the extent required by a regulatory authority or deemed necessary or advisable by our Board in its sole and absolute discretion. If a gaming authority requires the Company, or our Board deems it necessary or advisable, to cause any such securities be subject to redemption, we will deliver a redemption notice (as described in the Charter) to such person or entity or its affiliate(s) (as applicable) and we will purchase the number and type of securities specified in the redemption notice for the redemption price determined in accordance with the Charter and set forth in the redemption notice.

Data Protection and Privacy

Because we handle, collect, store, receive, transmit, and otherwise process certain personal information of our users, customers, and employees, we are also subject to federal, state, and international laws related to the privacy and protection of such data. Regulations such as the General Data Protection Regulation of the European Union and the California Consumer Privacy Act could affect our business, and the potential impact is still being determined. Other states are considering similar laws, which could impact our business.

Responsible and Underage Gaming

We are committed to compliance with the underage and responsible gambling requirements set forth in the domestic and international statutes and regulations governing our operations. We take our corporate responsibility to our users and the regulators with authority over our business very seriously, and we are focused on maintaining a safe and responsible gaming environment. We support and are members of the National Council on Problem Gaming, whose mission is to lead state and national stakeholders in the development of comprehensive policy and programs for all those affected by problem gaming. We continue to evaluate and develop our technology to meet the statutory requirements regarding responsible gaming and self-exclusion, as well as our own self-imposed objectives regarding corporate social responsibility.

All of the U.S. jurisdictions and most of the international jurisdictions in which we operate prohibit sales of lottery tickets to persons under 18 years of age. We have instituted know-your-customer requirements to aid our efforts in identifying minors and preventing them from using our services.

Many jurisdictions, especially international jurisdictions, are imposing more stringent rules with regard to underage and responsible gambling. This trend could continue to spread, and both U.S. and international jurisdictions may strengthen underage and responsible gambling requirements.

Compliance

We are in the process of developing a comprehensive internal compliance program, which will ensure compliance with legal requirements imposed in connection with our activities and with legal requirements generally applicable to all publicly traded companies. We have recently hired a Vice President of Compliance specifically in furtherance of this objective. While we are firmly committed to full compliance with all applicable laws, we cannot ensure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us, an employee, a customer or other third-party will not result in enforcement action, the imposition of a monetary fine or suspension or revocation of one or more of our licenses, which could have a material adverse effect on us or on our results of operations, cash flow, or financial condition.

Because we do business in international jurisdictions, our operations are subject to anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010 and other anti-corruption laws that may apply where we operate. As we continue to expand globally, we are likely to be subject to additional laws and restrictions, which increases the risk that we will inadvertently violate one of those laws or restrictions.

Employees

We had a total of 43 and 20 full time and 7 and 5 part time employees as of December 31, 2021, and 2020, respectively. In 2021, 40 of our employees were located within the U.S. and 10 were located within Mexico and in 2020, all of our employees were located within the U.S. We do not have any labor contracts.

Our ability to maintain a trained management team and other employees is critical to the success of our business. We are committed to attracting, developing, and retaining a diverse team of employees, whose varied backgrounds and experience will further our innovative and creative environment. We value an internal culture of philanthropy, diversity, and innovation, which we believe creates a strong and committed team that furthers our strategic objectives.

As we continue our organizational growth, we are in the process of developing learning functionality to ensure our employees’ skills, abilities and attributes continue to develop with our business’ requirements and human resources and compliance best practices.

Intellectual Property

We rely on a combination of trademark, copyright, and trade secret protection laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our intellectual property and our brand.

We have been using the LOTTERY.COM trademark since 2017; in February 2021, the LOTTERY.COM logo was registered on the Supplemental Register of the U.S. Patent and Trademark Office. The registration of our LOTTERY.COM, AUTOLOTTO, LOTTERYLINK, WINTOGETHER and SPORTS.COM word marks and SPORTS.COM logo are pending with the U.S. Patent and Trademark Office. We are also using and/or have common-law trademark rights in the trademarks AUTOLOTTO, LOTTERY.LINK, WINTOGETHER, SPORTS.COM, and TAP TICKET. We will continue to evaluate the filing of trademark applications in the U.S. and internationally, as appropriate.

While we currently do not own any patent applications or issued patents, we will continue to evaluate our technology to determine whether it is appropriate to file patent applications in the U.S. or internationally.

We seek to protect our intellectual property rights by implementing policies that require our employees and independent contractors involved in development of intellectual property to enter into agreements acknowledging that all intellectual property generated or conceived by them on our behalf are our property and assigning to us any rights that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Notwithstanding our best efforts to protect our technology and proprietary rights through registrations, licenses, and contracts, unauthorized parties may still seek to use our intellectual property and technology without rights thereto. We may also face allegations that we have infringed the intellectual property rights of third parties, including our competitors and non-practicing entities.

Available Information

Our Internet address is www.lottery.com. Our website and the information contained therein or linked thereto are not part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. The risk factors described below should be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Risks Related to Our Business

Business, Market & Economic Risks

Competition within the global entertainment and gaming industries is intense and if we fail to compete effectively, our existing and potential users may be attracted to our competitors or to competing forms of entertainment including those on mobile devices and web applications, such as streaming, online gaming, esports, and online sports betting. If our offerings do not continue to be popular, we could experience price reductions, reduced margins, loss of market share, and our business, financial condition, and results of operations could be harmed.

We operate in the global entertainment and gaming industries with our B2C Platform and WinTogether offerings. Our users have a vast array of entertainment choices, including television, movies, sporting events, in-person lottery gaming, real money gaming, and sports betting, all of which are more established and may be perceived by our users to offer greater variety, affordability, interactivity, and enjoyment than our offerings. We compete with these and other forms of entertainment for our users’ discretionary time and income. If we are unable to sustain sufficient interest in our product offerings in comparison to other forms of entertainment, including new and emerging forms of entertainment available on mobile devices and web applications, such as streaming, online gaming, esports, and online sports betting, our business model may not continue to be viable.

In addition, the specific industries in which we operate are characterized by dynamic consumer demand and technological advances, and there is intense competition amongst providers to the lottery, online gaming, sports betting, sweepstakes and promotions industries. Specifically, a number of established, well-financed third-party lottery application companies, online gaming providers, sports betting, and interactive entertainment companies compete with our offerings, and other well-capitalized companies may introduce competitive services that achieve greater market acceptance. Such competitors may spend more money and time on developing and testing products, services, and systems, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies, or otherwise develop more commercially successful products, services, or systems than ours, which could negatively impact our business. Furthermore, new competitors may enter the mobile lottery industry, and government lottery operators may introduce forms of Online Lottery gaming that compete with our services. There has also been, and continues to be, considerable consolidation among competitors in the entertainment, gaming, and lottery industries, and such consolidation, and future consolidation, could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings, and broaden their geographic scope of operations. If we are not able to maintain or improve our market share, or if our offerings do not continue to be popular, or if we are not able to continue to provide competitive products, our business, financial condition, and results of operations could be harmed.

Economic downturns, inflation, and political and market conditions beyond our control could adversely affect our business, financial condition, and results of operations.

Our financial performance is subject to U.S. and global economic conditions and their impact on levels of spending by users and customers of our Platform and acquirers of our Data Service. Economic recessions, or other economic conditions such as inflation, have had, and may continue to have, far reaching adverse consequences across many industries, including the global entertainment, lottery, sweepstakes and promotions, and gaming industries, which may adversely affect our business, financial condition, and results of operations. Tepid growth was experienced in the U.S. and globally following the financial crisis in 2008 through 2009, and there appears to be an increasing risk of a recession or inflationary economic impacts due to international trade and monetary policy, the global COVID-19 pandemic, acts or threats of acts of war, and other economic changes. If the national and international economic recovery slows or stalls, these economies experience another recession, or any of the relevant regional or local economies suffers a downturn, or if inflationary effects accelerate, we may experience a material adverse effect on our business, financial condition, or results of operations.

In addition, changes in general market, economic, and political conditions in domestic and foreign economies or financial markets, including those resulting from, for example: the COVID-19 pandemic; potential future government shutdowns or restrictions; geopolitical challenges, including global security concerns and the possibility of retaliatory actions or various measures taken in response to Russia’s recent invasion of Ukraine; financial and credit market fluctuations or the unavailability of credit; and fluctuation in stock markets resulting from, among other things, trends in the economy as a whole, may reduce users’, customers’, or subscribers’ disposable income and corporate budgets. Any one of these changes could have a material adverse effect on our business, financial condition, or results of operations.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, and results of operations.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including lottery play and entry into sweepstakes, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices and inflation, or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as purchasing lottery games through remote channels and participating in online sweepstakes. For example, the outbreak of COVID-19 has negatively affected and may continue to negatively impact economic conditions in the jurisdictions where we operate. Several factors relating to this economic downturn, including reductions in discretionary income due to changes in employment conditions, as well as customer preferences regarding discretionary spending habits, have caused and will likely continue to cause a reduction in consumer spending. As a result, fewer individuals may engage in gaming and lottery activities. The ultimate duration of the COVID-19 pandemic, including current and any new variants that develop and spread, is uncertain at this time, and therefore we cannot predict the full impact that it may have on our markets and our operations. The effect of a decrease in consumer spending on entertainment and leisure activities due to unfavorable market conditions could reduce the Company’s cash flows and revenues, and therefore have a material and adverse impact on our results of operations. As a result, we cannot ensure that demand for our offerings will remain constant or achieve our anticipated growth.

Adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts or perceived threats of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment, or significant declines in stock markets, natural disasters, as well as concerns regarding pandemics, epidemics, and the spread of contagious diseases, could lead to a further reduction in discretionary spending on entertainment and leisure activities, such as lottery play and participation in sweepstakes. Any significant or prolonged decrease in consumer spending on entertainment or leisure activities could adversely affect the demand for our offerings, reducing our cash flows and revenues, and thereby materially harming our business, financial condition, and results of operations.

Negative events or negative media coverage relating to, or a declining popularity of, the lottery or lottery games in general, or other negative coverage relating to lottery, forms of online gaming or betting, or the gaming industry, may adversely impact our ability to retain or attract users, which could have an adverse impact on our business, financial condition, and results of operations.

Public opinion can significantly influence our business. Unfavorable publicity regarding, for example, us, our technology, our implementation of upgrades and changes to our technology, the quality of our Platform and its interfaces, our product offerings, our other services and systems, actual or threatened litigation or regulatory activity, the actions of third parties with whom we have relationships, or the conduct of the lottery authorities and the products they offer, including declining popularity of a particular lottery game or lottery games in general, could seriously harm our reputation. In addition, a negative shift in the perception of lottery games by the public or by politicians, lobbyists, or others could affect future legislation regarding the mobile purchase of lottery games from third-party providers, including with respect to the regulation or licensure of couriers, or with respect to the legalization of Online Lottery, either of which may impact our operations. Negative public perception could also lead to new restrictions on or to the prohibition of mobile lottery play in jurisdictions in which we currently operate. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our new players and established user base, and it could result in decreased revenue or slower user growth rates, which could seriously harm our business, financial condition, and results of operations.

Our growth will depend on our ability to attract players and retain users, and the loss of our users, failure to attract new users in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, and results of operations.

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new players to our offerings, retain existing users of our offerings, and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing efforts, which may not make sense in terms of return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with the promotional activity of in-state and multi-state issued lottery games, to achieve our objectives. In addition, we expect to organically attract players to our B2C Platform through our WinTogether promotions. For paid marketing, we intend to leverage a broad array of advertising channels, which may include a combination of radio and social media platforms, such as Facebook, Instagram, and Twitter, affiliate marketing, paid and organic search engines, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around gaming and lottery, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may click through to our websites or download our application. If links to our websites or application are not displayed prominently in online search results, if fewer users click through to our websites or application, if our other digital marketing campaigns are not effective, or if the costs of attracting users using any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline, and our business, financial condition, and results of operations could be harmed.

In addition, our ability to increase the number of users of our offerings will depend on continued user adoption of playing lottery games remotely via a third-party application. Growth in the mobile and online lottery industry and the level of demand for and market acceptance of our product offerings will be subject to a high degree of uncertainty. We cannot assure that player adoption of our product offerings will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.

Additionally, as technological or regulatory standards change and we modify our offerings to comply with those standards, we may need users to take certain actions to continue playing, such as performing age verification and location checks or accepting new terms and conditions, including those regarding responsible gaming. Users may stop using our offerings at any time, including if the quality of the user experience or our support capabilities in the event of a user concern, does not meet their expectations or keep pace with the quality of the customer experience generally offered by competitive offerings. This could seriously harm our business, financial condition, and results of operations.

Internet search engines drive traffic to our B2C Platform and our new user growth could decline and our business, financial condition, and results of operations would be adversely affected if we fail to appear prominently in search results.

Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google, Yahoo!, and Bing. In 2021, approximately 47% of the web sessions on our websites were driven by organic searches, compared to directly entered URL traffic of 38%. The number of users we attract to our B2C Platform from search engines is due, in large part, to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our web-based properties may not be prominent enough to drive traffic, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective players. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our B2C Platform could adversely affect our business, financial condition, and results of operations.

We may be unable to continue to use the domain names that we use in our business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.

We have registered domain names that we use in, or are related to, our business, most importantly www.lottery.com. We believe our easily identifiable and definitional brand and domain name is one of our competitive strengths. If we lose the ability to use our domain names, especially www.lottery.com, whether due to trademark claims, failure to renew applicable registrations, or any other cause, we may be forced to incur significant expense in order to attempt to purchase rights to the domain name in question, the failure of which would require us to market the relevant offerings under a new domain name, and we may be required to change our brand, which could cause us substantial harm and expense, and could negatively impact our business, financial condition, and results of operations. We may not be able to obtain preferred domain names outside the U.S. due to a variety of reasons. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, all of which could, in turn, adversely affect our business, financial condition, and results of operations.

We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could disrupt our operations and impact our operating results.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results.

The impact of the COVID-19 pandemic on our business is ongoing. Our business has proven and will likely continue to prove resilient during the pandemic. For example, as a result of physical distancing, travel restrictions and other efforts to reduce the spread of COVID-19 and its variants, customers have increasingly demonstrated a preference to purchase lottery games through mobile alternatives rather than at traditional brick-and-mortar locations. However, it is uncertain whether this trend will continue, as the economic disruption and financial uncertainty caused by the COVID-19 pandemic could eventually continue to a general decline in lottery gaming and gaming in general over time, particularly if customers reduce their discretionary spending as a result of any sustained economic downturn or inflationary pressure. Any of these consequences or any prolonged deviations from normal daily operations or any delays in obtaining any required governmental licenses, findings of suitability, registrations, permits, and approvals as a result of COVID-19 impacts may adversely impact user activity on our Platform, anticipated domestic or international expansion, required employment activities, or other strategic objectives, any of which would negatively impact our business, financial condition, and results of operations. We continue to monitor the global spread of COVID-19, including its variants, and we will put in place such measures as appropriate and necessary for our ongoing business operations. For a description of the impact of the COVID-19 pandemic on the Company, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Impacts of COVID-19.”

We are subject to risks related to corporate social responsibility, responsible gaming, reputation, and ethical conduct.

Many factors influence our reputation and the value of our brands, including the perception held by our users, customers, business partners, investors, regulatory authorities, other key stakeholders, and the communities in which we operate, such as our social responsibility, corporate governance, and responsible gaming practices. We have faced, and will likely continue to face, increased scrutiny related to social, governance and responsible gaming activities, and our reputation and the value of our brands can be materially adversely harmed if we fail to act responsibly in a number of areas, such as diversity and inclusion, workplace conduct, responsible gaming, human rights, philanthropy, and support for local communities. Any harm to our reputation could impact employee engagement and retention, and the willingness of users, customers and partners to do business with us, which could have a materially adverse effect on our business, financial condition, and results of operations.

We believe that our reputation is critical to our role as a leader in the lottery industry, and it will be critical to our success as a publicly traded company. Our management is heavily focused on the integrity of our directors, officers, senior management, employees, other personnel, and third-party suppliers and partners. Our board of directors (our “Board”) has adopted a Code of Conduct as well as other related policies and procedures. Illegal, unethical or fraudulent activities perpetrated by any of such individuals, users, customers, or partners for personal gain could expose us to potential reputational damage and financial loss, which would negatively impact our business, financial condition, and results of operations.

General Operational Risks

We have incurred net losses in the past with negative cash flows and may not be able to generate and sustain profitability.

We have a history of incurring net losses, and we may not achieve or maintain profitability in the future. We experienced net losses of approximately $9.30 million for the year ended December 31, 2021, and experienced net losses of approximately $5.81 million and $10.77 million for the years ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $104.44 million. While we have experienced significant growth in revenue in recent periods, we cannot predict when or whether we will reach profitability.

We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot ensure that these investments will result in substantial increases in our total revenue or improvements in our results of operations. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

The Online Lottery market is still in relatively early stages of growth, and if such market does not continue to grow, grows slower than we expect, or fails to grow as we forecast, our business, financial condition, and results of operations could be adversely affected.

The Online Lottery market has grown rapidly since we launched our Platform in 2016, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. Our success will depend to a substantial extent on the willingness of users to purchase Online Lottery games, i.e., through mobile applications and web properties. If the public does not perceive these services as beneficial, or chooses not to use them as a result of concerns regarding security, safety, affordability, or for other reasons, whether as a result of incidents on our Platform or on our competitors’ applications or otherwise, or instead adopts alternative solutions that may arise, then the market for our Platform may not further develop, may develop slower than we expect, or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition, and results of operations.

Our business may be materially adversely affected if our existing and future products, technology, services, and solutions do not achieve and maintain broad market acceptance, if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards, and changing regulatory requirements, or if we do not invest in product and systems development and provide services that are attractive to our users and customers.

Our future business and financial success will depend on our ability to continue to anticipate the needs of current and potential users and customers, to achieve and maintain broad market acceptance for our existing and future products, services, and systems, to successfully introduce new and upgraded products, services, and systems, and to successfully implement our current and future geographic expansion plans. To be successful, we must be able to quickly adapt to changes in technology, industry standards, and regulatory requirements by continually enhancing our technology, services, and solutions. Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes burdens on our internal teams, including management, compliance, and product development. These processes are costly, and our efforts to develop, integrate, and enhance our products, services, and systems may not be successful. In addition, successfully launching a new or upgraded product or expanding into a new jurisdiction puts additional strain on our technology and marketing resources. Expanding into new markets and investing resources towards increasing the depth of our coverage within existing markets impose additional burdens on our research, systems development, sales, marketing, and general managerial resources. If we are unable to manage our expansion efforts effectively, in obtaining greater market share or in obtaining widespread adoption of new or upgraded products, services, and systems, we may not be able to offset the expenses associated with the launch and marketing of the new or upgraded products, services, and systems, which could have a material adverse effect on our financial results. If we introduce new or expand existing offerings for our business, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all.

If we are unable to develop new or upgraded offerings or decide to combine, shift focus from, or phase out a service, then our users or customers may choose a competitive offering over ours, our revenues may decline, and our profitability may be reduced. If we incur significant costs in developing new or upgraded systems, products or services, or combining and maintaining existing systems, if we are not successful in marketing and selling these new products or upgrades, or if our users or customers fail to accept these new or combined products, then there could be a material adverse effect on our results of operations due to a decrease of our revenues and a reduction of our profitability. If we eliminate or phase out a product and are not able to offer and successfully market and sell an alternative product, our revenue may decrease, which could have a material adverse effect on our results of operations.

Our success depends on our continued improvements to provide products, services, and systems that are attractive to our users and customers. As a result, we must continually invest resources in product development and successfully incorporate and develop new technology. If we are unable to do so or otherwise provide products, services, and systems that users and customers want, then our users or customers may become dissatisfied and use competitors’ services. If we are unable to continue offering innovative products, services, and systems, we may be unable to attract additional users or customers or retain our existing users or customers, which could harm our business, results of operations, and financial condition.

Our results of operations may fluctuate due to seasonality and other factors and, therefore, our periodic operating results will not be guarantees of future performance.

Although lottery games are offered on a year-round basis, there is seasonality in lottery games purchasing that may impact our operations and operations of our customers. The broad geographical mix of our user and customer base also impacts the effect of seasonality, as users and customers in different territories will place differing importance on different lottery games and those games will often have different calendars. For example, some multi-state games can have occasional increasingly high jackpot opportunities, which increase user attention and ticket purchases, which further increases the jackpot. Such events may cause increases in our revenues. By contrast, low jackpot lottery games or periods in which there is little promotional activity connected to lottery games in general may negatively impact the purchase of lottery games. Such fluctuations and uncertainties may negatively impact our cash flows.

We may not be able to capitalize on trends and changes in the gaming and lottery industries, including due to the operational costs involved, the laws and regulations governing these industries, and other factors.

We participate in new and evolving aspects of the mobile gaming and lottery industries. Part of our strategy is to take advantage of the liberalization of regulations covering these industries on a global basis. These industries involve significant risks and uncertainties, including legal, business, and financial risks. The fast-changing environment in these industries can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at our expense. Consequently, our future results of operations, cash flows, and financial condition are difficult to predict and may not grow at the rates we expect.

To the extent that we enter into any business that is determined to be internet gaming, any jurisdiction in which our existing business is deemed to be internet gaming, or our customers offer internet gaming, it is important to recognize that the laws relating to internet gaming are evolving. To varying degrees, governments have taken steps to change the regulation of internet wagering through the implementation of new or revised licensing and taxation regimes, including the possible imposition of sanctions on unlicensed providers. We cannot predict the timing, scope or terms of the implementation or revision of any such state, federal or foreign laws or regulations, or the extent to which any such laws and regulations may facilitate or hinder our strategy or be applicable to or impactful on our business, operations and financial condition.

In jurisdictions that authorize internet gaming, we cannot assure that we will be successful in offering our technology, content, and services to internet gaming operators, because we expect to face intense competition from our traditional competitors in the gaming and lottery industries, as well as a number of other domestic and foreign competitors (and, in some cases, the operators themselves), many of which have substantially greater financial resources or experience in this area than we do.

Know-your-customer and geo-location programs and technologies supplied by third parties are an important aspect of certain internet and mobile gaming products, services, and systems, because they can confirm certain information with respect to players and prospective players, such as age, identity, and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of interactive and mobile wagering products, services, and systems. These programs and technologies are costly, and our use of them may have an adverse impact on our results of operations, cash flows, and financial condition. Additionally, we cannot assure that products or services containing these programs and technologies will be available to us on commercially reasonable terms, if at all, or that they will perform accurately or otherwise in accordance with required specifications, all of which may have a negative impact on our business, results of operations, and financial condition.

Branding and Reputational Risks

Our business depends on a strong brand, and if we are not able to develop, maintain, and enhance our brand and reputation, including as a result of negative publicity, our business and operating results may be harmed.

We believe that developing, maintaining, and enhancing our brand and reputation is critical to achieving widespread acceptance of our products, services, and systems, attracting new users and customers, retaining existing users and customers, persuading existing users and customers to adopt additional products, services, and systems, and hiring and retaining our employees.

We believe that the importance of our brand will increase as competition in the markets in which we participate further intensifies. Successful promotion of our brand will depend on a number of factors, including the effectiveness of our marketing efforts, including thought leadership, our ability to provide high-quality, reliable, and cost-effective products, services, and systems, the perceived value of our products, services, and systems, and our ability to provide quality user and customer success and support experience. Brand promotion activities require us to make substantial expenditures. To date, we have made significant investments in the promotion of our brand. The promotion of our brand, however, may not generate user and customer awareness or increase revenue to the extent we anticipate, or at all, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand.

We, our employees, our affiliates, and others with whom we have contractual relationships also use social media to communicate externally. There is risk that this use of social media to communicate about our business may give rise to liability or result in public exposure of personal information of our employees, our users, or others, each of which could affect our revenue, business, results of operations, and financial condition.

We operate in a public-facing industry where negative publicity, whether or not justified, can spread rapidly through, among other things, social media. To the extent that we are unable to respond timely and appropriately to negative publicity, our reputation and brand could be harmed. Moreover, even if we are able to respond in a timely and appropriate manner, we cannot be certain that it will be timely or sufficient to not cause us to suffer reputational and brand damage, which could affect our revenue, business, results of operations, and financial condition.

Our marketing efforts to help grow our business may not be effective.

Promoting awareness of our Platform is important to our ability to grow our business and to attract new users and customers, which can be costly. We believe that much of the growth in the number of users of our B2C Platform is attributable to our paid marketing initiatives. Our marketing efforts currently may include a combination of bonus offerings, affiliate marketing programs, social media engagement, radio, video, podcasts, search engine optimization, and keyword search campaigns. Our marketing initiatives may become increasingly expensive and generating a meaningful return on these initiatives may become difficult. Even if we successfully increase revenue as a result of these marketing efforts, it may not offset the additional marketing expenses we incur. If our marketing efforts intended to help grow our business are not effective, we expect that our business, financial condition, and results of operations would be adversely affected.

If we fail to detect fraud or misappropriation of proprietary information, including by our users, customers, and employees, our reputation and brand may suffer, which could negatively impact our business, financial condition, and results of operations and can subject us to investigations and litigation.

We have in the past, and may in the future, incur losses from various types of fraud, which may include the use of stolen or fraudulent payment card data, claims of unauthorized payments by a user and attempted payments by users with insufficient funds, referral fraud by affiliates, fraud with respect to background checks, fraud by employees, including our couriers, and account takeovers of user accounts by bad actors, or phishing. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information, or payment information and unauthorized acquisition or use of payment card details, bank account information, and mobile phone numbers and accounts.

Acts of fraud may involve various tactics, including collusion. Successful exploitation of our technology could have negative effects on our product offerings, services, and user experience and could harm our reputation. Failure to discover such acts or schemes in a timely manner could result in harm to our operations. In addition, negative publicity related to such schemes could have an adverse effect on our brand and reputation, potentially causing a material adverse effect on our business, financial condition, and results of operations. In the event of the occurrence of any such issues with our existing technology or product offerings, substantial engineering and marketing and other resources, and management attention, may be diverted from other projects and requirements to correct these issues, which may delay other projects and the achievement of our strategic objectives.

In addition, any misappropriation of, or access to, users’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, force us to modify our business practices, require us to comply with costly remediation requirements, damage our brand and reputation, and expose us to claims from our users, regulators, employees, and other parties, any of which could have an adverse effect on our business, financial condition, and results of operations.

We may be liable for these acts of fraud. For example, under current payment card industry practices, we may be liable for use of funds on our products with fraudulent payment card data, even if the associated financial institution approved the transaction. Despite measures we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our offerings, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action that may include fines and penalties, and lead to expenses, all of which could adversely affect our business, financial condition, and results of operations.

Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology, we may not attract and retain key users and customers and our revenue, business, financial condition, and results of operations may decline.

The industry in which we operate is subject to rapid and frequent changes in standards, technologies, products, and service offerings, as well as in consumer demands and expectations and regulations. We must continuously make decisions regarding which offerings and technology we should invest in to meet user and consumer demand in compliance with evolving industry standards and regulatory requirements, and we must continually introduce and successfully market new and innovative technologies, offerings, and enhancements to remain competitive and effectively stimulate user and customer demand, acceptance, and engagement. Our ability to engage, retain, and increase our user and customer base and to increase our revenue will depend heavily on our ability to successfully create new offerings, both independently and together with third parties. We may introduce significant changes to our existing technology and offerings or develop and introduce new and unproven products, services, and systems, including but not limited to the continued integration of distributed ledger technology in our Platform, any of which we may have little or no prior development or operating experience. The process of developing new offerings and systems is inherently complex and uncertain, and new offerings may not be well received by users, even if well-reviewed and of high quality. If we are unable to develop technology and products, services, and systems that address users’ needs or enhance and improve our existing technology and offerings in a timely manner, it could have a material adverse effect on our business, financial condition, and results of operations.

Although we intend to continue investing in our research and development efforts, if new or enhanced offerings fail to engage our users or customers, we may fail to attract or retain users or customers or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business. In addition, management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Creating additional offerings can also divert our management’s attention from other business issues and opportunities. Even if our new offerings attain market acceptance, those new offerings could exploit the market share of our existing product offerings or share of our users’ wallets in a manner that could negatively impact such offerings. Furthermore, such expansion of our business increases the complexity of our business and places an additional burden on our management, operations, technical systems, and financial resources, and we may not recover the often-substantial up-front costs of developing and marketing new offerings or recover the opportunity cost of diverting management and financial resources away from other offerings. In the event of continued growth of our operations, products, or in the number of third-party relationships, we may not have adequate resources, operationally, technologically, or otherwise, to support such growth and the quality of our technology, offerings, or our relationships with third parties could suffer. In addition, failure to effectively identify, pursue, and execute new business initiatives, or to efficiently adapt our processes and infrastructure to meet the needs of our innovations, may adversely affect our business, financial condition, and results of operations. Any new offerings may also require our users to utilize new skills to use our offerings. This could create a lag in adoption of new offerings and new user additions related to any new offerings. To date, new offerings and enhancements of our existing technology have not hindered our user growth or engagement, but that may be the result of a large portion of our user base being in a younger demographic and more willing to invest the time to learn to use our products most effectively. To the extent that future users, including those in older demographics, are less willing to invest the time to learn to use our products, and if we are unable to make our products, services, and systems easier to learn to use, our user growth or engagement could be affected, and our business could be harmed. We may develop new products, services and systems that increase user engagement and costs without increasing revenue.

Additionally, we may make bad or unprofitable decisions regarding these investments. If new or existing competitors offer more attractive offerings, we may lose users or users may decrease their spending on our offerings. New player demands, superior competitive offerings, new industry standards, or changes in the regulatory environment could render our existing offerings unattractive, unmarketable, or obsolete and require us to make substantial unanticipated changes to our technology or business model. Our failure to adapt to a rapidly changing market or evolving user and customer demands could harm our business, financial condition, and results of operations.

Any failure to offer high-quality user support may harm our relationships with users and could adversely affect our reputation, brand, business, financial condition, and results of operations.

Our ability to attract and retain qualified support personnel is dependent in part on the ease and reliability of our offerings, including our ability to provide high-quality support. Users on our Platform depend on our support organization to resolve any issues relating to our offerings, such as technical questions around how to use our app and web-based properties or information regarding our Data Services. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain service providers who are qualified to support users and sufficiently knowledgeable regarding our offerings. As we continue to grow our business and improve our offerings, we will face challenges related to providing quality support services at scale. As users in new domestic and international jurisdictions acquire our services, our support organization will face additional challenges, including those associated with delivering support in languages other than English. As a result of the COVID-19 pandemic and other market conditions, the employment market is challenging, which may impact the availability of service providers and as a result, our ability to provide effective and timely support and an increase in response time. Any failure to provide efficient user support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition, and results of operations.

Information Technology Risks

We rely on information technology and other systems and services, and any failures, errors, defects, or disruptions in our systems or the availability of our services could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure, and adversely affect our operating results and growth prospects. Our software applications and systems, and the third-party platforms upon which they are made available, could contain undetected errors.

Our technology infrastructure is critical to the performance of our offerings and to user and customer satisfaction. We devote significant resources to network and data security to protect our systems and data and aim to make our operations and our solutions more streamlined, automated, and cost-effective by using advanced technologies, including distributed ledger technology. The application of these technologies in our solutions is still under development. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to prevent or hinder cyber-attacks and protect our systems, data, and user and customer information and to prevent outages, data, or information loss, fraud, and to prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide absolute security. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions have not had a material impact on us; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.

Additionally, our application and web-based products may contain errors, bugs, flaws, or corrupted data, and these defects may only become apparent after their launch. If a particular product offering is unavailable when users or customers attempt to access it or navigation through our offerings is slower than they expect, users may be unable to timely acquire their lottery games and may be less likely to use our Platform again, if at all. Furthermore, programming errors, defects, and data corruption could disrupt our operations, adversely affect the experience of our users or customers, harm our reputation, cause our users to stop utilizing our offerings, divert our resources, and delay market acceptance of our offerings, any of which could result in liability to us or harm our business, financial condition, and results of operations.

If our user and customer base and engagement continue to grow, and the amount and types of offerings continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our users’ and customers’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user or customer experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies (such as the COVID-19 pandemic), or other catastrophic events.

We believe that if our users or customers have a negative experience with our offerings, or if our brand or reputation is negatively affected, users and customers may be less inclined to continue or resume utilizing our products and services or to recommend our offerings to other potential users and customers. As such, a failure or significant interruption in our service could harm our reputation, business, financial condition, and operating results.

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers, breached due to employee error, malfeasance, or other cybersecurity risks or disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, fines, and the payment of damages, restrictions on our ability to use data, disruption of our operations and the services we provide to users, damage to our reputation, and a loss of confidence in our products, services, and systems, which could adversely affect our business.

The secure maintenance and transmission of personally identifiable information of our users is a critical element of our operations. Our information technology and other systems that maintain and transmit user information, or those of our customers, service providers, business partners, or employees may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner or impacted by intentional or unintentional actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our users’ information may be lost, disclosed, accessed, or taken without our users’ consent. We have experienced attempts to breach our systems and other similar incidents in the past and anticipate that it may occur in the future. For example, we expect that we will be subject to attempts to gain unauthorized access to or through our information systems, whether by our employees or third parties, including cyber-attacks by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs. To date, attempts to breach our systems have not had a material impact on our business, operations, or financial results, but we cannot provide assurance that they will not have a material impact in the future.

We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including payment card information. Advances in computer capabilities, new technological discoveries, or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, apps and websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches, or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our apps, websites, networks, and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and such third parties may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers.

In addition, distributed ledger technology is an emerging technology that offers new capabilities that are not fully proven in use. As with other novel software products, the computer code underpinning the distributed ledger technology used in our Platform may contain errors, or function in unexpected ways and may cause the software to break or function incorrectly.

Furthermore, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increases. Breaches of our security measures or those of our third-party service providers or cybersecurity incidents could result in unauthorized access to our sites, networks, and systems; unauthorized access to and misappropriation of user information, including users’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware, or other malware being served from our sites, networks, or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption, or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations, and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action, and other potential liabilities. In the past, we have experienced social engineering, phishing, malware, and similar attacks and threats of denial-of-service attacks, none of which to date has been material to our business; however, such attacks could in the future have a material adverse effect on our operations, business, and financial condition. If any of these breaches of security should occur and be material, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation, or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

In addition, any party who is able to illicitly obtain access to a user’s account could access the user’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network, and information systems security and other laws and cause significant legal and financial exposure, adverse publicity, negative impact to our brand and reputation, and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and results of operations. We continue to devote significant resources to protect against security breaches or we may need to in the future to address problems caused by breaches, including notifying affected users in accordance with regulatory requirements and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.

Because we maintain certain information about our users, we are subject to various privacy laws both in the U.S. and internationally. Our failure to comply with such laws could expose us to penalties, fines, and litigation, and it could adversely impact our reputation and brand, any of which could adversely affect our business.

We are subject to various privacy laws in the U.S. and internationally. In California, for example, the California Consumer Privacy Act (the “CCPA”) has created rights for California citizens to request reports of how their information is collected and used, to request copies of their information, and to request, with some limitations, for their information to be deleted. The CCPA also requires companies to give Californians the ability to opt out of the sale of their personal information and creates potential liability for companies that fail to take adequate steps to protect personal information where that failure results in a data breach. Virginia and other states have enacted, or are considering, data privacy laws similar to the CCPA.

In the European Union, the General Data Protection Regulation (the “GDPR”) significantly expanded the rules on using personal data and increased the risks of processing personal data. Some of the new requirements include:

●	accountability and transparency requirements, which will require those who control data to demonstrate and record compliance and provide certain detailed information to users regarding the ways in which data is used and processed;

●	enhanced data consent requirements, which includes “explicit” consent with regard to information the regulation classifies as sensitive data;

●	obligations to consider data privacy as new products, services and systems are developed, including ways to limit accessibility of data as well as the amount of information collected, processed, and stored;

●	constraints on using data to profile users;

●	obligations to provide users with personal data in a usable format on request and to erase personal data in certain circumstances; and

●	reporting to data protection authorities of potential breaches without undue delay (72 hours, where feasible).

Other international jurisdictions in which the Company operates, or its services are available, have implemented, or are considering implementing, data privacy laws similar to the GDPR. Our policies and procedures for compliance with data privacy laws, may not be implemented correctly or our management, employees or agents may not comply with the new procedures. Failure to comply with data privacy laws may have serious financial consequences. We could face significant sanctions, statutory damages, and damage to our reputation resulting in a material adverse effect on our results of operations, business, or financial condition.

Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users.

Our business depends on users’ access to our Platform via a mobile device or personal computer and the Internet. We may operate in jurisdictions that provide limited data or Internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of consumers’ ability to access our Platform. In addition, the Internet infrastructure that we and users of our Platform rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed and availability of our Platform. Any such failure in Internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of business, financial condition, and results of operations.

We operate in a rapidly evolving industry and if we fail to successfully develop, market, or sell new products or adopt new technology platforms, it could materially adversely affect our business, results of operations, and financial condition.

Our Platform and other software products compete in a market characterized by rapid technological advances, evolving standards in software and hardware technology, and frequent new product introductions and enhancements that may render existing products, services, and systems obsolete. Competitors are continuously upgrading their product offerings with new features, functions, and content. In addition, we continuously refine our software and technology platform to address regulatory changes in the markets in which we operate or plan to operate. In order to remain competitive, we will need to continuously modify and enhance our technology platform and service offerings.

We cannot assure you that we will be able to respond to rapid technological or regulatory changes in our industry. In addition, the introduction of new products or updated versions of existing products and the underlying technology that supports such products has inherent risks, including, but not limited to, risks concerning:

●	product quality, including the possibility of software or hardware defects, which could result in claims against us or the inability to sell our products;

●	the accuracy of our estimates of user or customer demand, and the fit of the new products and features with users’ or customers’ needs;

●	the need to educate our sales, marketing and services personnel to work with the new products and features, which may strain our resources and lengthen sales cycles;

●	market acceptance of initial product releases; and

●	competitor product introductions or regulatory changes that render our new products obsolete.

Because we commit substantial resources to developing new offerings and services, if the markets for these new offerings or services do not develop as anticipated, or demand for our products, services and systems in these markets does not materialize or materializes later than we expect, we will have expended substantial resources and capital without realizing sufficient offsetting or resulting revenue, and our business, financial condition, and operating results could be materially adversely affected. Developing, enhancing and localizing software is expensive, and the investment in product development may involve a long payback cycle. Our future plans include significant additional investments in development of our software, hardware, and other proprietary and intellectual property required for our technology. We believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all. In addition, as we or our competitors introduce new or enhanced offerings, the demand for our offerings, may decline.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our Platform is accessible, which would adversely affect our business, reputation, financial condition, and results of operations.

We expect to continue to make significant investments to maintain and improve the availability of our Platform and to enable rapid releases of new features and services. However, it may become increasingly difficult to maintain and improve the availability of our Platform, especially during peak usage times and as our Platform becomes more complex and our user and customer traffic increases. If our Platform is unavailable when users and customers attempt to access it or it does not respond as quickly as they expect or it experiences capacity constraints due to an overwhelming number of users or customers accessing our Platform simultaneously, users or customers may seek other offerings, and may not return to our Platform as often in the future, or at all. This would adversely affect our ability to attract users and customers and decrease the frequency with which they use our Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, reputation, financial condition, and results of operations would be adversely affected.

Our Platform may be vulnerable to risks, both foreseen and unforeseen, arising from the new and untested nature of distributed ledger technology.

Our Platform currently leverages distributed ledger technology by preserving a cryptographic ledger of the user identification, draw identification, ticket identification, and game numbers into an immutable ledger. The distributed ledger is append-only and keeps a complete record of all changes to the provided data that cannot be deleted, modified, or overwritten. Distributed ledger technology is a relatively new, untested and evolving technology. Accordingly, the further development and future viability of this technology is generally uncertain, and practical and ideological challenges, both known and unknown, may prevent its further development or integration into the Platform.

Regulatory and Compliance Risks

There is no certainty that in the future a jurisdiction will not enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.

Our business is subject to extensive regulation by multiple domestic and foreign governmental authorities and the laws and regulations governing companies conducting sweepstakes and lottery related operations on the Internet and over mobile networks and purchasing of lottery tickets on behalf of others. Such laws and regulations within U.S. and international jurisdictions are subject to change and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty. Governmental authorities continually evaluate a wide range of issues that impact the mobile and online lottery and gaming industries. Accordingly, there can be no guarantee that in the future a jurisdiction will not enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.

There have been several proposed state and federal bills to prohibit or restrict interactive or online lottery sales, some of which have been successful. For example, in 2015, the Minnesota legislature passed an amendment to the state’s lottery law prohibiting the sale of scratch lottery tickets over the Internet. In certain jurisdictions, the sale of lottery tickets through couriers is expressly unlawful. For example, it is a Class 1 misdemeanor to operate a lottery ticket courier service within the Commonwealth of Virginia. We cannot assure you that laws restricting the sale of lottery tickets via the Internet, through mobile networks or by courier, or that otherwise materially impact our operations, including those relating to sweepstakes, will not be proposed or passed in the future at either the federal or state level or by international governments. Any proposal or passage of such laws may reduce our revenues or require us to expend a significant amount of our funds and resources and incur additional legal and other expenses, thereby creating a material adverse effect on us or our results of operations, cash flow, or financial condition.

Changes in the executive branches of government at the state and federal level as well as internationally, may affect policies on lotteries and mobile gaming. For example, variations in the interpretation of The Federal Wire Act of 1961 (the “Wire Act”) by the Office of Legal Counsel (the “OLC”) of the Department of Justice (the “DOJ”) has had a material impact on the online gaming and lottery industry within the U.S. For more information, see “Item 1A. Risk Factors — Regulatory and Compliance Risks — If there is a final determination on the applicability of the Wire Act to our operations and it is determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated, which may have a material adverse effect on our business, financial conditions, and results of operations.” We do from time to time retain government affairs specialists in domestic and international jurisdictions to advise elected and appointed officials regarding our perspectives on legislation and regulations related to lottery and other aspects of our business, to monitor such legislation and regulations, and to otherwise provide us with advice regarding our relations with such officials. Such efforts, however, may not be successful in whole or in part and the change of such laws or policies could have a material adverse effect on us or our results of operations, cash flow, or financial condition.

While we believe that we are in compliance with all material domestic and international laws and regulatory requirements applicable to our business, we cannot ensure that our activities or the activities of those third parties with whom we do business will not become the subject of regulatory or law enforcement proceedings. Further, lottery regulatory associations, including the Multi-State Lottery Association (the “MUSL”), and certain lottery entities both domestically and internationally exercise significant authority regarding the means and manner in which the lottery and its products are marketed and sold as well as the equipment, technology and services deployed by retailers and resellers of such lottery products. While we believe we are in compliance with all such applicable requirements, we cannot ensure that our activities or the activities of those third parties with whom we do business will not become the subject of enforcement proceedings by such authorities or entities. Any such proceeding by regulatory or law enforcement or associations or entities may have a material adverse effect on us or our results of operations, cash flow, or financial condition.

If there is a final determination on the applicability of the Wire Act to our operations and it is determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated, which may have a material adverse effect on our business, financial conditions, and results of operations.

The Wire Act provides that anyone engaged in the business of betting or wagering that knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication that entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, may be fined or imprisoned, or both. However, the Wire Act provides that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a state or foreign country where betting on that sporting event or contest is legal into a state or foreign country in which such betting is legal.

Until 2011, there was uncertainty as to whether the Wire Act prohibited the conduct of intrastate lottery transactions via the Internet by U.S. states if such transactions crossed state lines. Essentially, there was a debate with regard to whether all of the prohibitions in the Wire Act applied only to bets or wagers on a “sporting event or contest” as used in the Wire Act, or all bets or wagers. In late 2011, the OLC issued an opinion that concluded the conduct prohibited by the Wire Act was limited to sports gambling (the “2011 DOJ Opinion”). Following the issuance of the 2011 DOJ Opinion, six state lotteries offered internet sales of scratch lottery games to in-state customers, and several other states allowed subscription sales of draw games via the Internet. Notably, in 2017, the Commonwealth of Pennsylvania authorized the Pennsylvania Lottery to distribute lottery products, including scratch ticket games, through numerous channels that included web applications, mobile applications, and social media.

In January 2019, the OLC issued the 2019 Opinion, which concluded that the restrictions in the Wire Act on the transmission in interstate or foreign commerce of bets and wagers was not limited to sports gambling but applied to all bets and wagers, including those involving state lotteries. Multiple lawsuits were filed challenging the validity of the 2019 Opinion.

On June 3, 2019, the federal district court in New Hampshire determined that the Wire Act applies exclusively to sports gambling and set aside the 2019 Opinion. The New Hampshire federal district court declined, however, to issue a nationwide injunction in the case. On August 16, 2019, the DOJ appealed the New Hampshire federal district court’s decision to the First Circuit.

On January 20, 2021, the First Circuit affirmed the District Court’s decision, determining that the Wire Act applies only to interstate wire communications related to sporting events or contests. Finding that the declaratory judgment was an adequate remedy at law, the First Circuit declined to set aside the 2019 Opinion under the Administrative Procedure Act. In addition to the First Circuit’s decision, the Fifth Circuit has previously held the Wire Act prohibitions apply only to sports gambling. Currently, there is no definitive ruling from the U.S. Supreme Court on the issue, and the courts in other U.S. Circuits might take a different position. Because many of the Company’s operations occur outside the jurisdiction of the First Circuit and the Fifth Circuit, and because the First Circuit did not set aside the 2019 Opinion, we are still monitoring the potential impact of the 2019 Opinion on our business. If courts outside the First Circuit or Fifth Circuit or the U.S. Supreme Court take a different position on the applicability of the Wire Act to our operations, the Wire Act may have a material adverse effect on our business, financial conditions, and results of operations. In particular, should it ultimately be determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated. Further, in such event, the DOJ or other federal regulatory authorities may determine that the manner in which we operate our technology is deemed to be interstate or foreign commerce and accordingly a violation of such interpretation of the Wire Act. Either event could have a material adverse effect on us or our results of operations, cash flow, or financial condition.

If the Interstate Wagering Amendment is interpreted or applied to prohibit transmissions to foreign countries, it could have a negative impact on our business, financial condition, and results of operations.

Various federal laws prohibit the transportation of lottery tickets, advertisements, and paraphernalia in interstate or foreign commerce or through the mail, except under certain circumstances. Generally, such laws do not apply to state or charitable lotteries conducted in accordance with the laws of the state in which such lottery is operated. The Interstate Wagering Amendment, enacted in 1994, sought to close a “loophole” in the federal laws allowing the sale of lottery tickets across state lines “via computer transaction with no paper crossing state lines.”

The Interstate Wagering Amendment specifically provides: “Whoever . . . being engaged in the business of procuring for a person in 1 State such a ticket, chance, share or interest in a lottery, gift, [sic] enterprise or similar scheme conducted by another State (unless that business is permitted under an agreement between the States in question or appropriate authorities of those States), knowingly transmits in interstate or foreign commerce information to be used for the purpose of procuring such a ticket, chance, share, or interest” shall have committed an offense under 18 U.S.C. § 1301.

Unless covered by one of the exceptions, therefore, we are prohibited from transporting lottery tickets across state lines or transmitting information to be used for the purpose of procuring a lottery ticket for a lottery conducted by a state to a person in another state. “State” is defined as “a State of the United States, the District of Columbia, the Commonwealth of Puerto Rico, or any territory or possession of the United States.” The definition of “foreign government” on the other hand, expressly excludes U.S. states and territories. Based on the use of the words “1 State” and “another State” and the omission of the term “foreign country”, we believe the Interstate Wagering Amendment does not prohibit transmission of information for the purpose of procuring tickets for persons in foreign countries.

If the Interstate Wagering Amendment is interpreted or applied to prohibit transmissions to foreign countries, however, it could have a negative impact on our business, financial condition, and results of operations. Additionally, reinterpretation of the Wire Act to prohibit transmissions of information to foreign countries for the purpose of procuring such tickets could also negatively impact our business. For more information, see “Item 1A. Risk Factors — Regulatory and Compliance Risks — If there is a final determination on the applicability of the Wire Act to our operations and it is determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated, which may have a material adverse effect on our business, financial conditions, and results of operations.”

Our business model and the conduct of our operations may have to vary in each U.S. jurisdiction where we do business to address the unique features of applicable law to ensure we remain in compliance with that jurisdiction’s laws. Our failure to adequately do so may have an adverse impact on our business, financial condition, and results of operations.

Lottery laws vary among U.S. jurisdictions. This means that our business model and the conduct of our operations may have to vary in each jurisdiction where we do business to ensure we remain in compliance with applicable laws. For example, some jurisdictions prohibit lottery ticket courier services, while some jurisdictions in the U.S. prohibit charging certain fees to the user, and further still, some jurisdictions require us to be licensed or registered, which will require us to incur certain costs in connection with the licensing or registration process. In each U.S. jurisdiction, we may be required to structure our business model and conduct our operations to address the unique features of applicable law.

Many of the U.S. jurisdictions in which we currently do business or anticipate doing business require that lottery game tickets to be sold only by licensed retailers and prohibit sale or resale of lottery tickets at prices in excess of the purchase price designated by the applicable regulatory authority. Because lottery tickets are typically considered bearer instruments, we can purchase tickets on behalf of our users and customers and charge certain service fees within the limits of the applicable laws in each U.S. jurisdiction. In most cases, with Virginia being a notable exception, the laws do not specifically prohibit users from engaging our services to purchase lottery tickets on their behalf. However, certain types of fees are prohibited in certain jurisdictions. For example, Pennsylvania prohibits “any fee associated with the acquisition or transportation of lottery tickets or shares” and Illinois law prohibits service charges, handling fees or other costs added to the established price of a ticket. In those states and other states with similar prohibitions, we will need to structure our business model to comply with the relevant laws while still endeavoring to operate profitably.

If a U.S. jurisdiction prohibits our services, imposes onerous licensing or regulatory requirements, or imposes restrictions on the fees we charge, either by enacting new statutes or regulations or by reinterpreting existing statutes and regulations, such restrictions and requirements could have a material adverse effect on our results of operations, cash flow, or financial condition.

Rules and regulations governing sweepstakes, promotions and giveaways vary by jurisdiction and country, which could restrict or eliminate our ability to generate revenues on the WinTogether Platform and our ability to increase our brand reputation and recognition by sweepstakes participants, all of which could harm our business, financial condition and results of operations.

The WinTogether Platform offers sweepstakes that support charitable causes selected by the trustees of WinTogether and incentivizes participants to donate to those chosen causes by entering donors into sweepstakes for the chance to win cash prizes, luxury items, and exceptional experiences.

The awarding of cash, prizes, and experiences requires compliance with the laws and regulations in jurisdictions and countries over sweepstakes, promotions and giveaways, which are complex and constantly changing. Any negative finding of law regarding the characterization of the type of activity conducted on the WinTogether Platform could limit or prevent the Company’s ability to obtain participants from those jurisdictions, which in turn could impact the Company’s ability to scale this source of revenue in the future and increase our brand recognition and reputation by sweepstakes participations. The ability or willingness of charitable causes, payment processors and other third parties necessary to conduct the WinTogether Platform business also may be impacted or limited due to changes in laws or any perceived negative consequences of engaging in the business of sweepstakes, promotions, and giveaways. The foregoing could harm our business, financial condition and results of operations.

In some jurisdictions our key executives, certain employees, or other individuals related to the business may be subject to licensing or compliance requirements. Failure by such individuals to obtain the necessary licenses or comply with individual regulatory obligations, could cause the business to be non-compliant with its obligations, or imperil its ability to obtain or maintain licenses that may be necessary for the conduct of our business. In some cases, the remedy to such a situation may require the removal of a key executive or employee and the mandatory redemption or transfer of such person’s equity securities.

We currently hold a license issued by the Texas Lottery Commission to conduct the retail sale of lottery tickets in the State of Texas. We may determine or be required to secure additional licenses from other regulatory authorities with jurisdiction over lottery operations in new markets in which we contemplate expansion, including, without limitation, the States of New York and New Jersey (regulated by the New York State Gaming Commission and the New Jersey Lottery Commission, respectively). Such licensure may impose additional obligations on us and our operations, which may include continuous disclosure to and an investigation by the applicable regulatory authority into the financial stability, integrity and business experience of the Company, its affiliates, and their respective significant stockholders, directors, officers, and key employees. In markets in which we have not previously operated or in newly regulated markets, licensing regimes may impose licensing requirements or conditions with which we have not previously been required to comply, which may include locating technical infrastructure within the relevant territory, establishing real-time data interfaces with the regulatory authority, implementing consumer protection, responsible gaming and privacy measures, or additional approvals or certifications of our technology, all of which may present operational challenges and material costs, and any of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.

To the extent that any stockholder, director, officer or key employee is required to submit to required background checks and provide disclosure and fails to do so, or they or the Company fail to do so to the satisfaction of the relevant regulatory authority, such failure may jeopardize the grant of a license, provide grounds for termination of an existing license, or result in the imposition of penalties. Generally, any person or entity that fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by a competent authority that they are required to do so may be denied a license or found unsuitable, as applicable, which may result in our being required to sever our relationship with such person or entity. Further, we may be subject to disciplinary action or suffer revocation of licensure if, following notification that a person or entity is disqualified or unsuitable, we: (a) pay them any dividend or interest upon our shares; (b) allow them to exercise, directly or indirectly, any voting right conferred through the shares they hold; (c) pay them remuneration in any form for services rendered or otherwise; or (d) if required, fail to pursue all lawful efforts to terminate their association with the Company or require them to relinquish their shares.

In some U.S. jurisdictions, certain stockholders may also be required to file applications or submit to background checks. While such requirements typically apply only to stockholders in excess of certain thresholds (such as five or ten percent of the outstanding shares) or to stockholders who also have an active role in the Company, we cannot ensure that such jurisdictions might not seek licensure of additional stockholders in the future.

While we believe that we are in compliance with all material licensure requirements applicable to our operations, we cannot ensure that our activities will remain in compliance or that we will continue to receive all licenses or license renewals for which we apply. The loss of a license that we currently hold, or failure to receive a license, could have a material adverse effect on us or on our business, financial condition, or results of operations.

Gaming and lottery authorities may revoke or suspend licenses, levy fines against us, or seize certain of our assets if we violate gaming regulations. We cannot ensure that we will be able to obtain or maintain the necessary licenses or approvals or that the licensing process will not result in delays or adversely affect our operations. Disciplinary action against a license holder in one jurisdiction could lead regulators in other jurisdictions to pursue similar action.

We cannot ensure that regulatory or governmental authorities will not seek to restrict our business in their jurisdictions or institute enforcement proceedings against us. We cannot ensure that any instituted enforcement proceedings will be favorably resolved, or that such proceedings will not have a material adverse effect on our ability to retain and renew existing licenses or to obtain new licenses.

A court may find that part or all of the provision included in our Charter pertaining to the redemption right with respect to capital stock held by any stockholders who are deemed to be “disqualified” or “unsuitable” holders is not enforceable, either in general or as to a particular fact situation.

Under the laws of the State of Delaware, our jurisdiction of incorporation, a corporation may provide in its certificate of incorporation for the amount of securities that may be owned by any person or group of persons for the purpose of maintaining any statutory or regulatory advantage or complying with any statutory or regulatory requirements under applicable law. Delaware law provides that ownership limitations with respect to shares of our stock issued prior to the effectiveness of our Second Amended and Restated Certificate of Incorporation (our “Charter”) will be effective against (i) stockholders with respect to shares that were voted in favor of the proposed provision; and (ii) purported transferees of shares that were voted for the proposed provision if (a) the transfer restrictions are conspicuously noted on the certificate(s) representing such shares, or (b) the transferee had actual knowledge of the transfer restrictions (even absent such conspicuous notation). The shares of common stock, par value $0.001 per share (the “Common Stock”) issued after the effective date of our Charter were issued with the ownership limitation conspicuously noted on the certificate(s) representing such shares and therefore under Delaware law such newly issued shares will be subject to the transfer restriction. We have also disclosed such restrictions to persons holding our stock in uncertificated form.

We cannot assure you that the provision pertaining to the redemption right with respect to capital stock held by any stockholders who are deemed to be “disqualified” or “unsuitable” holders is enforceable under all circumstances, particularly against stockholders who did not vote in favor of the proposed provision, who do not have notice of the ownership limitations at the time they subsequently acquire their shares, or who acquire shares that were owned, at the time of the vote on the provision, by a stockholder (or stockholders) who did not vote such shares in favor of the proposed provision. Accordingly, we cannot assure you that we would be able to redeem the shares of a stockholder deemed an unsuitable person by applicable regulatory authorities.

We will continually develop internal compliance programs and requirements in an effort to ensure that we comply with legal requirements imposed in connection with our activities and generally applicable to all publicly traded companies, however, we cannot ensure that they will prevent the violation of one or more laws, which may have an adverse impact on our business, financial condition, and results of operations.

We will continually develop internal compliance programs in ongoing efforts to ensure our compliance with legal requirements imposed in connection with our business activities and with legal requirements generally applicable to all publicly traded companies. While we are firmly committed to full compliance with all applicable laws, and believe that we will continue to establish appropriate procedures and policies, we cannot ensure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us, an employee, a customer or an affiliate will not result in the imposition of a monetary fine or suspension or revocation of one or more of our governmental licenses, findings of suitability, registrations, permits and approvals, which could have a material adverse effect on us or on our results of operations, cash flow, or financial condition.

While we are confident that we will face additional regulatory requirements as we expand, we cannot predict the effect of future regulatory requirements to which our operations might be subject or the manner in which such requirements might be enforced. The compliance policies and procedures we implement may not always be followed at all times by directors, management, employees, agents, partners and other related parties, whether through neglect or intention. Our policies and procedures may not effectively detect and prevent violations of applicable laws by one or more of our directors, management, employees, agents, partners, customers, affiliates, or other related or third parties. As a result, we could be subject to investigations, criminal and civil penalties, sanctions and/or other enforcement measures that in turn could have a material adverse effect on our results of operations, cash flow, or financial condition.

We take our corporate responsibility to our users, customers, and the requirements of the regulatory authorities in the jurisdictions in which we operate very seriously and are focused on maintaining a safe and responsible gaming environment. Our failure to remain in compliance with underage and responsible gaming requirements or any amendments or additions to such requirements could have a material adverse effect on us, our reputation and brand, or on our business, results of operations, or financial condition.

We are committed to compliance with the underage and responsible gaming requirements set forth in the domestic and international statutes and regulations in the jurisdictions in which we do business and, as applicable, that govern our operations. We take our corporate responsibility to our users, customers and the regulators in the jurisdictions in which we operate very seriously and are focused on maintaining a safe and responsible gaming environment. We continue to evaluate and develop our technology to meet the statutory requirements regarding responsible gaming and self-exclusion as well as our own self-imposed objectives regarding corporate social responsibility, as demonstrated by our ongoing compliance objectives and policies.

All of the U.S. jurisdictions and most of the international jurisdictions in which we operate prohibit sales of lottery tickets to persons under 18 years of age. We have instituted know-your-customer requirements to aid our efforts in identifying minors and preventing them from using our services. In many cases, these requirements apply to our lottery retailer partners and may not apply to us. Nevertheless, if we fail to abide by these requirements, our partners may be reluctant to do business with us or the applicable regulatory authorities may amend the requirements to apply specifically to us, to the extent that they do not already do so.

Many jurisdictions, especially international jurisdictions, are imposing more stringent rules with regard to underage and responsible gaming. This trend could continue to spread and both U.S. and international jurisdictions may strengthen underage and responsible gaming requirements. In the event that any jurisdiction in which we operate mandates additional requirements regarding corporate social responsibility, responsible gaming, self-exclusion, or similar mandates, we may be required to undertake additional technological initiatives to remain in compliance. Implementation of any such initiatives may present operational challenges and material costs and divert the attention of management and systems developers and engineers, any of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition. The failure to remain in compliance with underage and responsible gaming requirements or any amendments or additions to such requirements could have a material adverse effect on us or on our business, results of operations, or financial condition.

We are subject to governmental laws and requirements of the U.S. and various international jurisdictions in which we operate regarding anti-bribery, anti-corruption, economic and trade sanctions, anti-money laundering, and counter-terror financing. Alleged or actual violation of any of these laws or requirements could negatively impact our brand and reputation, our ability to obtain or maintain any governmental licenses, findings of suitability, registrations, permits, and approvals, any of which could negatively impact our business, financial condition, and results of operations.

As a digital company operating within the U.S. and are subject to the jurisdiction of various governments and regulatory agencies, we are accordingly subject to domestic and international laws regarding anti-bribery, anti-corruption, economic and trade sanctions, anti-money laundering, and counter-terror financing.

Our operations and our growth plans, including in connection with our intent to expand into new markets and undertake strategic acquisitions, may bring our officers, directors, employees, and representatives into contact with “foreign officials” responsible for issuing or renewing governmental licenses, findings of suitability, registrations, permits and approvals, or for otherwise enforcing governmental regulations and requirements. In our contact with such foreign officials, we are required to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which include the U.S. Foreign Corrupt Practices Act (the “FCPA”), and the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), as well as corresponding laws and regulations of the other countries where we do business. The FCPA, the U.K. Bribery Act, and other applicable laws prohibit us and our officers, directors, employees, and business partners acting on our behalf, from corruptly offering, promising, authorizing, or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. Our operations, trade practices, investment decisions, and partnering activities may be restricted as a result.

In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. Our international operations expose us to the risk of violating, or being accused of violating, anti-corruption laws and regulations. Our failure to successfully comply with these laws and regulations may expose us to brand and reputational harm, as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, and injunctions, as well as impacting our ability to maintain or obtain any governmental licenses, findings of suitability, registrations, permits and approvals. Further, investigations of alleged violations can result in substantial costs, fines, or penalties and diversion of our resources. We are continuously developing and maintaining requirements to comply with applicable anti-corruption laws and regulations, however, there is no certainty that they will effectively prevent violations for which we may be held responsible, or at all.

We are currently required to comply with U.S. economic and trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”). Our Platform may be accessible from a sanctioned country in violation of applicable trade and economic sanctions. As part of our ongoing compliance efforts, we are implementing requirements to ensure that we do not violate these laws and requirements, however, our failure to adequately implement such requirements, fully perform our compliance requirements, or otherwise breach our compliance requirements with OFAC could result in our being subject to penalties, fines or other enforcement actions.

We process, support and execute financial transactions as part of our business and disburse funds on behalf of certain of our users, including receiving payment card information and processing payments for and due to our users. Accordingly, we may be subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, involvement in transferring the proceeds of criminal or terrorist activities, including, in the U.S., the Bank Secrecy Act of 1970, as amended (the “BSA”), and certain provisions of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). We have developed a risk-based anti-money laundering program that we are implementing, however, in the event that we breach any of these laws and regulations that are applicable to us, we could be subject to significant civil fines, penalties, inquiries, audits, investigations, enforcement actions, and criminal and civil liability.

Any failure on our part to implement, maintain or follow the necessary processes and policies to comply with these regulations and requirements, or to adapt our processes and policies to changes in laws or regulations would adversely impact our brand and reputation, or our ability to obtain or maintain any governmental licenses, findings of suitability, registrations, permits and approvals, and would negatively impact our business, financial condition and results of operations.

We are subject to domestic and foreign laws relating to processing certain financial transactions, including payment card transactions, and failure to comply with those laws, even if inadvertent, could have a material adverse effect on our business, financial condition, and results of operations.

As a result of our undertaking certain payment transactions on behalf of certain of our users, including receiving payment card information and processing payments, we are subject to or we voluntarily comply with a number of rules, laws and regulations relating to privacy and information security, electronic fund transfers, payment services and convenience fees. If we were found to be in violation of applicable rules, laws and regulations, we could be subject to additional liability, including card association and governmental fines or other sanctions, and we could be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals.

We have implemented procedures and continue to implement policies and procedures to preserve and protect payment data against loss, corruption, misappropriation caused by systems failures, unauthorized access or misuse. However, to the extent we retain our user’s data, we could be subject to liability claims by users for the misuse of that information, which could negatively impact our ability to utilize certain payment cards, or undertake certain transactions, which could disrupt our business. Failure to comply with these rules and laws may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines or criminal prosecution, reputation and brand damage, and restrictions on our ability to process and support financial transactions, any of which could have a material adverse effect on our business, financial condition and results of operations.

Tax and other regulatory authorities may successfully assert that we have not properly collected or remitted withholding taxes, and as a result may successfully impose additional obligations, fines, penalties or other financial liability on us, any of which could adversely affect our business, financial condition, and results of operations.

Federal tax rules generally require payers to report payments to unrelated parties to the Internal Revenue Service. In the event of our failure to comply with such reporting obligations, due to failure in the application of our judgment in evaluating our obligations, our effective compliance with our internal process and its execution, or with respect to the process and manner in which we calculate and remit amounts due and owing to taxing authorities timely or at all, could subject us to brand and reputational damage, fines, penalties, and other financial liability, any of which could harm our business, financial condition, and results of operations.

In certain instances, we collect and remit applicable withholding taxes in the claims and redemption process. Regulatory and tax authorities may raise questions about, or challenge or disagree with, this practice, or in the application of our judgment in evaluating our obligations, our effective compliance with our internal process and its execution, or with respect to the process and the manner in which taxes are calculated, remitted and withheld as a result. A successful assertion by one or more regulatory or tax authorities requiring us to alter our practice could result in brand and reputational damage, fines, penalties and other financial liability, or discourage our users and commercial partners from using our Platform, any of which could harm our business, financial condition, and results of operations.

Human Capital Risks

Continued growth and success will depend on the performance of our current and future employees, including certain key employees. Recruitment and retention of these individuals is vital to growing our business and our business plans. The loss of any of our key executives or other key employees could harm our business.

We depend on a limited number of key personnel to manage and operate our business, including our Chief Executive Officer, Tony DiMatteo, our Chief Revenue Officer, Matt Clemenson, our Chief Legal Officer and Chief Operating Officer, Katie Lever, and our Chief Financial Officer and President, Ryan Dickinson. The leadership of these key personnel has been a critical element of our success, in part, because of their executive expertise leading technology and research and development initiatives in the multimedia industry. As a result, we expect that such leadership will continue to be a critical element of our success in the future. The departure, death or disability of any one of our executive officers or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business.

In addition, certain of our other employees have made significant contributions to our growth and success. We believe our success and our ability to compete and grow will depend in large part on the efforts and talents of our employees and on our ability to retain highly skilled personnel. The competition for these types of personnel is intense and we compete with other potential employers for the services of our employees. As a result, we may not succeed in retaining the executives and other key employees that we need. Employees, particularly developers and engineers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future. In addition, the loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

Additionally, as we grow and develop the infrastructure as a public company, we may find it difficult to maintain our entrepreneurial, innovative and team-based culture. Our retention and recruiting may require significant increases in compensation expense as we transition to a public company, which would adversely affect our results of operation.

If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business, financial condition and results of operations could be seriously harmed.

Illegal, improper, or otherwise inappropriate activity of our couriers, whether or not occurring while performing their employment duties, could expose us to liability and adversely affect our business, reputation, brand, financial condition, and results of operations.

Illegal, improper, or otherwise inappropriate activities by our couriers, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our Platform or individuals who are intentionally impersonating users or couriers or the activities of couriers while purchasing lottery game tickets, may occur, which could adversely affect our reputation, brand, business, financial condition, and results of operations. These activities may include attempted theft, unauthorized use of payment card or financial account information, user identity theft, theft of lottery games, and other misconduct. Such activities may result in injuries or damage for users and third parties, or business interruptions, reputational and brand damage, or other significant liabilities for us.

While we have implemented various measures intended to anticipate, identify, and address the risk of these types of activities, these measures may not adequately address or prevent all illegal, improper, or otherwise inappropriate activity by these parties from occurring and such conduct could expose us to liability, including through litigation, or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper, or otherwise inappropriate activities, such as our requirement that all couriers undergo a background check, are too restrictive and inadvertently prevent couriers and users otherwise in good standing from using our Platform, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and engagement of the number of couriers and users on our Platform and their use of our Platform could be adversely affected. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.

Dependence on Third Parties Risks

Our business model depends upon the continued compatibility between our B2C Platform and the major mobile operating systems and upon third-party platforms for the distribution of our product offerings. If Google Play or the Apple App Store or other mobile download sites prevent users from downloading our apps or if our advertising is blocked or rejected from being delivered to our users, our ability to grow our revenue, profitability, and prospects may be adversely affected.

Our users access our B2C Platform product offerings on mobile devices and web applications, and accordingly, our business model depends upon the continued compatibility between our application and the major mobile operating systems. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to download applications or access specified content on mobile devices.

In addition, we rely upon third-party platforms for distribution of our product offerings. The Google Play store and Apple App Store are global application distribution platforms and the main distribution channels for our application. As such, the promotion, distribution and operation of our application are subject to the respective distribution platforms’ standard terms and policies for application developers, which are very broad and subject to frequent changes and interpretation. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers.

There is no guarantee that popular mobile devices will start or continue to support or feature our product offerings, or that mobile device users will continue to use our product offerings rather than competing products. We are dependent on the interoperability of our technology with popular mobile operating systems, technologies, networks and standards that we do not control, such as the Android and iOS operating systems, and any changes, bugs, technical or regulatory issues in such systems, our relationships with mobile manufacturers and carriers, or in their terms of service or policies that degrade our offerings’ functionality, reduce or eliminate our ability to distribute our offerings, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges related to delivering our offerings, could adversely affect our product usage and monetization on mobile devices.

Furthermore, we may not successfully cultivate relationships with key industry participants or develop product offerings that operate effectively with these technologies, systems, networks, regulations, or standards. If it becomes more difficult for our users to access and use our offerings on their mobile devices, if our users choose not to access or use our offerings on their mobile devices, or if our users choose to use mobile products that do not offer access to our offerings, our user growth, retention, and engagement could be seriously harmed. In addition, if any of the third-party platforms used for distribution of our product offerings were to limit or disable advertising on their platforms, either because of technological constraints or because the owner of these distribution platforms wished to impair our ability to serve ads on them, our ability to generate revenue could be harmed. Also, technologies may be developed that can block the display of our ads. These changes could materially impact the way we do business, and if we or our advertising partners are unable to quickly and effectively adjust to those changes, there could be an adverse effect on our business, financial condition, and results of operations.

We rely on third-party providers for validation services regarding our users, and if such providers fail to perform adequately, provide inaccurate information, or we do not maintain business relationships with them, our business, financial condition, and results of operations could be adversely affected.

We currently, and will in the future, rely on third-party providers to assist in some or all of the required validation of the identity, verification of the age, or geo-location of our prospective users, however, there is no guarantee that such third-party systems will perform adequately, or at all, or be effective. To the extent that we rely on third parties for our identity, age, or geolocation systems to ensure that we are in compliance with certain laws and regulations, any service disruption to those systems would prohibit us from operating our offerings and would adversely affect our business. Additionally, incorrect or misleading geolocation, age, and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions, or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation, age and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition, and results of operations could be adversely affected.

We rely on third-party payment processors to process payments and withdrawals made by our users, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition, and results of operations could be adversely affected.

We rely on a limited number of third-party payment processors to process payments and withdrawals made by our users. If any of our third-party payment processors terminates its relationship with us or refuses to renew their agreements with us on commercially reasonable terms, we would need to find an alternate payment processors, and may not be able to secure similar terms or replace such payment processors in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept payments or other payment transactions or make timely payments to our users, any of which could make our technology less trustworthy and convenient and adversely affect our ability to attract and retain our users.

Nearly all of our payments are made by credit card, debit card, automated clearing house transaction, or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our users and customers, including with respect to money laundering, money transfers, privacy, and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our users and customers. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.

For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the U.S. and numerous state and local agencies who may define money transmitter differently. Certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the U.S., we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules in ways that might restrict or prohibit us from using certain payment methods in providing certain offerings to some users, be costly to implement or difficult to implement. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or our users violate these rules. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

Our technology contains third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to provide our offerings.

Our technology contains software modules licensed to us by third-party authors under “open source” licenses, including the distributed ledger technology, which we currently use and intend to continue to use in our Platform. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our technology.

Some open-source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open-source software we use or grant other licenses to our intellectual property. If we combine our software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.

Although we monitor our use of open-source software to avoid subjecting our technology to conditions we do not intend, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our technology. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate open-source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our technology will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our technology, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, and results of operations.

If we cannot license rights to use third-party technologies on reasonable terms, we may not be able to commercialize new products or services in the future.

In the future, we may license third-party technology to develop or commercialize new products or offer new services. In return for the use of a third-party’s technology, we may agree to pay the licensor royalties based on sales of our products or services. Royalties are a component of cost of revenue and affect the margins on our products. We may also need to negotiate licenses to use third-party intellectual property. Our business may suffer if we are unable to enter into the necessary licenses on acceptable terms, or at all, if any necessary licenses are subsequently terminated, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties, or if the licensed patents or other rights are found to be invalid or unenforceable.

We rely on relationships with lottery organizations from which we acquire lottery data information for the provision of our Data Services. Loss of existing relationships or failure to expand existing relationships may cause loss of competitive advantage or require us to modify, limit or discontinue certain offerings, which could materially affect our business, financial condition and results of operations.

We rely on relationships with lottery organizations from which we acquire rights to collect and supply lottery data that we provide to our users and customers. The future success of our Data Service business may depend, in part, on our ability to obtain, retain and expand relationships with lottery organizations. We have arrangements with lottery organizations for rights to their data. Our arrangements with lottery organizations may not continue to be available to us. In the event that we lose existing arrangements or cannot continue and expand existing arrangements, we may lose our competitive advantage or be required to discontinue or limit our offerings or services. The loss of such arrangements may cause loss of competitive advantage and could materially adversely affect our financial condition, business and results of operations.

Our ability to acquire lottery games in certain jurisdictions depends significantly on our agreement with Master Goblin, and any adverse change in that agreement could adversely affect our business, financial condition and results of operations.

Our ability to efficiently acquire lottery games as requested by users in certain jurisdictions is highly dependent on our services agreement, dated as of March 10, 2020 (as amended, the “Services Agreement”), with Master Goblin Games, LLC (“Master Goblin”), an entity wholly owned by Ryan Dickinson, an officer of the Company. Master Goblin leases or will lease one or more retail locations in jurisdictions in the U.S. in which we operate and operates tabletop games stores and the ancillary business of being a sales agent or retailer licensed by the state lottery commission of such jurisdiction to sell lottery game tickets from such retail location. Pursuant to the Services Agreement, the Company acquires lottery games as requested by users in certain jurisdictions from Master Goblin in such jurisdictions.

The Services Agreement has an initial term of three years and will automatically renew one year terms following the expiration of the initial three year term. The Services Agreement may be terminated by either party by providing written notice in the event the other party is in material breach and such material breach has not been cured within 60 days of providing such notice. Such terminating party must provide written notice of its intent to terminate no less than thirty days prior to the automatic renewal date to prevent the renewal. If the Services Agreement is terminated or substantially amended on terms that are not favorable to the Company, including in the event of the termination of Mr. Dickinson’s roles with the Company, until such time as we make similar alternative arrangements with a licensed sales agent or retailer licensed by the state lottery commission of such jurisdiction to sell lottery game tickets, we would be required to employ and deploy individual messengers to acquire the lottery game tickets that we require, which may have significantly higher risk and costs associated with such employment and deployment, or seek alternative arrangements, which may not be available on similar terms or at all. In the jurisdictions in which it operates, there are very few companies in the market that provide retail services that are similar to those provided by Master Goblin or otherwise appropriate to qualify for or obtain a license from the relevant state lottery commission to sell lottery game tickets and fulfill obligations under an agreement similar to the Services Agreement, and in any event, there is no guarantee that they would timely qualify for such a license from the appropriate state lottery commission or at all. If we fail to quickly locate, negotiate and finalize alternative arrangements, or if we do, but such alternatives do not provide for terms that are as favorable as those currently provided and utilized, we would experience a material reduction in our revenues and, in turn, our business, financial condition and results of operations would be adversely affected.

Geographic Expansion and Acquisition Risks

Our business plan includes the evaluation and potential acquisition and integration of businesses or their assets. Our business may suffer if we are unable to successfully undertake the integrations into the Company or otherwise manage the growth associated with such acquisitions, which could adversely affect our operating results and result in charges to earnings, impairing our business, financial condition, and results of operations.

As part of our business strategy, we have made, and we intend to continue to make, acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies, including, for example complementary and synergistic lottery game businesses in jurisdictions with sizable TAM, such as Eastern Europe and Africa, that will assist in our plans to expand our global footprint and technological offerings. From time to time, we may enter into letters of intent, agreements, agreements in principle or memoranda of understanding or similar documents or commitments related to acquisitions of a new or complementary business. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain any required financing or governmental licenses, findings of suitability, registrations, permits and approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all, and in accordance with requirements. We may decide to pursue acquisitions with which our investors may not agree and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our organization, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including, without limitation:

●	the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, culture, personnel, financial reporting, accounting and internal controls, technologies, and products into our business;

●	increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic, or cultural challenges in managing and integrating the expanded or combined operations;

●	entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

●	exposure to compliance, intellectual property or other issues, not uncovered by a limited due diligence review of the target or otherwise;

●	diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;

●	the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and

●	the ability to retain or hire qualified personnel required for expanded operations.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing additional equity to fund an acquisition would cause economic dilution to existing stockholders. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our equity unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be seriously harmed.

Our strategy anticipates substantial growth, and if we fail to adequately scale product offerings and manage our entry into new territories, our business and reputation may be harmed.

Our business strategy contemplates substantial growth in our user and customer base, and a strategy to capture a larger share of a dynamic lottery market and shifting demographic, primarily in the U.S. but internationally as well. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

●	implement additional management information systems;

●	further develop our operating, administrative, legal, compliance, financial and accounting systems and controls;

●	hire additional qualified personnel and develop human capital;

●	comply with additional regulatory regimes, securing licenses, findings of suitability, registrations, permits and approvals; and

●	maintain close coordination among our engineering, operations, legal, compliance, finance, sales and marketing and customer service and support organizations.

Failure to accomplish any of these requirements could adversely affect our ability to deliver our product, service, and systems offerings in a timely fashion, fulfill existing commitments or attract and retain new users and customers.

We may require additional capital to support our growth plans, including in connection with our expansion into new markets and our strategic acquisitions, and such capital may not be available on reasonable terms or at all. This could hamper our growth and adversely affect our business.

We intend to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new technology, services, and systems or enhance our existing offerings, improve our operating infrastructure, enhance our information security systems to combat changing cyber threats, or implement more mature corporate and operating processes to support growth, and acquire complementary businesses, personnel and technologies. Our success depends on our ability to retain and acquire users and customers, which may require significant investments and additional capital. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, market conditions, our credit rating, and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to obtain additional capital when required, or on reasonable terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

We may face difficulties as we expand our operations into new markets in which we have limited or no prior operating experience.

Our capacity for continued growth depends, in part, on our ability to expand our operations into, and compete effectively in, new local entertainment, gaming and Online Lottery markets. It may be difficult for us to understand and accurately predict consumer preferences and spending habits in these new local markets. In addition, each market has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate. In addition, each market is subject to distinct competitive and operational dynamics. These include our ability to offer more attractive products, services and systems than alternative options and our ability to efficiently attract and retain users and customers, all of which affect our sales, results of operations, and key business metrics. As a result, we may experience fluctuations in our results of operations due to the changing dynamics in the local markets where we operate. If we invest substantial time and resources to expand our operations and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected.

International Operations Risks

The international scope of our operations may expose us to increased legal and regulatory risks, and our international operations and corporate and financing structure may expose us to potentially adverse tax consequences.

We have international operations, including in Mexico as a result of the closing of our acquisition in June 2021 of Global Gaming Enterprises, Inc., which is a majority shareholder of Electronicos y de Comunicacion, S.A.P.I de C.V. and JuegaLotto, S.A. de C.V. Accordingly, our business is subject to risks resulting from differing legal and regulatory requirements, political, social and economic conditions, and unforeseeable developments in a variety of jurisdictions. Our international operations are subject to the following risks, among others:

●	political instability;

●	international hostilities, military actions, terrorist or cyber-terrorist activities, natural disasters, pandemics, and infrastructure disruptions;

●	differing economic cycles and adverse economic conditions;

●	unexpected changes in regulatory environments and government interference in the economy, including lottery and gaming, data privacy and advertising laws and regulations;

●	changes to economic and anti-money laundering sanctions, laws and regulations;

●	varying tax regimes, including with respect to the imposition of withholding taxes on remittances and other payments by our partnerships or subsidiaries;

●	differing labor regulations;

●	foreign exchange controls and restrictions on repatriation of funds;

●	fluctuations in currency exchange rates;

●	inability to collect payments or seek recourse under or comply with ambiguous or vague commercial or other laws;

●	insufficient protection against product piracy and rights infringement and differing protections for intellectual property rights;

●	varying attitudes towards lottery games and betting by foreign governments;

●	difficulties in attracting and retaining qualified management and employees, or rationalizing our workforce;

●	differing business practices, which may require us to enter into agreements that include non-standard terms; and

●	difficulties in penetrating new markets due to entrenched competitors, lack of recognition of our brands or lack of local acceptance of our products, services and systems.

Our overall success as a global business depends, in part, on our ability to anticipate and effectively manage these risks, and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to our international operations, our business, financial condition, and results of operations may be materially affected.

We have expanded our presence internationally, and any future actions or escalations that affect trade relations may cause global economic turmoil and potentially have a negative impact on our business. In particular, we may have access to fewer business opportunities and our international operations may be negatively impacted.

As a result of the intended growth of the international scope of our operations and our corporate and financing structure, we may become subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation of these laws or regulations in any applicable jurisdiction, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, changes in or to the interpretation of the tax laws or tax treaties of the countries in which we operate may adversely affect the manner in which we have structured our business operations and legal entity structure to efficiently realize income or capital gains and mitigate withholding taxes, and may also subject us to tax and return filing obligations in such countries that do not currently apply to us. Such changes may increase our tax burden and/or may cause us to incur additional costs and expenses in compliance with such changes. In addition, the tax authorities in any applicable jurisdiction may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions, including the tax treatment or characterization of our indebtedness. If any applicable tax authorities were to successfully challenge the tax treatment or characterization of any of our transactions, it could result in the disallowance of deductions, the imposition of withholding taxes, the reallocation of income or other consequences that could have a material adverse effect on our business, financial condition and results of operations.

In addition, the U.S. Congress, the U.K. Government, the Organization for Economic Co-operation and Development (the “OECD”), and other government agencies have had an extended focus on issues related to the taxation of multinational corporations. Further, the introduction of a digital services tax, such as the U.K. digital services tax introduced with effect from April 1, 2020, may increase our tax burden, which could adversely affect our business, financial condition and results of operations. Finally, the international scope of our business operations could subject us to multiple overlapping tax regimes that can make it difficult to determine what our obligations are in particular situations.

Fluctuating foreign currency and exchange rates may negatively impact our business, results of operations, and financial position.

Due to our international operations, a portion of our business is denominated in foreign currencies. As a result, fluctuations in foreign currency and exchange rates may have an impact on our business, results of operations and financial position. Foreign currency exchange rates have fluctuated and may continue to fluctuate. Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn affects our consolidated revenue. Currencies may be affected by internal factors, general economic conditions and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the respective local currency may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

Intellectual Property Risks

If we are unable to protect our intellectual property and proprietary rights or prevent its unauthorized use by third parties, our ability to compete in the market or our business, financial condition, and results of operations may be harmed.

We have and seek to protect our intellectual property to ensure that our competitors do not use such intellectual property. However, intellectual property laws in the U.S. and in other jurisdictions may afford differing and limited protection, may not permit us to gain or maintain a competitive advantage, and may not prevent our competitors from duplicating our products, designing around our proprietary products or technology, or gaining access to our proprietary information and technology, and are costly and time consuming.

Currently, we have one trademark registered with the U.S. Patent and Trademark Office and the registration of eight other word marks and one logo is pending with the U.S. Patent and Trademark Office. Our success may depend, in part, on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection, which may not always be successful. We are continually evaluating opportunities to file patents. We cannot provide assurance that any future patent applications we hold or have rights to will result in an issued patent, or that, if patents are issued, they would necessarily provide meaningful protection against competitors and competitive technologies or adequately protect our then-current technologies. Additionally, even if granted, we may not be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, and there can be no assurance that any trademark, copyright, or issued patent will provide competitive advantages for us or that our intellectual property will not be successfully challenged or circumvented by competitors.

We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets. For example, there can be no assurance that consultants, vendors, partners, former employees, or current employees will not breach their obligations regarding non-disclosure and restrictions on use. Anyone could seek to challenge, invalidate, circumvent, or render unenforceable any patent that we seek protection over in the future. We may not be able to detect the unauthorized use of our intellectual property, prevent breaches of our cybersecurity efforts, or take appropriate steps to enforce our proprietary or intellectual property rights effectively. In addition, certain contractual provisions, including restrictions on use, copying, transfer, and disclosure of software, may be unenforceable under the laws of certain jurisdictions.

We intend to enforce our intellectual property rights, and from time to time may initiate claims against third parties that we believe are infringing our intellectual property rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, could fail to obtain the results sought, and could have a material adverse effect on our results of operations, business, and financial condition.

The intellectual property rights of others, including claims of third parties that we are infringing on their intellectual property and proprietary rights, may prevent us from developing new products, services and systems, entering new markets or may expose us to significant license fees, liability, or costly litigation.

Our success depends, in part, on our ability to continually adapt our business activities, products, services, and systems to incorporate new technologies and to expand into entertainment and gaming markets that may be created by new technologies. If technologies are protected by the intellectual property rights of others, including our competitors, we may be prevented from introducing products, services or systems based on these technologies or expanding into markets created by these technologies. If the intellectual property rights of others prevent us from taking advantage of innovative technologies, our prospects, results of operations, cash flows, and financial condition may be adversely affected.

We cannot assure that our business activities, products, services, and systems will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. In addition to infringement claims, third parties may allege claims of invalidity or unenforceability against us or against our licensees or manufacturers in connection with their use of our technology. A successful challenge to, or invalidation of, one of our intellectual property interests, a successful claim of infringement by a third party against us, our business activities, products, services and systems, or one of our licensees in connection with the use of our technologies, or an unsuccessful claim of infringement made by us against a third party or its business activities, products, services and systems could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

●	be expensive and time consuming to defend or require us to pay significant amounts in damages;

●	invalidate our proprietary rights;

●	cause us to cease making, licensing or using products, services or systems that incorporate the challenged intellectual property;

●	require us to redesign, reengineer or rebrand our products, services or systems or limit our ability to bring new products, services or systems to the market in the future;

●	require us to enter into costly or burdensome royalty, licensing or settlement agreements in order to obtain the right to undertake a business activity or use a product, process or component;

●	impact the commercial viability of the products, services and systems that are the subject of the claim during the pendency of such claim; and

●	require us by way of injunction to remove products, services, or systems or stop implementing the business practice, or stop selling or offering new products, services.

Legal Proceedings Risks

We are party to pending litigation and investigations in various jurisdictions and with various plaintiffs and we may be subject to future litigation or investigations in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business, financial condition, and results of operations.

We are, and have been party to, and we may in the future increasingly face the risk of, claims, lawsuits, investigations, and other proceedings, including those which may involve securities, competition and antitrust, anti-money laundering, OFAC, regulatory, lottery or gaming, intellectual property, privacy, consumer protection, accessibility claims, tax, labor and employment, commercial disputes, services and other matters. Litigation to defend us against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs, fines or penalties and diversion of our resources, causing a material adverse effect on our business, financial condition, and results of operations.

Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, the posting of bonds requiring significant collateral, letters of credit or similar instruments, or we may decide to settle lawsuits on similarly unfavorable terms. These proceedings could also result in reputational harm and brand damage, criminal sanctions, consent decrees or orders preventing us from offering certain products or requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. Litigation and other claims and regulatory proceedings against us could result in unexpected disciplinary actions, expenses and liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

Failure to perform under agreements regarding our Platform or our Data Services, affiliate agreements, or other contracts that we are party to may result in litigation, substantial monetary liquidated damages and contract termination, which would materially and adversely affect our business, financial condition and results of operations.

Our business may subject us to contractual penalties and risks of litigation, including due to potential allegations that we have not fully performed under contracts. Agreements with lottery authorities under which lottery tickets are sold as a retail vendor typically permit a lottery authority to terminate the contract at any time for material failure to perform, other specified reasons and, in many cases, for no reason at all. These contracts also frequently contain exacting implementation schedules and performance requirements and the failure to meet these schedules and requirements may result in monetary liquidated damages, as well as possible contract termination. Additionally, we are party to agreements that may include monetary liquidated damages provisions in the event of our material default thereunder. Material amounts of liquidated damages could be imposed on us in the future, which could, if imposed, have a material adverse effect on our results of operations, business or financial condition.

Public Company Operating Risks

Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations, both inside and outside of the U.S. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.

The regulated gaming and lottery industry is subject to rapid change, significant competition, and regulatory oversight and our projections are subject to the risks and assumptions made by management with respect to our industries. Operating results are difficult to forecast because they generally depend on our assessment of the timing of adoption of future legislation and regulations by different states, which are uncertain. Furthermore, if we invest in the development of new products, services or distribution channels that do not achieve significant commercial success, whether because of implementation, competition or otherwise, we may not recover the often substantial “up front” costs of developing and marketing those products and distribution channels or recover the opportunity cost of diverting management and financial resources away from other services, products or distribution channels. Moreover, if we are unable to consummate any or all of the strategic acquisition opportunities we have identified, we may not be able to meet our expected revenue targets.

Additionally, as described above under “Business, Market & Economic Risks — Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations” our business may be affected by reductions in consumer spending from time to time as a result of a number of factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. If actual results differ from our estimates, analysts may react negatively, and our stock price could be materially impacted.

The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.

As a result of being a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”), including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance and could also make it more difficult for us to attract and retain qualified members of our Board as compared to when we were a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We have and will continue to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

As a newly public company, we are subject to certain obligations with respect to our internal controls that, as a private company, we were not required to maintain, document, test or certify. A prior failure to maintain adequate financial, information technology, and management processes and internal controls while we operated as a private company has resulted in a material weakness and could continue to result in material weaknesses which could lead to errors in our financial reporting, which could adversely affect our business.

As a private company, we were not required to document and test our internal controls, nor was our management required to certify the effectiveness of our internal controls and our auditors were not required to opine on the effectiveness of our internal control over financial reporting.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020, and 2021, which relates to a deficiency in the design and operation of the financial statement close and reporting controls. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in misstatements to our financial statements that would be material and would not be prevented or detected on a timely basis. The deficiencies that we have identified include: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions; (ii) the fact that our policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively; (iii) the timely closing of financial books at the quarter and fiscal year end; and (iv) incomplete segregation of duties in certain types of transactions and processes.

Our management concluded that this material weakness is due to the fact that, prior to the Closing, we were a private company with limited resources. We did not have the necessary business processes and related internal controls, or the appropriate resources or level of experience and technical expertise, that would be required to oversee financial reporting processes or to address the accounting and financial reporting requirements. The material weakness will not be deemed to be remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management has developed a remediation plan and commenced its implementation including, among other remediation measures, the hiring of additional accounting personnel, and formal documentation policies and procedures with respect to our internal control over financial reporting processes. While these measures remain ongoing, we cannot assure you that any such measures will fully address the material weakness and deficiencies in our internal control over financial reporting or that we may conclude that they have been fully remediated. The material weakness remains unremediated as of December 31, 2021. For more information, including with respect to our specific remediation plan, see “Item 9A. Controls and Procedures.”

We are subject to the Sarbanes-Oxley Act of 2002, and specifically to Section 404 thereof (“Section 404”), which requires that we include a certification from management on the effectiveness of our internal controls in our annual reports on Form 10-K. In addition, once we cease to be an “emerging growth company” as such term is defined in the Jumpstart Our Business Startup Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, our reporting obligations may place a significant strain on our management, operational and financial resources and systems. We may be unable to complete our evaluation testing and any required remediation on a timely basis or at all.

During the course of documenting and testing our internal control procedures, in order to satisfy the requirements of Section 404, we may identify other weaknesses and deficiencies in our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or audited from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Generally speaking, if we fail to achieve and maintain an effective internal control environment, it could result in material misstatements in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. As a result, our business, financial condition and results of operations may be materially and adversely affected. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from Nasdaq, regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods.

The exclusive forum provision in our Charter may have the effect of discouraging lawsuits against our directors and officers.

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee to us or to our stockholders; (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our Charter or our Amended and Restated Bylaws (our “Bylaws”); or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine under Delaware law shall be brought, to the fullest extent permitted by law, solely and exclusively in the Court of Chancery in the State of Delaware.

In addition, our Charter requires, unless we consent in writing to the selection of an alternative forum, that the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, this provision in the Charter does not apply to claims seeking to enforce any liability or duty created by the Exchange Act since Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Although we believe this provision benefits us by providing increased consistency in the application of law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers.

Anti-takeover provisions contained in our Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. The Company is subject to anti-takeover provisions under Delaware law which could delay or prevent a change of control. These provisions are intended to avoid costly takeover battles, reduce our vulnerability to a hostile change of control and enhance the ability of our Board to maximize stockholder value in connection with any unsolicited offer to acquire us. However, these provisions may make more difficult the removal of management, may have an anti-takeover effect and may delay, deter or prevent a merger or acquisition of us by means of a tender offer, a proxy contest or other takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the prevailing market price for our securities. These provisions provide for, among other things:

●	authorized but unissued shares of Common Stock and preferred stock, which may be used for a variety of corporate finance transactions, acquisitions and employee benefit plans and the existence of which could make more difficult or discourage an attempt to obtain control of the Company by means of a proxy contest, tender offer, merger or otherwise (the DGCL does not require stockholder approval for any issuance of authorized shares);

●	stockholder action may not be by written consent (the DGCL provides that unless otherwise provided in the charter, any action of a meeting of stockholders may be taken without a meeting and prior notice by signed written consent of stockholders having the minimum number of votes that would be necessary to take such action at a meeting at which all shares entitled to vote thereon were present and voted);

●	amendment of certain provisions of the organizational documents only by the affirmative vote of at least two-thirds of the voting power of the outstanding capital stock (the DGCL provides generally that the affirmative vote of a majority of the outstanding shares entitled to vote thereon, voting together as a single class, is required to amend a corporation’s certificate of incorporation, unless the certificate of incorporation requires a greater percentage);

●	provisions providing for a staggered board of directors and detailing that the number of directors may be fixed and modified only by our Board;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at annual meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Lottery.com; and

●	the ability of our Board to issue one or more series of preferred stock.

Risks Related to Our Common Stock

An active trading market for our Common Stock may never develop or be sustained, which may make it difficult to sell the shares of Common Stock you purchase.

An active trading market for the Common Stock may not develop or continue or, if developed, may not be sustained, which would make it difficult for you to sell your shares of Common Stock at an attractive price or at all. The market price of our Common Stock may decline below your purchase price, and you may not be able to sell your shares of Common Stock at or above the price you paid for such shares or at all.

The market price of our Common Stock could be highly volatile, and you may lose some or all of your investment.

The market price of our Common Stock could be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

●	announcements by us or our competitors of new products, features, or services;

●	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

●	changes in the financial projections we may provide to the public or our failure to meet these projections;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	actual or perceived privacy or data security incidents;

●	risks related to the organic and inorganic growth of our business and the timing of expected business milestones, including those related to announced or completed acquisitions of businesses, products, services, or technologies by us or our competitors;

●	the impact of the COVID-19 pandemic on our business and our industry;

●	actual or anticipated changes in applicable laws or regulations;

●	changes in accounting standards, policies, guidelines, interpretations, or principles;

●	our ability to forecast or report accurate financial results; and

●	technical factors in the public trading market for our Common Stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Common Stock and any related hedging and other technical trading factors.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our Common Stock, regardless of the Company’s actual operating performance.

If securities or industry analysts do not publish research or reports about the Company, or publish negative reports, the Company’s stock price and trading volume could decline.

The trading market for our Common Stock will depend, in part, on the research and reports that securities or industry analysts publish about the Company. The Company does not have any control over these analysts. If the Company’s financial performance fails to meet analyst estimates or one or more of the analysts who cover the Company downgrade its common stock or change their opinion, the Company’s stock price would likely decline. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on the Company, it could lose visibility in the financial markets, which could cause the Company’s stock price or trading volume to decline.

Because the Company does not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

The Company currently anticipates that it will retain future earnings for the development, operation and expansion of its business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of the Company’s shares of Common Stock would be your sole source of gain on an investment in such shares for the foreseeable future.

Future offerings of debt or offerings or issuances of equity securities by the Company may adversely affect the market price of our Common Stock or otherwise dilute all other stockholders.

In the future, we may attempt to obtain financing or to further increase the Company’s capital resources by issuing additional shares of Common Stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. We also expect to grant equity awards to employees, directors, and consultants under the Company’s stock incentive plans. Future acquisitions could require substantial additional capital in excess of cash from operations. The Company would expect to obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

Issuing additional shares of Common Stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of the Company’s existing stockholders or reduce the market price of Common Stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of the Company’s available assets prior to the holders of Common Stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of the Common Stock. The Company’s decision to issue securities in any future offering will depend on market conditions and other factors beyond the Company’s control, which may adversely affect the amount, timing and nature of the Company’s future offerings.

Certain provisions of our Charter and Bylaws could hinder, delay or prevent a change in control of Lottery.com, which could adversely affect the price of our Common Stock.

Certain provisions of our Charter and our Bylaws could make it more difficult for a third party to acquire Lottery.com without the consent of our Board. These provisions include:

●	authorizing the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of Common Stock;

●	prohibiting stockholder action by written consent, requiring all stockholder actions be taken at a meeting of our stockholders;

●	providing that our Board is expressly authorized to make, alter or repeal the Bylaws;

●	providing that directors may be removed only for cause and then only by a two-thirds vote of the holders of a majority of the voting power of the outstanding shares then entitled to vote in an election of directors, voting together as a single class;

●	providing that vacancies on our Board, including newly-created directorships, may be filled only by a majority vote of directors then in office;

●	prohibiting stockholders from calling special meetings of stockholders;

●	requiring the affirmative vote of the holders of at least two-thirds in voting power of the outstanding shares then entitled to vote in an election of directors, voting together as a single class, to amend certain provisions of the Bylaws and certain provisions of the Charter;

●	establishing advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

●	establishing a classified board of directors, as a result of which our Board would be divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting.

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management or our Board. Stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to them. These anti-takeover provisions could substantially impede your ability to benefit from a change in control or change our management and Board and, as a result, may adversely affect the market price of Common Stock and your ability to realize any potential change of control premium. See “Item 1A. Risk Factors — Public Company Operating Risks — Anti-takeover provisions contained in our Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.”

General Risk Factors

The Company may be unable to obtain additional financing to fund the operations and growth of the business.

The Company may require additional financing to fund its operations or growth. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the Company. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect its business. In addition, the Company may seek additional capital due to favorable market conditions or strategic considerations even if it believes that it has sufficient funds for current or future operating plans. There can be no assurance that financing will be available to the Company on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for the Company to operate its business or implement its growth plans, which could negatively impact its results of operations, cash flow, or financial condition.

Volatility in the Company’s share price could subject the Company to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If the Company faces such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm its business, results of operations, cash flow, or financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal business location is in Spicewood, Texas, which is subject to a written lease agreement with an unrelated third party. We have no other offices. Our business operations are all primarily operated out of our Spicewood, Texas location; however, our employees, including our executive management team, currently perform their job responsibilities remotely.

Item 3. Legal Proceedings.

Other than routine legal proceedings incident to our business, there are no material legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “LTRY.” Our public warrants are traded on Nasdaq under the symbol “LTRYW”.

Holders

As of March 25, 2022, there were 208 holders of record of our common stock and 1 holder of record of our public warrants. In addition to holders of record of our securities we believe there is a substantially greater number of “street name” holders or beneficial holders whose shares and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not anticipate paying any cash dividends for the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition as well as general business conditions. The payment of any cash dividends will be within the discretion of the Board at such time.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this item regarding equity compensation plans is incorporated by reference to Part III, Item 12 of this Annual Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We did not issue any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

Securities Repurchases

None during the fourth quarter of fiscal year 2021.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary” sections and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a leading provider of domestic and international lottery products and services. As an independent third-party lottery game service, we offer the Platform, which we architected, developed, and operate to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad. Our revenue generating activities are consist of (i) offering the Platform via our BC2 Platform to users located in the U.S. and abroad where the sale of lottery games is legal and our services are enabled for the remote purchase of sanctioned lottery games; (ii) selling LotteryLink Credits that can be exchanged for flexible promotion packages that include our marketing collateral, prepaid advertising, development services, account management, and prepaid lottery games for use in promotions to our Master Affiliates for use by them and by their Sub Affiliates in undertaking affiliate marketing activities and promoting our B2C Platform; (iii) offering an internally developed, created, and operated business-to-business API of the Platform, or our B2B API, that enables our commercial partners, in permitted U.S. and international jurisdictions, to purchase certain legally operated lottery games from us and resell them to users located within their respective jurisdictions; and (iv) providing our Data Service, which entails delivering global lottery data, such as winning numbers and results, to commercial digital subscribers and subscriptions to data sets of our proprietary, anonymized transaction data pursuant to multi-year contracts.

We currently derive substantially all of our revenue from service fees paid to us by users of our B2C Platform, sale of LotteryLink Credits, revenue share arrangements with commercial partners participating in our B2B API, and subscription fees from users of our Data Service. We intend to pursue growth by implementing new products and features within our B2C Platform services, growing our LotteryLink program, expanding our B2C offering into new domestic and international jurisdictions, entering into additional agreements with new commercial partners for our B2B API, growing our LotteryLink Credit program, executing on strategic acquisitions and other synergistic opportunities, including gaining access to complementary and new technology through such acquisitions, and investing in and developing new technology and enhancing our existing technology in each of our business lines, including distributed ledger technology. In December 2021, we finalized the acquisition of the domain name https://sports.com and are exploring opportunities for the intended strategic entry into legal sports gaming verticals, which may include the distribution of sports lottery games.

In addition, we also expect to grow our brand and commitment to social awareness through our affiliation with WinTogether. WinTogether is a registered 501(c)(3) charitable trust that supports charitable, educational and scientific causes. Messrs. DiMatteo and Clemenson formed WinTogether and continue to act as trustees. We operate the WinTogether Platform on behalf of WinTogether, as well as the sweepstakes offered through the WinTogether Platform, which support charitable causes selected by the trustees of WinTogether. These sweepstakes work to incentivize participants to donate to those chosen causes. Donors to each campaign are automatically entered into the sweepstakes for the chance to win cash prizes, luxury items, and exceptional experiences. In exchange for operating the WinTogether Platform and the sweepstakes on behalf of WinTogether, we receive a fee from the gross donations from each sweepstakes. While the revenue received from the Company’s services relating to the WinTogether Platform are currently nominal, we believe that our operation of the WinTogether website and sweepstakes could be a scalable source of revenue in the future as well as a mechanism to increase our brand reputation and recognition by sweepstake participants, which could result in the acquisition and monetization of new users to our B2C Platform.

Recent Developments

Business Combination

On October 29, 2021, we consummated the Business Combination with Trident Acquisitions Corp. (“TDAC” and after the Business Combination described herein, the “Company”), pursuant to the terms of that certain Business Combination Agreement, dated as of February 21, 2021 (the “Business Combination Agreement”), by and among TDAC, Trident Merger Sub II Corp., a wholly-owned subsidiary of TDAC (“Merger Sub”) and AutoLotto. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into AutoLotto with AutoLotto surviving the merger as a wholly owned subsidiary of TDAC, which was renamed “Lottery.com Inc.” The aggregate value of the consideration paid by TDAC to the holders of AutoLotto common stock in the Business Combination (excluding shares that may be issued to former AutoLotto stockholders (the “Sellers”) as earnout consideration) was approximately $440 million, consisting of approximately 40,000,000 shares of Common Stock valued at $11.00 per share. In addition, the Sellers and TDAC’s founders are also entitled to receive up to 3 million and 2 million additional shares of Common Stock, respectively, to the extent that certain share price targets are achieved following the Closing.

Impacts of COVID-19

The continued outbreak of COVID-19, including its variant strains, and efforts to control its spread has significantly impacted, and continues to impact, economic conditions worldwide. In response to the COVID-19 pandemic U.S. federal, state, local and international governments continue to institute restrictive measures to mitigate the spread of the virus and its variants and combat this public health crisis. The preventative measures that have primarily impacted us include limitations on individual and business activities through stay-at-home orders, operational and travel restrictions and physical distance requirements.

In a typical year, the sales volume of draw games depends heavily on the development of a few notably large jackpots. Suppression of sales (owing, for instance, to restricted visits by players to locations where tickets are sold as a result social distancing or other measures put in place as a result of COVID-19, even if the drawings are themselves continued as scheduled) works against the continued development of these notable jackpots. By contrast, the betting opportunities offered through instant win games, such as scratchers, are typically unaffected by the volume of play, and therefore, tickets for instant win games are considered more like merchandise (similar to canned goods) that may be “bought ahead,” even during the curtailment of retail, or person-to-person, visits. According to the World Lottery Association, during 2020, sales of instant win games remained within 1% of the 2019 levels for such sales, despite pandemic-related restrictions that resulted in the temporary closure of retail locations that are the primary point of sale for instant win games.

Throughout the COVID-19 pandemic, sales of Online Lottery games via digital channels experienced more ticket sales growth than the alternative, person-to-person sales. The proportion of all sales occurring through digital channels reached 17% across World Lottery Association membership in 2021, an increase of 11% over the same figure in 2020.

The shift in consumer purchasing activity toward online purchasing has catalyzed demand for the mobile and online delivery of lottery games. As an early entrant in the delivery of digitized representation of lottery games with an established and growing user base in the U.S. and abroad, we believe that we remain well-positioned to capitalize on what we expect to be a continued shift towards a new demography of customers who rely on mobile and online means for acquisition of consumer goods, including lottery games and other forms of online gaming. For example, we experienced a 123% year-over-year increase in our worldwide sale of unique lottery games between 2020 and 2021, which we primarily attribute to the shift in consumer purchasing habits to mobile and online purchases due to COVID-19.

As the COVID-19 pandemic remains ongoing, we continue to take steps to ensure the health and safety of our employees by having an entirely remote workforce. We also reassess our business continuity programs on an ongoing basis and in light of new developments and governmental mandates to ensure that our employees remain protected, our business is able to function with minimal disruptions to normal work operations while employees work remotely, and that demand for our products and services remains consistent. For more information on the COVID-19-related impacts we may experience, see “Item 1A. Risk Factors — We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could disrupt our operations and impact our operating results.”

International Expansion

In June 2021, we closed the acquisition of Global Gaming, which holds 80% of the equity of each of Aganar and JuegaLotto. Aganar operates in the licensed Online Lottery market in Mexico and is licensed to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license. JuegaLotto is licensed by Mexico authorities to commercialize international lottery games in Mexico through an authorized gaming portal and to commercialize games of chance in other countries throughout Latin America. As of December 31, 2020, Latin America’s estimated lottery market was approximately $9.1 billion across 26 countries. As of December 31, 2020, (the most recent date available) the addressable market in the countries that JuegaLotto and Aganar cover includes 664 million people and potential customers. We believe these acquisitions will provide inroads for the Company throughout Mexico and Latin America as we expand our international operations, expand our portfolio of products, and expose our existing products to new markets.

In the first quarter of 2022, we announced the signing of an agreement with ICARO pursuant to which ICARO will join LotteryLink as a Master Affiliate. As part of this agreement, ICARO has agreed to market and promote the Company’s products to its customers in jurisdictions where ICARO operates, including markets outside of the U.S. ICARO expects to launch its marketing efforts in one of the Latin American markets where it operates.

Launch of LotteryLink

Our success relies, in part, on our ability to attract new customers to our B2C Platform and convert such customers to ongoing users of the B2C Platform. To further this objective, in the third quarter of 2021, we launched LotteryLink, an affiliate marketing program. See below for more information.

Launch of Project Nexus

We are developing a proprietary, blockchain-enabled gaming platform, which we have named Project Nexus. The Project Nexus platform is designed to handle high volumes of user traffic with the goal of improving users’ experience through enhancing the security speed of our platforms and making them more reliable. The initial phase of Project Nexus is expected to be implemented in the second quarter of 2022. See below for more information.

Key Elements of our Business

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provide users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces are designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and — importantly — to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. In consideration of our B2C Platform services, users pay a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. We generate revenue from that service fee and mark-up.

LotteryLink Credits

In the third quarter of 2021, we launched LotteryLink, our affiliate marketing program. As part of LotteryLink, we pay each of our Affiliates a percentage of the revenues derived from each new customer they refer to us and, if such customer is located in a jurisdiction in which they may lawfully use our B2C Platform, is converted to a user. These commissions are paid for a contractually specified duration of such user’s activity on the B2C Platform. In support of their promotional activities, our Master Affiliates purchase credits, referred to as a LotteryLink Credit, from us that can be redeemed for flexible promotion packages, consisting of marketing collateral, prepaid advertising, development services, account management, and prepaid lottery games that can be used in promotions. We generate revenue from the sale of the LotteryLink Credits and we believe that we may generate additional revenue through LotteryLink in the future by these Affiliates purchasing more LotteryLink Credits.

Data Services

Our application and websites offer comprehensive multi-jurisdiction lottery result information, without the requirement to create an account. Additionally, our Data Service delivers daily results of domestic and international lottery games from more than 40 countries to over 400 digital publishers and media organizations, pulled from real time primary source data.

We generate revenue from the subscription fees paid by our subscribers for annual access and also additional per record fees. We also generate fees from multi-year contracts pursuant to which we sell proprietary, anonymized transaction data.

The WinTogether Platform

Unlike lottery games and other games of chance, participation in sweepstakes is permissible in every state within the U.S. and most international jurisdictions and sweepstakes offered on the WinTogether Platform are open to participants within the U.S. and internationally, unless prohibited by local law or regulation. When a participant donates to a campaign cause on the WinTogether Platform, they are automatically entered to win a prize; provided, however, in accordance with the sweepstakes requirements of most jurisdictions and the terms of service for each sweepstakes, no purchase or donation is required for entry into sweepstakes offered on the WinTogether Platform.

We are the operator and administrator of all sweepstakes on the WinTogether Platform. In consideration of our operation of the WinTogether Platform and administration of the sweepstakes, we receive a percentage of the gross donations to a campaign, from which we pay certain dividends and all administration costs. We expect that participation in the sweepstakes offered on the WinTogether Platform will continue to grow as we and WinTogether’s trustees continue to develop its offerings. In addition to the benefit of the philanthropic opportunities generated by the WinTogether Platform, we view its operation as a scalable source of revenue as well as a mechanism to increase the Company’s brand reputation and recognition.

Synergistic Growth

In addition to organic growth of our current revenue generating activities, we intend to grow our business through synergistic acquisitions, as evidenced by our acquisition of Global Gaming in June 2021, which we believe provides growth potential for us in the Mexican and Latin American markets, and our recent acquisition of the “Sports.com” domain as part of our plan to enter sports betting in December 2021.

Performance Measures

In managing our business and assessing financial performance, we supplement the information provided by our financial statements with other operating metrics. We use these metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate projections and make strategic decisions. The primary operating metrics we use are:

●	transactions per user;

●	tickets per transaction;

●	gross revenue per transaction;

●	gross profit per transaction; and

●	gross margin per transaction.

These metrics help enable us to evaluate pricing, cost and customer profitability. We believe it is useful to provide investors with the same metrics that we use internally to make comparisons of our historical operating results, identify trends in our operating results and evaluate our business. These metrics track our B2C business and exclude users who were referred by an affiliate or who made purchases through an API partner.

	Year Ended December 31,
	2021	2020
Transactions Per User	17.18	16.55
Tickets Per Transaction	3.91	3.57
Gross Revenue Per Transaction	$9.66	$8.63
Gross Profit Per Transaction	$1.57	$1.19
Gross Margin per Transaction	16.29%	13.81%

Transactions Per User

Transactions per user is the average number of individual transactions per user in a given period. An individual transaction is defined as the placement of an order by a user on our Platform. We use this measure to determine the overall performance of our products on a per user basis. When considered with the other operating metrics, transactions per user provides insight into user stickiness and buying patterns and is a useful tool to identify our most active users, which enables us to deploy more targeted marketing and other strategic initiatives. This metric also gives us the ability to categorize users based on their performance and determine where to expend marketing and/or operational resources. Transactions per user may be subject to variables that are outside of our control, for instance the size and popularity of a particular lottery game.

Tickets Per Transaction

Tickets per transaction is the average number of lottery game tickets purchased by a user per transaction. We use this measure to analyze the impact of product performance with our customers on the number of tickets sold in one transaction. We believe this metric is useful for our investors because it gives insight into the buying habits of our users. Similar to transactions per user, tickets per transaction may be subject to variables that are outside of our control, for instance the size and popularity of a particular lottery game.

Gross Revenue Per Transaction

Gross revenue per transaction is the average gross amount of revenue per transaction. We use this measure to determine how our top line revenue is performing on a per transaction basis, which helps us to identify and evaluate pricing trends. We believe this metric is useful for our investors because it provides insight into our revenue growth potential on a per transaction basis.

Gross Profit Per Transaction

Gross profit per transaction is our average gross profit per transaction, calculated as gross revenue less the cost of the lottery game ticket and any processing fees, including labor, printing and payment processing, per transaction. We believe this metric to be useful to evaluate and analyze our costs and fee structure across product offerings and user cohorts, and additionally, helps our investors because it provides insight into our profit growth potential on a per transaction basis.

Gross Margin Per Transaction

Gross margin per transaction is calculated by dividing gross profit per transaction by gross revenue per transaction. We consider this metric to be a measure of overall performance that provides useful information about the profitability of our B2C Platform and B2B API businesses.

Components of Our Results of Operations

Our Revenue

Revenue from B2C Platform. Our revenue is the retail value of the acquired lottery game and the service fee charged to the user, which we impose on each lottery game purchased from our B2C Platform. The amount of the service fee is based upon several factors, including the retail value of the lottery game purchased by a user, the number of lottery games purchased by a user, and whether such user is located within the U.S. or internationally. Currently, in the U.S, the minimum service fee is $0.50 for the purchase of a $1 lottery game and $1 for the purchase of a $2 lottery game; the service fee for additional lottery games purchased in the same transaction is 6% of the face value of all lottery games purchased. For example, the service fee for the purchase of five $2 tickets is $1.60, being the $1 base service fee, plus 6% of the aggregate value of the face value of all lottery games purchased. In 2021, our domestic B2C Platform users purchased an average of 4.0 lottery games per transaction at an average service fee of $0.37 per lottery game. In 2021, we had an average gross profit per domestic B2C Platform user, where the definition of gross profit is the same as defined under “Gross Profit per Transaction”, of approximately $16.08. The Company did not conduct any digital marketing spending in 2021. The average customer acquisition cost during 2020 was $4.01 per new user. Average customer acquisition costs per new user include digital marketing costs, but exclude non-digital market costs and exclude any user referred by an affiliate. We had a year-over-year retention rate of domestic users of 72%, excluding any customers referred by an affiliate or API partner, which results in a lifetime user value, on average, of $57.43.

Internationally, we impose a mark-up on the cost to be imposed on the sale of each lottery game together with a service fee to be charged to the user. In 2021, our international B2C Platform users purchased an average of 2.1 lottery games per transaction at an average service fee and ticket price mark-up of $2.30 per lottery game. We typically charge a higher service fee on lottery games in our international jurisdictions, and, as a result, in 2021, the average service fee per international transaction was 90% higher than domestic transactions. In 2021, our average gross profit per international user of our B2C Platform was $31.71. The Company did not conduct any digital marketing spending in 2021. The average customer acquisition cost during 2020 was $4.26 per new user. The year-over-year retention rate was slightly lower internationally, at 69%, resulting in a user lifetime value of $102.92. Although revenues from our international jurisdictions comprised 10% of our total revenues in 2021, we are focused on the growth of this business organically and through the pursuit of strategic acquisitions and other synergistic opportunities.

In 2021, we delivered approximately 2,585,000 lottery games to users of our B2C Platform worldwide.

Revenue from Sale of LotteryLink Credits. We sell LotteryLink Credits to our third-party Affiliates, which may be redeemed for advertising credits, marketing collateral, development services, account management services and prepaid lottery games for promotional activities. In 2021, we sold $47.1 million in LotteryLink Credits for prepaid advertising, prepaid lottery games, marketing materials and development services.

Revenue from B2B API. Together with our third-party commercial partner, we agree on the amount of the mark-up on the cost to be imposed on the sale of each lottery game purchased through the B2B API, if any, together with a service fee to be charged to the user; we receive up to 50% of the net revenues from such mark-up and service fee pursuant to our commercial agreement with each commercial partner. In the U.S., the Company’s average gross revenue per such lottery game sale was $2.59. Internationally, the Company’s average gross revenue per lottery game sale was $3.96. We currently do not charge our commercial partners a fee for the use of the B2B API.

In the third quarter of 2021, we launched LotteryLink, which is intended to leverage third party Affiliates across multiple industries and marketing channels to acquire users on our behalf. The initial phase of this program involved the sale and transfer of LotteryLink Credits to a Master Affiliate for use in providing affiliate marketing packages to other third party Affiliates. Affiliate marketing packages include the LotteryLink Credits, which, in the next phase of this program, such third party Affiliates will be able to use to promote and distribute our products on their platforms. We believe that we may generate additional revenue through LotteryLink in the future by these third party Affiliates purchasing more LotteryLink Credits.

In 2021, we had agreements to acquire and sell lottery games through the B2B API with three international third-party commercial partners, including a French betting solution and one U.S. third-party commercial partner, which operates a proprietary mobile wallet for use at traditionally coin-operated machines, such as arcade games, vending machines, and laundry machines, which enabled our offerings on its mobile application. Collectively, these agreements provided us with access to over 420,000 unique points of sale for users to acquire lottery games via our B2B API.

In 2021, we delivered 333,485 lottery games to end users of our B2B API, worldwide.

Data Services. Commercial acquirers of our Data Service pay a subscription for access to the Data Service and, for acquisition of certain large data sets, an additional per record fee. The Company additionally enters into multi-year contracts pursuant to which it sells proprietary, anonymized transaction data pursuant to multi-year agreements and in accordance with our Terms of Service in consideration of a fee.

Our Operating Costs and Expenses

Personnel Costs. Personnel costs include salaries, payroll taxes, health insurance, worker’s compensation and other benefits for management and office personnel.

Professional Fees. Professional fees include fees paid for legal and financial advisors, accountants and other professionals related to the Business Combination and other transactions.

General and Administrative. General and administrative expenses include marketing and advertising, expenses, office and facilities lease payments, travel expenses, bank fees, software dues and subscriptions, expensed research and development (“R&D”) costs and other fees and expenses.

Depreciation and Amortization. Depreciation and amortization expenses include depreciation and amortization expenses on real property and other assets.

Key Trends and Factors Affecting Our Results

The following describes the trends associated with our business that have impacted, and which we expect will continue to impact, our business and results of operations in a material way:

COVID-19. For the trends and other impacts related to the COVID-19 pandemic that may continue to impact our business and results of operations, please see “Recent Developments—Impacts of COVID-19,” above.

International operations. We face challenges related to expanding our footprint globally and the related process of obtaining the licenses and regulatory approvals necessary to provide services and products within new and emerging markets. Largely as a result of the COVID-19 pandemic and more recently as a result of the war in Ukraine, the international jurisdictions where we operate and seek to expand have been subject to increasing foreign currency fluctuations against the U.S. dollar, soaring inflation and political and economic instability. We expect these trends to continue during fiscal 2022 and believe they are likely to cause a material decrease in consumer spending, which could have a material impact on our revenues. We expect that it will take a longer period of time to achieve revenue gains or generate cash in the new regions or any new international jurisdictions in which we expand, outside of our domestic geographies.

Introduction of a new gaming platform. We have developed a proprietary, blockchain-enabled gaming platform, which we have named Project Nexus. Project Nexus is designed to handle high levels of user traffic and transaction volume, while maintaining expediency, security, and reliability in processing lottery game sales, the retail requirements of the B2C Platform, the administrative and back-office functionality required by the B2B API, and the claims and redemption process. We expect to utilize this platform to launch new products, including any proprietary products we may introduce. The introduction of new technology like Project Nexus is subject to risks including, for example, implementation delays, issues successfully integrating the technology into our solutions, or the possibility that the technology does not produce the expected benefits.

Our growth plans and the competitive landscape. Our direct competitors operate in the global entertainment and gaming industries and, like us, seek to expand their product and service offerings with integrated products and solutions. Our short-to-medium term focus is on increasing our penetration in our existing U.S. jurisdiction by increasing direct to consumer marketing campaigns, introducing our B2C Platform into new U.S. and international jurisdictions, growing our LotteryLink program through the addition of new Affiliates, and acquiring synergistic regulated and sports betting enterprises domestically and abroad. Competition in the sale of online lottery games has significantly increased in recent years, is currently characterized by intense price-based competition, and is subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. To maintain our competitive edge alongside other established industry players (many of which have more resources, or capital), we expect to incur greater operating expenses in the short-term, such as increased marketing expenses, increased compliance expenses, increased personnel and advisory expenses associated with being a public company, additional operational expenses and salaries for personnel to support expected growth, additional expenses associated with our ability to execute on our strategic initiatives including our aim to undertake merger and acquisition activities, as well as additional capital expenditures associated with the ongoing development and implementation of Project Nexus.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and December 31, 2020, respectively.

	Years Ended December 31,
	2021	2020	$ Change	% Change

Revenue	$68,527,394	$7,459,514	$61,067,880	818.7%
Cost of revenue	19,158,707	2,952,415	16,206,292	548.9%
Gross profit	49,368,687	4,507,099	44,861,588	995.4%

Operating expenses:
Personnel costs	21,585,534	4,477,955	17,107,579	382.0%
Professional fees	8,279,798	1,121,218	7,158,580	638.5%
General and administrative	5,020,495	1,084,784	3,935,711	362.8%
Depreciation and amortization	4,292,606	1,533,994	2,758,612	179.8%
Total operating expenses	39,178,433	8,217,951	30,960,482	376.7%
Income (loss) from operations	10,190,254	$(3,710,852)	13,901,106	(374.6)%

Other expenses
Interest expense	19,789,451	1,221,928	18,567,523	1519.5%
Other expense	2,907,518	879,083	2,028,435	230.7%
Total other expenses, net	22,696,969	2,101,011	20,595,958	980.3%

Net loss before income tax	$(12,506,715)	$(5,811,863)	$(6,694,852)	115.2%
Income tax expense (benefit)	(1,551,689)	800
Net loss	(10,955,026)	(5,812,663)

Other comprehensive loss
Foreign currency translation adjustment, net	(655)	-
Comprehensive loss	(10,955,681)	(5,812,663)

Net income attributable to noncontrolling interest	136,924	-
Net loss attributable to Lottery.com Inc.	(11,092,605)	(5,812,663)

Net loss per common share
Basic and diluted	$(0.43)	$(0.26)

Weighted average common shares outstanding
Basic and diluted	25,998,831	22,658,006

Revenues.

Revenue. Revenue for the year ended December 31, 2021 was $68.5 million, an increase of $61.0 million, or 819%, compared to revenue of $7.5 million for the year ended December 31, 2020. The increase in revenue was driven by the sale of $47.1 million in LotteryLink Credits for prepaid advertising, prepaid lottery games, marketing materials and development services in the third and fourth quarters of 2021. We also experienced increased lottery game sales as a result of the availability of large multi-state lottery game jackpots in the first quarter of 2021. Additionally, we believe that our increased brand recognition resulted in an increasing number of users on our Platform, as well as increased lottery game sales during 2021.

Cost of Revenue. Cost of revenue for the year ended December 31, 2021 was $19.2 million, an increase of $16.2 million, or 549%, compared to cost of revenue of $3.0 million for the year ended December 31, 2020. The increase in the cost of revenue was driven by the increase in the number of lottery games sold in 2021. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Additionally, the sale of LotteryLink Credits for prepaid advertising, prepaid lottery games, marketing materials and development services also increased cost of revenue in 2021, as there were no sales of LotteryLink credits in 2020.

Gross Profit. Gross profit for the year ended December 31, 2021 was $49.4 million, compared to $4.5 million for the year ended December 31, 2020, an increase of $44.9 million, or 995%. This increase was due to the sale of $47.1 million of LotteryLink Credits for prepaid advertising, prepaid lottery games, marketing materials and development services in 2021, which generated significant gross profit, the sale of $9 million worth of Data Services, which did not incur any costs, and an overall increase in the number of lottery games sold.

Operating Costs and Expenses.

	Years Ended December 31,
	2021	2020	$ Change	% Change
Operating expenses
Personnel costs	$21,585,534	$4,477,955	$17,107,579	382.0%
Professional fees	8,279,798	1,121,218	7,158,580	638.5%
Sales & marketing	1,887,870	313,442	1,574,428	502.3%
General and Administrative	3,132,624	771,342	2,361,282	306.1%
Depreciation and amortization	4,292,606	1,533,994	2,758,612	179.8%
Total operating expenses	$39,178,432	$8,217,951	30,960,481	376.7%

Operating expenses for the year ended December 31, 2021 were $39.2 million, an increase of $31.0 million, or 377%, compared to $8.2 million for the year ended December 31, 2020. The increase was primarily driven by increased professional and administrative expenses associated with the Business Combination, increased stock compensation expense, increased headcount to support the Company’s growth, increased marketing spends resulting from the use of Gatehouse Media credits, which we received several years ago in exchange for warrants, and increased amortization expenses driven by acquisitions made during the 2021 fiscal year.

Personnel Costs. Personnel costs increased by $17.1 million, or 382%, from $4.5 million for the year ended December 31, 2020, to $21.6 million for the year ended December 31, 2021. The increase was due to increases in headcount to support the growth of the Company’s business operations and to support public company functions as well as stock compensation expense.

Professional Fees. Professional fees increased by $7.2 million, or 639%, from $1.1 million for the year ended December 31, 2020 to $8.3 million for the year ended December 31, 2021. The increase was driven by legal and professional fees associated with the Business Combination

Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2021 were $1.9 million, compared to $0.3 million for the year ended December 31, 2020, an increase of $1.6 million, or 502%. The Company used $1.0 million of Gatehouse media credits in 2021 as compared to $0.3 million used in 2020, which credits were received by the Company in consideration of the issuance of the Company’s warrants. Additionally, spend on non-digital advertising and public relations activities increased throughout the year in conjunction with our growth plans.

General and Administrative. General and administrative expenses increased $2.4 million, or 306%, from $0.8 million for the year ended December 31, 2020 to $3.1 million for the year ended December 31, 2021. These costs increased in general with the growth of the business and can be broken down further into: increased travel of $0.4 million for business development opportunities, increased business licensing, bank fees, and insurance of $0.9 million, and $0.8 million of additional office and software-related costs to support the increased headcount.

Depreciation and Amortization. Depreciation and amortization increased $2.8 million, or 180%, from $1.5 million for the year ended December 31, 2020 to $4.3 million for the year ended December 31, 2021. The increase was driven by the acquisition of the sports.com domain name in 2021 as well as the intangibles created through the purchase of Global Gaming.

Other Expense, Net.

	Years Ended December 31,
	2021	2020	$ Change	% Change
Other expenses
Interest expense	19,789,451	1,221,928	18,567,523	1519.5%
Other expense	2,907,518	879,083	2,028,435	230.7%
Total other expenses, net	$22,696,969	$2,101,011	20,595,957	980.3%

Interest Expense. Interest expense increased by $18.6 million, or 1,519%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase relates to amortization of debt discounts and beneficial conversion features for additional convertible debt and short-term loans issued in 2021, most of which was converted into equity at the time of the Business Combination or settled in cash following the Closing.

Other Expense. Other expense increased by $2.0 million, or 231%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was driven primarily by $1.7 million of additional revenue share expense based on increased revenue in 2021 as compared to 2022. Additionally, there was $0.5 million in fees incurred during 2021 as part of a settlement with a subsidiary’s former shareholders.

Liquidity and Capital Resources

Our primary need for liquidity is to fund working capital requirements of our business, growth, capital expenditures and for general corporate purposes. Our primary source of liquidity has historically been funds generated by financing activities. For 2022, we expect to fund our operations, undertake anticipated growth activities and make planned capital expenditures utilizing primarily the proceeds from the Business Combination and cash flows from operating activities, although our ability to do so depends on our future operating performance, which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

Upon the Closing on October 29, 2021, we received net proceeds of approximately $42.8 million in cash. As of December 31, 2021, we had $62.6 million of cash and cash equivalents and $88.3 million of working capital (current assets minus current liabilities), compared with $10.8 million of cash and negative $0.5 million of working capital as of December 31, 2020. The increase of $88.3 million in our working capital was primarily due to $30.0 million in cash received the sale of LotteryLink Credits in the third quarter of 2021, $42.8 million in net proceeds from the Business Combination, $12.2 million reduction on in current notes payable and a $8.9 million reduction in current net convertible debt from 2020 to 2021.

We expect that our cash on hand and cash provided by operations will allow us to meet our capital requirements and operational needs for the next twelve months. As of December 31, 2021, there were no regulatory capital requirements applicable to our industry.

We expect to deploy capital to fund our growth through implementing new products and features within our B2C Platform services; expanding our B2C offering into new domestic and international jurisdictions; entering into additional agreements with new commercial partners for our B2B API and LotteryLink credits; executing on strategic acquisitions and other synergistic opportunities; investing in and developing new technology; and enhancing our existing technology in each of our business lines, including distributed ledger technology.

Execution of our growth plans, including further expansion of our business to new U.S. states and international jurisdictions, may require additional capital, which we may seek through the issuance of equity or debt securities. If we are not able to secure the necessary capital, or if the terms of financing are less desirable than we expect, we could be forced to decrease our level of investment in new product launches and related marketing initiatives or to scale back our existing operations, each of which could have an adverse impact on our business, results of operations and financial prospects. For more information, see “Item 1A. Risk Factors — We may require additional capital to support our growth plans, including in connection with our expansion into new markets and our strategic acquisitions, and such capital may not be available on reasonable terms or at all. This could hamper our growth and adversely affect our business.”

Convertible Debt Obligations

Prior to the Closing, we funded our operations through the issuance of convertible promissory notes.

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bore interest at 10% per year, were unsecured, and were due and payable on June 30, 2019. The Company and the noteholders executed amendments in February 2021 to extend the maturity date to December 21, 2021. As of December 31, 2021 and December 31, 2020, the balance of these notes was $771,500 and $821,500, respectively.

From November 2019 through October 28, 2021, we issued approximately $48.2 million in aggregate principal amount of Series B convertible promissory notes. The notes bear interest at 8% per year, were unsecured, and were due and payable on dates ranging from December 2020 to December 2022. For those promissory notes that would have matured on or before December 31, 2020, the parties extended the maturity date to December 21, 2021 through amendments executed in February 2021. The amendments also allowed for automatic conversion to equity as a result of the Business Combination. Nearly all of the aforementioned promissory notes automatically converted into shares of Common Stock or were terminated pursuant to their terms, as applicable, in connection with the Closing. Those that remain outstanding do not have conversion terms that were triggered by the Closing.

Immediately prior to the Closing, approximately $60.0 million of convertible debt was converted into equity of AutoLotto. As of December 31, 2021, we had no convertible debt outstanding.

Cash Flows

Net cash provided by operating activities was $8.1 million for the year ended December 31, 2021, compared to net cash provided by operating activities of $4.7 million for the year ended December 31, 2020. Factors affecting changes in operating cash flows were increased revenue from operations which were offset by increased expenses for professional fees, personnel costs, and sales and marketing activities in 2021 as compared to 2020. Net cash used in investing activities during the year ended December 31, 2021 were $15.2 million, compared to $0.0 million for the prior year. The increase was primarily the result of the acquisition of the sports.com domain name as well as the acquisition of Global Gaming completed on June 30, 2021. Net cash provided by financing activities was $59.0 million for the year ended December 31, 2021, compared to $6.0 million for the year ended December 30, 2020. The increase was primarily due to the issuance of debt and proceeds from the Business Combination offset by repayments during 2021.

Changes in or Adoption of Accounting Practices

The following U.S. GAAP standards have been recently issued by the Financial Accounting Standards Board (the “FASB”). We are in the process of assessing the impact of these new standards on future consolidated financial statements. Pronouncements that are not applicable or where it has been determined do not have a significant impact to the Company have been excluded herein.

ASC 606, Revenue from Contracts with Customers

Between May 2014 and December 2016, the FASB issued several Accounting Standards Updates (“ASUs”)’s on ASC 606, which updates superseded nearly all previous revenue recognition guidance under U.S. GAAP. The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The Company adopted these standards effective on January 1, 2018, and management concluded the adoption of this standard did not result in any financial statement impacts or changes to revenue recognition policies or processes as revenue is primarily derived from arrangements in which the transfer of control coincides with the fulfillment of performance obligations.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments and estimates in defining the appropriate assumptions integral to financial estimates. Judgments are based on historical experience and other factors that we believe to be reasonable under the circumstances, such as terms of contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results could differ from our estimates. We have applied significant estimates and assumptions related to the following:

Revenue and Cost Recognition

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), amending revenue recognition guidance and requiring a more structured approach to measuring and recognizing revenue as well as provide more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amended guidance is effective for accounting periods commencing on or after January 1, 2018.

We have applied ASC 606 to all revenue contracts. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues are generally recognized upon the transfer of control of promised products provided to our users, customers and subscribers, reflecting the amount of consideration we expect to receive for those products. We enter into contracts that can include various products, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from users, commercial partners and subscribers, which are subsequently remitted to governmental authorities. The revenue recognition policy is consistent for sales generated directly with users and sales generated indirectly through affiliates, other solution partners, and our commercial partners.

Revenues are recognized upon the application of the following steps:

1.	Identification of a contract or contracts with a user, customer or subscriber;

2.	Identification of performance obligation(s) in the contract;

3.	Determination of the transaction price;

4.	Allocation of the transaction price to the performance obligations in the contract; and

5.	Recognition of revenue when, or as, the performance obligation is satisfied.

Contracts with users and customers for lottery game sales are at the point of sale and may include transfer of multiple products to a user or a customer and generally do not require future obligations. In these situations, the Company generally considers each transferred product as a separate performance obligation. The Company also has contracts with subscribers for the continued delivery of lottery and anonymized transaction data over a defined period of time. In accounting for these contracts, the Company generally considers each set of data as a separate performance obligation and recognizes revenue on their delivery ratably over the service period of the agreement. The Company’s products are sold without a right of return or refund; the Company’s terms of service and contracts generally include specific language that disclaims any warranties.

In addition, the Company’s performance obligation in agreements with certain third parties is to transfer previously acquired Affiliate Marketing Credits. The payment for these credits by the third parties is priced on a per-contract basis. The performance obligation in these agreements is to provide title rights of the previously acquired credits to the third party. This transfer is point-in-time when the revenue is recognized, and there are no variable considerations related to this performance obligation.

Income Taxes

For both financial accounting and tax reporting purposes, the Company reports income and expenses based on the accrual method of accounting.

For federal and state income tax purposes, the Company reports income or loss from their investments in limited liability companies on the consolidated income tax returns. As such, all taxable income and available tax credits are passed from the limited liability companies to the individual members. It is the responsibility of the individual members to report the taxable income and tax credits, and to pay any resulting income taxes. Therefore, in relation to the income and losses incurred by the limited liability companies, they have been consolidated in the Company’s tax return and provision based upon its relative ownership.

Income taxes are accounted for in accordance with ASC 740, “Income Taxes” (“ASC 740”), using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefit will not be realized.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Generally, the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years. For federal tax purposes, the Company’s 2018 through 2020 tax years generally remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the Company’s 2018 through 2020 tax years remain open for examination by the tax authorities under the normal four-year statute of limitations.

Business combination

In a business combination, substantially all identifiable assets, liabilities and contingent liabilities acquired are recorded at the date of acquisition at their respective fair values. One of the most significant areas of judgment and estimation relates to the determination of the fair value of these assets and liabilities, including the fair value of contingent consideration, if applicable. If any intangible assets are identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent external valuation expert may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. These valuations are linked closely to the assumptions made by our management regarding the future performance of the assets concerned and any changes in the discount rate applied.

Fair value of financial assets and financial liabilities

Fair value of financial assets and financial liabilities recorded in the consolidated statements of financial position, which cannot be derived from active markets, are determined using a variety of techniques including the use of valuation models. The inputs to these models are derived from observable market data where possible, but where observable market data is not available, judgment is required to establish fair values. Judgment includes, but is not limited to, consideration of model inputs such as volatility, estimated life and discount rates.

Fair value of stock options and warrants

We use the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants. Use of this method requires management to make assumptions and estimates about the expected life of options and warrants, anticipated forfeitures, the risk-free rate, and the volatility of our share price. In making these assumptions and estimates, management relies on historical market data.

Estimated useful lives, depreciation of property, plant and equipment, and amortization of intangible assets

Depreciation of property, plant and equipment and amortization of intangible assets is dependent upon estimates of useful lives based on management’s judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that consider factors such as economic and market conditions and the useful lives of assets.

Goodwill and intangible assets

Goodwill and indefinite life intangible asset impairment testing require us to make estimates in the impairment testing model. On an annual basis, we test whether goodwill and indefinite life intangible assets are impaired. Impairment is influenced by judgment in defining a cash-generating unit (“CGU”) and determining the indicators of impairment, and estimates used to measure impairment losses. The recoverable amount is the greater of value in use and fair value less costs to sell. The recoverable value of goodwill, indefinite and definite long-lived assets is determined using discounted future cash flow models, which incorporate assumptions regarding projected future cash flows and capital investment, growth rates and discount rates.

Deferred Tax Asset and Valuation Allowance

Deferred tax assets, including those arising from tax loss carry-forwards, requires management to assess the likelihood that we will generate sufficient taxable earnings in future periods in order to utilize recognized deferred tax assets. Assumptions about the generation of future taxable profits depend on management’s estimates of future cash flows. In addition, future changes in tax laws could limit our ability to obtain tax deductions in future periods. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the net deferred tax assets recorded at the reporting date could be impacted.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of this extended transition period. We expect to remain an emerging growth company through the end of the 2023 fiscal year and we expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare the financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting with respect to our financial statement close and reporting process, as described below. Notwithstanding such material weakness in our internal control over financial reporting, our management concluded that our condensed consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates and for the periods presented in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Business Combination on October 29, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations. In addition, as an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audits of our condensed consolidated financial statements included in this Annual Report, our management has identified a material weakness in internal control over financial reporting as of December 31, 2021 and 2020 relating to deficiencies in the design and operation of the procedures relating to the closing of our financial statements. These include: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions, (ii) the fact that our policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively; (iii) the timely closing of financial books at the quarter and fiscal year end, and (iv) incomplete segregation of duties in certain types of transactions and processes.

We have commenced measures to remediate the identified material weakness, including (i) adding personnel with sufficient accounting knowledge; (ii) adopting a more rigorous period-end review process for financial reporting; (iii) adopting improved period close processes and accounting processes, and (iv) clearly defining and documenting the segregation of duties for certain transactions and processes. The implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting.

We cannot assure you that the measures we have taken to date will be sufficient to remediate the material weakness we identified or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that this control deficiency or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.

For more information, see “Item 1A. Risk Factors – Public Company Operating Risks – As a newly public company, we are subject to certain obligations with respect to our internal controls that, as a private company, we were not required to maintain, document, test or certify. A prior failure to maintain adequate financial, information technology, and management processes and internal controls while we operated as a private company has resulted in and could continue to result in a material weakness which could lead to errors in our financial reporting, which could adversely affect our business.”

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the applicable information in our definitive proxy statement relating to the 2022 Annual Meeting of the Company’s Stockholders (the “definitive proxy statement”), which will be filed no later than 120 days after the close of the fiscal year covered by this Annual Report.

We have adopted a code of conduct that applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer, and persons performing similar functions. The code of conduct is publicly available on our website at www.lottery.com. If we ever were to amend or waive any provision of our code of conduct that applies to our Chief Executive Officer, Chief Financial Officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the applicable information in our definitive proxy statement, which will be filed no later than 120 days after the close of the fiscal year covered by this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the applicable information in our definitive proxy statement, which will be filed no later than 120 days after the close of the fiscal year covered by this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the applicable information in our definitive proxy statement, which will be filed no later than 120 days after the close of the fiscal year covered by this Annual Report.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the applicable information in our definitive proxy statement, which will be filed no later than 120 days after the close of the fiscal year covered by this Annual Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report.

(2) Exhibits

The exhibits listed below are filed as part of this Annual Report or incorporated herein by reference to the location indicated.

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of February 21, 2021, by and among Trident Acquisitions Corp., Trident Merger Sub II Corp., and AutoLotto, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on February 23, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Lottery.com Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
3.2	Amended and Restated Bylaws of Lottery.com Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
4.1	Warrant Agreement, dated as of May 29, 2018, between TDAC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on June 4, 2018).
4.2*	Description of Capital Stock.
10.1	Letter Agreement among Trident Acquisitions Corp., Trident Acquisitions Corp.’s officers, directors and stockholders (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-223655) filed by Lottery.com with the SEC on May 21, 2018).
10.2	Stock Escrow Agreement between Trident Acquisitions Corp., Continental Stock Transfer & Trust Company and the initial stockholders of Trident Acquisitions Corp (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on June 4, 2018).
10.3	Services Agreement, dated as of March 10, 2020, by and between AutoLotto, Inc. and Master Goblin Games LLC (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.4	Amendment No. 1 to Services Agreement, dated as of June 28, 2021, by and between AutoLotto, Inc. and Master Goblin Games LLC (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.5	Investor Rights Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.12 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.6	Initial Stockholder Forfeiture Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.7#	Employment Agreement, dated as of February 21, 2021, by and between Lawrence Anthony DiMatteo III and AutoLotto, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).

Exhibit Number	Description
10.8#	Employment Agreement, dated as of February 21, 2021, by and between Matthew Clemenson and AutoLotto, Inc. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.9#*	Amendment to Employment Agreement, dated March 23, 2022, by and between Matthew Clemenson and Lottery.com.
10.10#	Employment Agreement, dated as of February 21, 2021, by and between Ryan Dickinson and AutoLotto, Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.11#*	Amendment to Employment Agreement, dated March 23, 2022, by and between Ryan Dickinson and Lottery.com.
10.12#*	Employment Agreement, dated as of March 19, 2021, by and between Kathryn Lever and AutoLotto, Inc.
10.13#*	Amendment to Employment Agreement, dated as of March 28, 2022, by and between Kathryn Lever and Lottery.com Inc.
10.14#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.15#	AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.16#	Form of Restricted Stock Award Agreement under the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.17#	Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.18#*	Form of Option Award Agreement under the Lottery.com 2021 Incentive Plan.
10.19#*	Form of Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan.
10.20#*	Form of Director Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan.
16.1	Letter from Marcum LLP to the SEC, dated November 12, 2021 (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 15, 2021).
21.1	List of Subsidiaries of Lottery.com Inc. (incorporated by reference to Exhibit 21.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
24.1*	Powers of Attorney (included on the signature page of this Annual Report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTTERY.COM INC.

Date: April 1, 2022	By:	/s/ Lawrence Anthony DiMatteo III
	Name:	Lawrence Anthony DiMatteo III
	Title:	Chairperson and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ryan Dickinson and Kathryn Lever, and each or any one of them, their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence Anthony DiMatteo III	Chairperson and Chief Executive Officer	April 1, 2022
Lawrence Anthony DiMatteo III	(principal executive officer)

/s/ Matthew Clemenson	Chief Revenue Officer and Director	April 1, 2022
Matthew Clemenson

/s/ Ryan Dickinson	Chief Financial Officer, President and Treasurer	April 1, 2022
Ryan Dickinson	(principal financial officer and principal accounting officer)

/s/ Lisa Borders	Director	April 1, 2022
Lisa Borders

/s/ Steven Cohen	Director	April 1, 2022
Steven Cohen

/s/ Joseph Kaminkow	Director	April 1, 2022
Joseph Kaminkow

/s/ Richard Kivel	Director	April 1, 2022
Richard Kivel

/s/ William C. Thompson, Jr.	Director	April 1, 2022
William C. Thompson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lottery.com Inc.

Spicewood, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lottery.com Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Armanino LLP

We have served as the Company’s auditor since 2021.

Bellevue, Washington

April 1, 2022

LOTTERY.COM INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

Assets
Cash	$62,638,970	$3,825,511
Restricted cash	-	6,950,000
Accounts receivable	21,696,653	26,195
Prepaid expenses	13,896,638	22,013,110
Other current assets	226,200	788,033
Total current assets	98,458,461	33,602,849
Investments	250,000	250,000
Goodwill	19,590,758	12,997,048
Intangible assets, net	28,710,980	3,211,250
Property and equipment, net	141,279	670,952
Total assets	$147,151,478	$50,732,099

Liabilities
Trade payables	$1,006,535	$2,176,621
Deferred revenue	662,335	7,763,593
Convertible debt, net - current	-	8,882,665
Notes payable - current	3,771,340	12,207,180
Accrued interest	176,260	721,717
Accrued and other expenses	4,528,815	2,335,350
Total current liabilities	10,145,285	34,087,126
Convertible debt, net - non current	-	10,000
Other long term liabilities	1,169	-
Total liabilities	10,146,454	34,097,126

Commitments and contingencies (Note 11)

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 46,808,251 and 22,658,006 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	46,808	22,658
Additional paid-in capital	240,411,298	111,752,883
Accumulated other comprehensive loss	(655)	-
Accumulated deficit	(106,232,518)	(95,140,568)
Total Lottery.com Inc. stockholders’ equity	134,224,933	16,634,973
Noncontrolling interest	2,780,091	-
Total Equity	137,005,024	16,634,973
Total Liabilities & Equity	$147,151,478	$50,732,099

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2021	2020

Revenue	$68,527,394	$7,459,514
Cost of revenue	19,158,707	2,952,415
Gross profit	49,368,687	4,507,099

Operating expenses:
Personnel costs	21,585,534	4,477,955
Professional fees	8,279,798	1,121,218
General and administrative	5,020,495	1,084,784
Depreciation and amortization	4,292,606	1,533,994
Total operating expenses	39,178,433	8,217,951
Income (loss) from operations	10,190,254	$(3,710,852)

Other expenses
Interest expense	19,789,451	1,221,928
Other expense	2,907,518	879,083
Total other expenses, net	22,696,969	2,101,011

Net loss before income tax	$(12,506,715)	$(5,811,863)
Income tax expense (benefit)	(1,551,689)	800
Net loss	(10,955,026)	(5,812,663)

Other comprehensive loss
Foreign currency translation adjustment, net	(655)	-
Comprehensive loss	(10,955,681)	(5,812,663)

Net income attributable to noncontrolling interest	136,924	-
Net loss attributable to Lottery.com Inc.	(11,092,605)	(5,812,663)

Net loss per common share
Basic and diluted	$(0.43)	$(0.26)

Weighted average common shares outstanding
Basic and diluted	25,998,831	22,658,006

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Lottery.com Inc. Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
Balance as of December 31, 2019	22,658,006	$22,658	-	$-	$109,681,451	$(89,327,905)	$-	$20,376,204	$-	$20,376,204
Issuance of common stock	-	-	-	-	-			-		-
Beneficial conversion feature	-	-	-	-	1,405,341	-	-	1,405,341	-	1,405,341
Issuance of digital securities	-	-	-	-	649,992	-	-	649,992	-	649,992
Stock-based compensation	-	-	-	-	16,099	-	-	16,099	-	16,099
Net loss	-	-	-	-	-	(5,812,663)	-	(5,812,663)	-	(5,812,663)

Balance as of December 31, 2020	22,658,006	$22,658	-	$-	$111,752,883	$(95,140,568)	$-	$16,634,973	$-	$16,634,973

Issuance of common stock upon stock option exercise	737,732	738	-	-	252,979	-	-	$253,717	-	253,717
Issuance of common stock upon warrant exercise	177,684	177	-	-	117,832	-	-	$118,009		118,009
Effect of reverse capitalization, net	11,384,655	11,385	-	-	38,942,930	-	-	$38,954,315	-	38,954,315
Conversion of convertible debt	11,162,735	11,163	-	-	64,764,379	-	-	$64,775,542	-	64,775,542
Issuance of common stock in business acquisition	687,439	687	-	-	459,004	-	-	$459,691	-	459,691
Beneficial conversion feature on notes payable	-	-	-	-	8,480,697	-	-	$8,480,697	-	8,480,697
Issuance of digital securities	-	-	-	-	108,331	-	-	$108,331	-	108,331
Stock-based compensation	-	-	-	-	15,532,263	-	-	$15,532,263	-	15,532,263
Minority interest in business acquisition	-	-	-	-	-	-	-		2,643,167	2,643,169
Other comprehensive loss	-	-	-	-	-	-	(655)	$(655)		(655)
Net income (loss)	-	-	-	-	-	(11,091,950)	-	$(11,091,950)	136,924	(10,955,026)

Balance as of December 31, 2021	46,808,251	$46,808	-	$-	$240,411,298	$(106,232,518)	$(655)	$134,224,933	$2,780,091	$137,005,023

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	$(11,091,950)	$(5,812,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interest	136,924	-
Depreciation and amortization	4,292,606	1,533,994
Non-cash interest expense	17,274,299	827,647
Stock-based compensation expense	15,532,263	16,099
Forgiveness of PPP Loan	(493,125)	-
Loss on extinguishment of debt	115,788	-
Issuance of debt to pay expenses	2,732,167	-
Income tax valuation allowance	(1,653,067)	-

Changes in assets & liabilities:
Accounts receivable	(21,636,324)	-
Prepaid expenses	8,121,496	295,772
Other current assets	727,182	(38,167)
Trade payables	(1,171,557)	(341,251)
Deferred revenue	(7,101,258)	7,647,305
Accrued interest	(545,456)	394282
Accrued and other expenses	2,860,728	174023
Other long term liabilities	1,169	-
Net cash provided by operating activities	8,101,883	4,697,041

Cash flow from investing activities
Purchases of property and equipment	(28,170)	(21,915)
Purchases of intangible assets	(5,192,050)	-
Investment in subsidiary, net	(10,012,540)	-
Net cash used in investing activities	(15,232,760)	(21,915)

Cash flow from financing activities
Issuance of digital securities	108,332	649,992
Proceeds from exercise of options and warrants	371,726	-
Proceeds from issuance of convertible debt	23,483,500	5,271,363
Payment of debt issuance cost	(1,115,031)	-
Proceeds from the issuance of notes payable	5,000,000	910,825
Proceeds from reverse recapitalization	42,794,176	-
Principal payments on debt	(11,647,713)	(890,287)
Net cash provided by financing activities	58,994,990	5,941,893
Effect of exchange rate changes on cash	(655)	-
Net change in net cash and restricted cash	51,863,459	10,617,020
Cash and restricted cash at beginning of period	10,775,511	158,492
Cash and restricted cash at end of period	$62,638,970	$10,775,511

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$4,438,623	$-
Taxes paid in cash	$5,578	$-
Non cash investing and financing activities
Conversion of convertible debt into common stock	$63,484,240	$-
Capitalization of interest from loan extinguishment	$44,614
Purchase of intangible assets through the issuance of convertible debt	$15,450,000	$-
Issuance of convertible debt in exchange for outstanding liabilities	$1,855,000	$-
Issuance of convertible debt in exchange for notes payable	$4,531,250
Common stock issued as part of acquisition	$459,691	$-
Beneficial conversion feature on notes payable	$8,480,697

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Description of Business

Lottery.com Inc. (formerly Trident Acquisitions Corp) (“TDAC”, “Lottery.com” or “the Company”), was formed as a Delaware corporation on March 17, 2016. On October 29, 2021, we consummated a business combination (the “Business Combination”) with AutoLotto, Inc. (“AutoLotto”). Following the closing of the Business Combination (the “Closing”) we changed our name from “Trident Acquisitions Corp.” to “Lottery.com Inc.” and the business of AutoLotto became our business. Tony DiMatteo and Matt Clemenson, the co-founders of AutoLotto, continue to lead our Company as Chief Executive Officer and Chief Revenue Officer, respectively. In connection with the Business Combination the Company moved its headquarters from New York, New York to Spicewood, Texas.

The Company is a leading provider of domestic and international lottery products and services. As an independent third-party lottery game service, the Company offers a platform that it developed and operates to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad (the “Platform”). The Company’s revenue generating activities are focused on (i) offering the Platform via the Lottery.com app and our websites to users located in the U.S. and international jurisdictions where the sale of lottery games is legal and our services are enabled for the remote purchase of legally sanctioned lottery games (our “B2C Platform”); (ii) offering an internally developed, created and operated business-to-business application programming interface (“API”) of the Platform to enable commercial partners in permitted U.S. and international jurisdictions to purchase certain legally operated lottery games from the Company and resell them to users located within their respective jurisdictions (“B2B API”); and (iii) delivering global lottery data, such as winning numbers and results, to commercial digital subscribers and provide access to other proprietary, anonymized transaction data pursuant to multi-year contracts (“Data Service”).

As a provider of lottery products and services, the Company is required to comply, and its business is subject to, regulation in each jurisdiction in which the Company offers the B2C Platform, or a commercial partner offers users access to lottery games through the B2B API. In addition, it must also comply with the requirements of federal and other domestic and foreign regulatory bodies and governmental authorities in jurisdictions in which the Company operates or with authority over its business. The Company’s business is additionally subject to multiple other domestic and international laws, including those relating to the transmission of information, privacy, security, data retention, and other consumer focused laws, and, as such, may be impacted by changes in the interpretation of such laws.

On June 30, 2021, the Company acquired interest in Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). Aganar has been operating in the licensed iLottery market in Mexico since 2007 as an online retailer of Mexican National Lottery draw games, instant digital scratch-off games and other games of chance. JuegaLotto is licensed by the Mexican federal regulatory authorities to sell international lottery games in Mexico.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned operating subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation.

Impact of Trident Acquisition Corp. Business Combination

We accounted for the October 29, 2021 Business Combination as a reverse recapitalization whereby AutoLotto was determined as the accounting acquirer and Trident Acquisition Corp. (“TDAC”) as the accounting acquiree. This determination was primarily based on:

●	former AutoLotto stockholders having the largest voting interest in Lottery.com Inc. (“Lottery.com”);

●	the board of directors of Lottery.com having 7 members, and AutoLotto’s former stockholders having the ability to nominate the majority of the members of the board of directors;

●	AutoLotto management continuing to hold executive management roles for the post-combination company and being responsible for the day-to-day operations;

●	the post-combination company assuming the Lottery.com name;

●	Lottery.com maintaining the pre-existing AutoLotto headquarters; and the intended strategy of Lottery.com being a continuation of AutoLotto’s strategy.

Accordingly, the Business Combination was treated as the equivalent of AutoLotto issuing stock for the net assets of TDAC, accompanied by a recapitalization. The net assets of TDAC are stated at historical cost, with no goodwill or other intangible assets recorded.

While TDAC was the legal acquirer in the Business Combination, because AutoLotto was determined as the accounting acquirer, the historical financial statements of AutoLotto became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in the accompanying consolidated financial statements reflect (i) the historical operating results of AutoLotto prior to the Business Combination; (ii) the combined results of the Company and AutoLotto following the closing of the Business Combination; (iii) the assets and liabilities of AutoLotto at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In connection with the Business Combination transaction, we have converted the equity structure for the periods prior to the Business Combination to reflect the number of shares of the Company’s common stock issued to AutoLotto’s stockholders in connection with the recapitalization transaction. As such, the shares, corresponding capital amounts and earnings per share, as applicable, related to AutoLotto convertible preferred stock and common stock prior to the Business Combination have been retroactively converted by applying the exchange ratio established in the Business Combination.

Non-controlling Interests

Non-controlling interests represent the proportionate ownership of Aganar and JuegaLotto, held by minority members and reflect their capital investments as well as their proportionate interest in subsidiary losses and other changes in members’ equity, including translation adjustments.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Under the provisions of ASC 280, Segment Reporting, the Company is not organized around specific services or geographic regions. The Company operates in one service line, providing lottery products and services.

We determined that our Chief Financial Officer is the Chief Operating Decision Maker and he uses financial information, business prospects, competitive factors, operating results and other non-U.S. GAAP financial ratios to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment on a consolidated basis for each of the periods presented.

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. Cash is regularly maintained in excess of federally insured limits at the financial institutions. Management believes that the Company is not exposed to any significant credit risk related to cash deposits.

Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company evaluates its estimates on an ongoing basis and prepares its estimates on historical experience and other assumptions the Company believes to be reasonable under the circumstances.

Reclassifications

Certain balances have been reclassified in the accompanying consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on the balances of current or total assets and prior year’s net loss or accumulated deficit.

Foreign currency translation

Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using year-end exchange rates. Sales, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss).

Cash and Restricted Cash

As of December 31, 2021 and 2020, cash comprised of cash deposits, and deposits with some banks exceeded federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of December 31, 2021 and December 31, 2020.

As of December 31, 2020, restricted cash included $6,950,000 escrow deposit related to the Company’s future performance obligations to provide data access to a third party under a Master Service Agreement dated December 12, 2020. As of December 31, 2021, the restricted cash balance was $0 as the Company met all requirements in the agreement.

Accounts Receivable

The Company through its various merchant providers pre-authorizes forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and does not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, being its customers, in the normal course of business. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. The Company did not record any allowance for uncollectible receivables as of December 31, 2021 and 2020. The Company has not incurred bad debt expense historically.

Prepaid Expenses

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with a third party to provide advertising services and issued equity instruments as compensation for the advertising services. The Company expenses the service as it is performed. The value of the services provided were used to value these contracts. The current portion of prepaid expenses is included in current assets on the consolidated balance sheets.

Investments

On August 2, 2018, AutoLotto purchased 186,666 shares of Class A-1 common stock of a third party business development partner representing 4% of the total outstanding shares of the company. As this investment resulted in less than 20% ownership, it was accounted for using the cost basis method.

Property and equipment, net

Property and equipment are stated at cost. Depreciation and amortization are generally computed using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Routine maintenance and repair costs are expensed as incurred. The costs of major additions, replacements and improvements are capitalized. Gains and losses realized on the sale or disposal of property and equipment are recognized or charged to other expense in the consolidated statement of operations.

Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Computers and equipment	3 years
Furniture and fixtures	5 years
Software	3 years

Leases

Right-of-use assets (“ROU assets”) represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease payments are not included in the calculation of the right-of-use asset and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. As most of the leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Otherwise, the implicit rate was used when readily determinable. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, the Company accounts for the lease and non-lease components as a single lease component for all classes of underlying assets as both a lessee and lessor. Further, management elected a short-term lease exception policy on all classes of underlying assets, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less).

Internal Use Software Development

Software development costs incurred internally to develop software programs to be used solely to meet our internal needs and applications are capitalized once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the intended function. Additionally, we capitalize qualifying costs incurred for upgrades and enhancements to existing software that result in additional functionality. Costs related to preliminary project planning activities, post-implementation activities, maintenance and minor modifications are expensed as incurred. Internal-use software development costs are amortized on a straight line basis over the estimated useful life of the software.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of ASC 350, “Goodwill and Other Intangible Assets”. The Company reviewed for impairment and determined that no impairment indicators exist as of December 31, 2021 and 2020. See Footnote 5 for further discussion.

Revenue Recognition

Under the new standard, Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, the Company recognizes revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists; (ii) identifiable performance obligations under the contract exist; (iii) the transaction price is determinable for each performance obligation; (iv) the transaction price is allocated to each performance obligation; and (v) when the performance obligations are satisfied. Revenues are recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration expected to be entitled to in exchange for those goods or services.

Lottery game revenue

Items that fall under this revenue classification include:

Lottery game sales

The Company’s performance obligations of delivering lottery games are satisfied at the time in which the digital representation of the lottery game is delivered to the user of the B2C Platform or the commercial partner of the B2B API, therefore, are recognized at a point in time. The Company receives consideration for lottery game sales at the time of delivery to the customer, being the user or commercial partner, as applicable. There is no variable consideration related to lottery game sales. As each individual lottery game delivered represents a distinct performance obligation and consideration for each game sale is fixed, representing the standalone selling price, there is no allocation of consideration necessary.

In accordance with Accounting Standards Codification (“ASC”) 606, the Company evaluates the presentation of revenue on a gross versus net basis dependent on if the Company is a principal or agent. In making this evaluation, some of the factors that are considered include whether the Company has control over the specified good or services before they are transferred to the customer. The Company also assesses if it is primarily responsible for fulfilling the promise to provide the goods or services, has inventory risk, and has discretion in establishing the price. For all of the Company’s transactions, management concluded that gross presentation is appropriate, as the Company is primarily responsible for providing the performance obligation directly to the customers and assumes fulfilment risk of all lottery game sales as it retains physical possession of lottery game sales tickets from time of sale until the point of redemption. The Company also retains inventory risk an all lottery game sales tickets as they would be responsible for any potential winnings related to lost or unredeemable tickets at the time of redemption. Finally, while states has the authority to establish lottery game sales prices, the Company can add service fees to ticket prices evidencing its ability to establish the ultimate price of the lottery tickets being sold.

Other associated revenue

The Company’s performance obligations in agreements with certain customers is to provide a license of intellectual property related to the use of the Company’s tradename for marketing purposes by partners of the Company. Customers pay a license fee up front. The transaction price is deemed to be the license issue fee stated in the contract. The license offered by the Company represents a symbolic license which provides the customer with the right to use the Company’s intellectual property on an ongoing basis with continued support throughout the term of the contract in the form of ongoing maintenance of the underlying intellectual property. There is no variable consideration related to these performance obligations.

Affiliate marketing credit revenue

The Company’s performance obligation in agreements with certain customers is to transfer previously acquired affiliate marketing credits (‘credits’). Customers’ payment for these credits is priced on a per-contract basis. The performance obligation in these agreements is to provide title rights of the previously acquired credits to the customer. This transfer is point-in-time when the revenue is recognized, and there are no variable considerations related to this performance obligation.

Arrangements with multiple performance obligations

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, management allocates revenue to each performance obligation based on its relative standalone selling price. Management generally determines standalone selling prices based on the prices charged to customers.

Deferred Revenue

The Company records deferred revenue when cash payments are received or due in advance of any performance, including amounts which are refundable.

Payment terms vary by the type and location of the customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, management requires payment before the products or services are delivered to the customer.

Contract Assets

Given the nature of the Company’s services and contracts, it has no contract assets.

Taxes

Taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue-producing transactions, that are collected by us from a customer, are excluded from revenue.

Cost of Revenue

Cost of revenue consists primarily of variable costs, comprising (i) the cost of procurement of lottery games, minus winnings to users, additional expenses related to the sale of lottery games, including, commissions, affiliate fees and revenue shares; and (ii) payment processing fees on user fees, including, chargebacks imposed on the Company. Other non-variable costs included in cost of revenue include affiliate marketing credits acquired on a per-contract basis.

Stock-based Compensation

Effective October 1, 2019, the Company adopted ASU 2018-07, Compensation – “Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting” (“ASC 718”), which addresses aspects of the accounting for nonemployee share-based payment transactions and accounts for share-based awards to employees in accordance with ASC 718, Stock Compensation. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2021 and 2020 were approximately $507,000 and $66,000, respectively.

Income Taxes

For both financial accounting and tax reporting purposes, the Company reports income and expenses based on the accrual method of accounting.

For federal and state income tax purposes, the Company reports income or loss from their investments in limited liability companies on the consolidated income tax returns. As such, all taxable income and available tax credits are passed from the limited liability companies to the individual members. It is the responsibility of the individual members to report the taxable income and tax credits, and to pay any resulting income taxes. Therefore, in relation to the income and losses incurred by the limited liability companies, they have been consolidated in the Company’s tax return and provision based upon its relative ownership.

Income taxes are accounted for in accordance with ASC 740, “Income Taxes” (“ASC 740”), using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefit will not be realized.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Generally, the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years. For federal tax purposes, the Company’s 2018 through 2021 tax years generally remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the Company’s 2017 through 2021 tax years remain open for examination by the tax authorities under the normal four-year statute of limitations.

Fair Value of Financial Instruments

The Company determines the fair value of its financial instruments in accordance with the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

●	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

●	Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability

●	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.

Determination of fair value and the resulting hierarchy requires the use of observable market data whenever available.

The classification of an asset or liability in the hierarchy is based upon the lowest level of input that is significant to the measurement of fair value.

Fair value of stock options and warrants

Management uses the Black-Scholes option-pricing model to calculate the fair value of stock options and warrants. Use of this method requires management to make assumptions and estimates about the expected life of options and warrants, anticipated forfeitures, the risk-free rate, and the volatility of the Company’s share price. In making these assumptions and estimates, management relies on historical market data.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and other (Topic 350) (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The amendments in this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company is currently evaluating this new standard and management does not currently believe it will have a material impact on its consolidated financial statements, depending on the outcome of future goodwill impairment tests.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require the Company to use forward-looking information to formulate its credit loss estimates. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating this new standard and currently does not expect it to have a significant impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2021, and early adoption is permitted. The Company is currently evaluating this new standard and currently does not expect it to have a significant impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-09, Debt (Topic 470) (“ASU 2020-09”). ASU 2020-09 amendments to SEC paragraphs pursuant to SEC release NO. 33-10762 amends terms related to Debt Guarantors and Issuers of Guaranteed Securities Registered or to be Registered with the SEC. The Company is currently evaluating the timing of adoption and impact of the updated guidance on its financial statements.

3.	Business Combination

TDAC Combination

On October 29, 2021, the Company and AutoLotto consummated the transactions contemplated by the Merger Agreement. At the Closing, each share of common stock and preferred stock of AutoLotto that was issued and outstanding immediately prior to the effective time of the Merger (other than excluded shares as contemplated by the Merger Agreement) was cancelled and converted into the right to receive approximately 3.0058 shares (the “Exchange Ratio”) of Lottery.com. common stock.

The Merger closing was a triggering event for the Series B convertible notes, of which $63.8 million was converted into 3,248,526 shares of AutoLotto that were then converted into 9,764,511 shares of Lottery.com common stock using the Exchange Ratio.

At the Closing, each option to purchase AutoLotto’s common stock, whether vested or unvested, was assumed and converted into an option to purchase a number of shares of Lottery.com common stock in the manner set forth in the Merger Agreement.

The Company accounted for the Business Combination as a reverse recapitalization whereby AutoLotto was determined as the accounting acquirer and TDAC as the accounting acquiree. Refer to Note 2, Summary of Significant Accounting Policies, for further details. Accordingly, the Business Combination was treated as the equivalent of AutoLotto issuing stock for the net assets of TDAC, accompanied by a recapitalization. The net assets of TDAC are stated at historical cost, with no goodwill or other intangible assets recorded.

The accompanying consolidated financial statements and related notes reflect the historical results of AutoLotto prior to the merger and do not include the historical results of TDAC prior to the consummation of Business combination.

Upon the closing of the transaction, AutoLotto received total gross proceeds of approximately $42,794,000, from TDAC’s trust and operating accounts. Total transaction costs were approximately $9,460,000, which principally consisted of advisory, legal and other professional fees and were recorded in additional paid in capital. Cumulative debt repayments of approximately $11,068,000, inclusive of accrued but unpaid interest, were paid in conjunction with the close, which included approximately $5,475,000 repayment of notes payable to related parties, and approximately $5,593,000 payment of accrued underwriter fees.

Pursuant to the terms of the Business Combination Agreement, the holders of issued and outstanding shares of AutoLotto immediately prior to the Closing (the “Sellers”) were entitled to receive up to 6,000,000 additional shares of Common Stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “TDAC Founders”) were also entitled to receive up to 4,000,000 additional shares of Common Stock (the “TDAC Founder Earnout Shares” and, together with the Seller Earnout Shares, the “Earnout Shares”). One of the earnout criteria had not been met by the December 31, 2021 deadline thus no earnout shares were granted specific to that criteria. As of December 31, 2021, 3,000,000 of the Seller Earnout Shares and 2,000,000 TDAC Founder Earnout Shares are still eligible Earnout Shares until December 31, 2022.

Global Gaming Acquisition

On June 30, 2021, the Company completed its acquisition of 100 percent of equity of Global Gaming Enterprises, Inc., a Delaware corporation (“Global Gaming”), which holds 80% of the equity of each of Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). JuegaLotto is federally licensed by the Mexico regulatory authorities with jurisdiction over the ability to sell international lottery games in Mexico through an authorized federal gaming portal and is licensed for games of chance in other countries throughout Latin America. Aganar has been operating in the licensed iLottery market in Mexico since 2007 and is licensed to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license and additionally issues a proprietary scratch lottery game in Mexico under the brand name Capalli. The opening balance of the acquirees have been included in our consolidated balance sheet since the date of the acquisition. Since the acquirees’ financial statements were denominated in Mexican pesos, the exchange rate of 22.0848 pesos per dollar was used to translate the balances.

The net purchase price was allocated to the assets and liabilities acquired as per the table below. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The fair values of the acquired intangible assets were determined using Level 3 inputs which were not observable in the market.

The total purchase price of $10,989,691, consisting of cash of $10,530,000 and 687,439 shares of common stock of AutoLotto at $0.67 per share. The total consideration transferred was approximately $10,055,214, reflecting the purchase price, net of cash on hand at Global Gaming and the principal amount of certain loans acquired. The purchase price is for an 80% ownership interest and is therefore grossed up to $13,215,843 as to reflect the 20% minority interest in the acquirees. The purchase price was allocated to the identified tangible and intangible assets acquired based on their estimated fair values at the acquisition date as follows:

Cash	$517,460
Accounts receivable, net	34,134
Prepaids	5,024
Property and equipment, net	2,440
Other assets, net	65,349
Intangible assets	8,590,000
Goodwill	4,940,643
Total assets	$14,155,051

Accounts payable and other liabilities	$(387,484)
Customer deposits	(134,707)
Related party loan	(417,017)
Total liabilities	$(939,208)

Total net assets of Acquirees	$13,215,843

Goodwill recognized in connection with the acquisition is primarily attributed to an anticipated growing lottery market in Mexico that are expected to be achieved from the integration of these Mexican entities. None of the goodwill is expected to be deductible for income tax purposes.

Following are details of the purchase price allocated to the intangible assets acquired.

Category	Fair Value

Customer relationships	$410,000
Gaming licensees	4,020,000
Trade names and trademarks	2,540,000
Technology	1,620,000

Total Intangibles	$8,590,000

The following pro forma condensed consolidated results of operations for the year ended December 31, 2021 have been prepared as if the acquisition of Global Gaming had occurred on January 1, 2021 and includes adjustments for amortization of intangibles and the addition to basic and diluted weighted average number of shares outstanding.

	For the year ended December 31, 2021
		Global
	Lottery.com (As presented above)	Gaming Acquisition (Historical) (unaudited)	Pro forma Lottery.com
Total revenues	$68,527,394	1,962,370	$70,489,764
Net income (loss)	(10,955,026)	(86,162)	(11,041,188)
Net income (loss) attributable to shareholders	$(11,092,605)	(86,162)	$(11,178,767)

Net income (loss) per common share
Basic and diluted	$(0.43)		$(0.43)

Weighted average common shares outstanding
Basic and diluted	25,998,831		25,998,831

Subsequently, the Company adjusted Goodwill for the recording of related deferred tax liabilities as the Company released $1.6 million of valuation allowance since the additional deferred tax liabilities represent a future source of taxable income. See Note 10.

4.	Property and Equipment, net

Property and equipment, net as of December 31, 2021 and 2020, consisted of the following:

	December 31,	December 31,
	2021	2020

Computers and equipment	$113,151	$85,004
Furniture and fixtures	23,760	14,301
Software	1,903,121	1,903,121
Property and equipment	2,040,032	2,002,426
Accumulated depreciation	(1,898,753)	(1,331,474)
Property and equipment, net	$141,279	$670,952

Depreciation expense for the years ended December 31, 2021 and 2020 amounted to $560,246 and $641,661, respectively.

5.	Intangible assets, net

TinBu Acquisition

The following intangible assets, net relate to the acquisition of TinBu LLC (“TinBu”):

Customer Relationships

Customer relationships represent the valuation of acquired customer accounts. The cost is amortized on the straight-line method over its estimated useful life of six years.

	December 31,	December 31,
	2021	2020
Cost basis	$940,000	$940,000
Less: accumulated amortization	(522,222)	(365,556)
	$417,778	$574,444

Amortization expense for the years ended December 31, 2021 and 2020 was $156,667. Estimated amortization expense for each of the ensuing years through December 31, 2024 will be $156,667 (except for 2024, which will be $104,444).

Trade Name

Trade name consists of the valuation of the Company’s trademarks and brand identity. The trade name is being amortized on the straight-line method over its respective term of six years.

	December 31,	December 31,
	2021	2020
Cost basis	$10,000	$10,000
Less: accumulated amortization	(5,556)	(3,889)
	$4,444	$6,111

Amortization expense for the years ended December 31, 2021 and 2020 was $1,667. Estimated amortization expense for each of the ensuing years through December 31, 2024 will be $1,667 (except for 2024, which will be $1,111).

Technology

Technology represents the valuation of acquired technology. The cost is amortized on the straight-line method over its estimated useful life of six years.

	December 31,	December 31,
	2021	2020
Cost basis	$1,430,000	$1,430,000
Less: accumulated amortization	(794,444)	(556,111)
	$635,556	$873,889

Amortization expense for the years ended December 31, 2021 and 2020 was $238,333. Estimated amortization expense for each of the ensuing years through December 31, 2024 will be $238,333 (except for 2024, which will be $158,889).

Software Agreements

The Company entered into a software agreement with a third party. As part of the agreement, the Company paid $2,000,000 for unlimited access to the software of the third party. The cost of this software agreement is amortized on the straight-line method over its estimated useful life of six years.

	December 31,	December 31,
	2021	2020
Cost basis	$2,000,000	$2,000,000
Less: accumulated amortization	(1,277,777)	(944,444)
	$722,223	$1,055,556

Amortization expense for the years ended December 31, 2021 and 2020 was $333,333. Estimated amortization expense for each of the ensuing years through December 31, 2024 will be $333,333 (except for 2024, which will be $55,556).

Playsino, Inc.

On March 9, 2018, the Company and Playsino Inc. executed a Merger Agreement (the “Playsino Agreement”), which included a provision that, in the event of the Playsino Agreement’s termination, the Company would receive a non-exclusive license to certain programs, databases and operating systems owned by Playsino, Inc. without further action required by either the Company or Playsino, Inc. On February 15, 2021, the Company terminated the majority of the Playsino Agreement, to pursue a business combination with Trident. The surviving provision was the non-exclusive license for which the Company issued Playsino, Inc. a Series B notes in the principal amount to $12.45 million. The Company’s non-exclusive license to certain programs, databases and operating systems became effective as of the date of the termination of the Playsino Agreement, being February 15, 2021, on which both parties were able to agree on the value for the non-exclusive license. The non-exclusive license is treated as an intangible asset under ASC 350 “Intangibles — Goodwill and Other”. The useful life of the intangible asset is five years. The cost of the intangible asset is amortized on the straight-line method over its estimated useful life. As of the date of this filing, the Company’s management assessed that were no triggering events or circumstances that indicated that the asset carrying value would be impaired. Management will continue to evaluate for impairment periodically in accordance with ASC 360-10 “Overall — Recoverability of Carrying Amounts — Assets to Be Held and Used”.

December 31,
2021
Cost basis	$12,450,000
Less: accumulated amortization	(1,867,500)
$10,582,500

Amortization expense for the year ended December 31, 2021 was $1,867,500. Estimated amortization expense for each of the ensuing years through December 31, 2026 will be $2,075,000 (except for 2026, which will be $207,500).

Sports.com Domain Acquisition

In February 2021, the Company purchased the domain name sports.com. The total purchase price for the unlimited use of the domain name was $6,000,000 which was partially paid in cash for $3,000,000 and the balance was settled by issuing Series B convertible debt of $3,000,000 (see Note 6). The cost is amortized n the straight-line method over its estimated useful life of fifteen years.

December 31,
2021
Cost basis	$6,000,000
Less: accumulated amortization	(333,333)
$5,666,667

Amortization expense for the year ended December 31, 2021 was $333,333. Estimated amortization expense for each of the ensuing years through December 31, 2036 will be $400,000 (except for 2036, which will be $66,667).

Lottery.com Domain Acquisition

In March 2017, the Company purchased the domain name lottery.com. The total purchase price was $935,000 for the domain name. The cost is amortized on the straight-line method over its estimated useful life of fifteen years.

	December 31,	December 31,
	2021	2020
Cost basis	$935,000	$935,000
Less: accumulated amortization	(296,083)	(233,750)
	$638,917	$701,250

Amortization expense for the years ended December 31, 2021 and 2020 was $62,333. Estimated amortization expense for each of the ensuing years through December 31, 2032, will be $62,333 (except for 2032, which will be $15,588).

Aganar and JuegaLotto Acquisition

The following intangible assets, net relate to the acquisition of Aganar and JuegaLotto:

Customer Relationships

Customer relationships represent the valuation of acquired customer accounts. The asset will be amortized on the straight-line method over its estimated useful life of six years.

December 31,
2021
Cost basis	$410,000
Less: accumulated amortization	(34,167)
$375,833

Amortization expense for the year ended December 31, 2021 was $34,167. Estimated amortization expense for each of the ensuing years through December 31, 2027 will be $68,333 (except for 2027, which will be $34,167).

Trade Name

Trade name consists of the valuation of the Company’s trademarks and brand identity. The trade name is being amortized on the straight-line method over its respective term of six years.

December 31,
2021
Cost basis	$2,540,000
Less: accumulated amortization	(211,667)
$2,328,333

Amortization expense for the year ended December 31, 2021 was $211,667. Estimated amortization expense for each of the ensuing years through December 31, 2027 will be $423,333 (except for 2027, which will be $211,667).

Technology

Technology represents the valuation of acquired technology. The asset will be amortized on the straight-line method over its estimated useful life of six years.

December 31,
2021
Cost basis	$1,620,000
Less: accumulated amortization	(135,000)
$1,485,000

Amortization expense for the year ended December 31, 2021 was $135,000. Estimated amortization expense for each of the ensuing years through December 31, 2027 will be $270,000 (except for 2027, which will be $135,000).

Gaming Licenses

Gaming licenses represent the valuation of licenses allowing the entities to operate in certain jurisdictions. The asset will be amortized on the straight-line method over its estimated useful life of six years.

December 31,
2021
Cost basis	$4,020,000
Less: accumulated amortization	(335,000)
$3,685,000

Amortization expense for the year ended December 31, 2021 was $670,000. Estimated amortization expense for each of the ensuing years through December 31, 2027 will be $670,000 (except for 2027, which will be $335,000).

Internal Use Software Development

The Company has reviewed the software development expenses associated with a variety of software development efforts during the year 2021 and determined that a significant amount of the expense associated with internally developed software should be capitalized under ASC 350-40.

The Company’s identified capitalized software intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 10 years.

December 31,
2021
Cost basis	$111,951
Less: accumulated amortization	(23,323)
$88,628

Amortization expense for the year ended December 31, 2021 was $23,323. Estimated amortization expense for years ended December 31, 2022 and December 31, 2023 will be $55,976 and $32,652, respectively.

Software development costs of $2,080,099 relate to project not placed in service as of December 31, 2021, amortization will be calculated using the straight line method over the appropriate estimated useful life.

6.	Notes Payable and Convertible Debt

Secured Convertible Note

In connection with the Lottery.com domain purchase, the Company issued a secured convertible promissory note (“Secured Convertible Note”) with a fair value of $935,000 that matured in March 2021. The Company used the fair value of the Secured Convertible Note to value the debt instrument issued. In March 2021, the Secured Convertible Note was fully converted into 1,398,221 shares of the Company’s common stock (see Note 7).

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties have verbally agreed to extend the maturity of the notes to December 31, 2021. As of December 31, 2021 and December 31, 2020, the balance amount due on these notes was $0 and $821,500, respectively. The Company cannot prepay the loan without consent from the noteholders. As of December 31, 2021, there have been no Qualified Financing events, that trigger conversion, this included the TDAC combination. As of December 31, 2021, the remaining outstanding balance of $771,500 are no longer convertible and have been reclassified to Notes Payable as per the agreement. Accrued interest on the note payable was $138,822 at December 31, 2021.

Series B Notes

From November 2018 to December 2020, the Company entered into multiple Convertible Promissory Note agreements with unaffiliated investors for an aggregate amount of $8,802,828. The notes bear interest at 8% per year, are unsecured, and were due and payable on dates ranging from December 2020 to December 2021. For those notes maturing on or before December 31, 2020, the parties entered into amendments in February 2021 to extend the maturity of the notes to December 21, 2021. The Company cannot prepay the loan without consent from the noteholders.

During the year ended December 31, 2021, the Company entered into multiple Convertible Promissory Note agreements with unaffiliated investors for an aggregate amount of $38,893,733. The notes bear interest at 8% per year, are unsecured, and are due and payable on dates ranging from December 2021 to December 2022. The Company cannot prepay the loan without consent from the noteholders. As of December 31, 2021, the Series B Convertible Notes had a balance of $0. The Company also issued additional convertible promissory notes with unaffiliated investors for an aggregate amount of $10,000,000. The notes bear an interest at 6% per year, are unsecured and were due in May 2023.

During the year ended December 31, 2021, the Company entered into amendments with six of the Series B promissory noteholders to increase the principal value of the notes. The additional principal associated with the amendments totaled $3,552,114. The amendments were accounted for as a debt extinguishment, whereby the old debt was derecognized and the new debt was recorded at fair value. The Company recorded loss on extinguishment of $71,812 as a result of the amendment which is mapped in “Other expenses” on the consolidated statements of operations and comprehensive loss.

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 9,764,511 shares of Lottery.com common stock. As of December 31, 2021, the remaining outstanding balance of $185,095 are no longer convertible and have been reclassified to notes payable. See Note 3 Accrued interest on this note payable as of December 31, 2021 was $35,184.

As of December 31, 2021 and 2020, the outstanding balances of the Series A and B notes was as follows;

	December 31,	December 31,
	2021	2020
Total face value of series A convertible notes payable	$-	$821,500
Total face value of series B convertible notes payable	-	8,607,802
Total face value of secured convertible promissory note	-	935,000
Total face value of convertible notes payable	-	10,364,302
Less: unamortized beneficial conversion feature	-	(1,240,716)
Less: unamortized debt discount	-	(230,921)
Total convertible notes payable, net	-	8,892,665
Less: current portion of convertible notes payable	-	(8,882,665)
Convertible notes payable, net of current portion	$-	$10,000

PPP Loan

On May 1, 2020, the Company entered into a Promissory Note with Cross River Bank, which provides for a loan in the aggregate amount of $493,225, pursuant to the Paycheck Protection Program, (“PPP”). The PPP, established under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities (“Qualified Expenses”), and maintains its payroll levels. On August 24, 2021, the PPP loan and accrued interest was forgiven by the U.S. Small Business Administration (“SBA”) in full. The Company recorded the full amount related to the forgiveness of the PPP loan as a gain on extinguishment of debt during our third quarter of fiscal year 2021.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of December 31, 2021 and 2020, the balance of the loan was $150,000 and $150,000, respectively. As of December 31, 2021, the accrued interest on this note was $2,255.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at a variable rate, are unsecured, and the parties have verbally agreed the notes will be due upon a qualifying financing event. As of December 30, 2021 and 2020, the balance of the loans totaled $13,000 and 17,700, respectively.

Notes payable

On August 28, 2018, in connection with the purchase of the entire membership interest of TinBu, the Company entered into several notes payable for $12,674,635 with the sellers of the TinBu and a broker involved in the transaction. The notes had an interest rate of 0%, and original maturity date of January 25, 2022. The notes payable were modified during 2021 to extend the maturity to June 30, 2022 and modified the interest rate to include simple interest of 4.1% per annum effective October 1, 2021. Each of the amendments were evaluated and determined to be loan modifications and accounted for accordingly.

As of December 30, 2021 and December 31, 2020, the balance of the notes was $2,628,234 and $11,067,643, respectively.

7.	Stockholders’ Equity

Preferred and Common Stock

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of December 31, 2021, there were no shares of preferred stock issued and outstanding.

Common Stock

Our Charter authorizes the issuance of an aggregate of 500,000,000 shares of Common Stock, par value $0.001 per share. The shares of Common Stock are duly authorized, validly issued, fully paid and non-assessable. Our purpose is to engage in any lawful act or activity for which corporations may now or hereafter be organized under the DGCL. Unless our Board determines otherwise, we will issue all shares of our common stock in uncertificated form. Holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders of Common Stock do not have cumulative voting rights in the election of directors. Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of our Common Stock will be entitled to receive pro rata our remaining assets available for distribution.

As of December 31, 2021 and December 31, 2020, 46,808,251 shares and 22,658,006 shares, respectively, were outstanding. During the year ended December 31, 2021, the Company issued the following shares of common stock.

Issuance of Common Stock in Reverse Merger (Note 3)	11,384,655
Issuance of Common Stock in Global Gaming Acquisition (Note 3)	687,439
Exercise of options (Note 8)	737,732
Exercise of warrants (See below)	177,684
Conversion of convertible debt (Note 6)	11,162,735

Total	24,150,245

Public Warrants

The Public Warrants became exercisable 30 days after the Closing as the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The S-1 registration became effective November 24, 2021. The Public Warrants will expire five years after October 29, 2021, which was the completion of the TDAC Combination or earlier upon redemption or liquidation.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. These warrants cannot be net cash settled by the Company in any event.

As of December 31, 2021, there were 20,125,000 Public Warrants outstanding. Immediately after giving effect to the Business Combination, there were 20,125,002 warrants to purchase share of Common stock outstanding, 20,125,000 of which are public warrants and two of which were previously warrants of AutoLotto, which are now warrants of Lottery.com and are exercisable to purchase an aggregate of 395,675 shares of common stock.

Private Warrants

Private warrants of TDAC issued before the business combination were forfeited and did not transfer to the surviving entity.

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $12.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of the Business Combination. The 1,750,000 Units represents the right to purchase 1,750,000 shares of common stock and 1,750,000 warrants to purchase 1,750,000 shares of common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 29, 2023. The Units issuable upon exercise of this option are identical to those offered by Lottery.com. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Business Combination resulting in a charge directly to stockholders’ equity.  As of December 31, 2021 all of the 1,750,000 Units are vested, exercisable and outstanding.

Common Stock Warrants

The Company did not issue any warrants during the years ended December 31, 2021 and 2020. All 395,675 outstanding warrants are fully vested and have a weighted average remaining contractual life of 4.0 years. The Company did not incur any expense for the year ended December 31, 2021 and 2020.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	573,359	$0.28	5.8	$272,638
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at December 31, 2020	573,359	0.28	4.8	272,638
Granted	-	-	-
Exercised	(177,684)	0.66	-
Forfeited/cancelled	-	-	-
Outstanding at December 31, 2021	395,675	$0.11	4.0	$2,478,501

Exercisable at December 31, 2021	395,675	$0.11	4.0	$2,478,501

Beneficial Conversion Feature – Convertible Debt

As detailed in Note 6 – Notes Payable and Convertible Debt, the Company has issued two series of convertible debt. Both issuances resulted in the recognition of the beneficial conversion features contained within both of the instruments. The Company recognized the proceeds allocable to the beneficial conversion feature of $8,480,697 as additional paid in capital and a corresponding debt discount of $2,795,000. This additional paid in capital is reflected in the accompanying consolidated Statements of Equity.

Earnout Shares

As detailed in Note 3 – as part of the TDAC Combination as of December 31, 2021 a total of 5,000,000 Earnout Shares are eligible for issuance until December 31, 2022.

8.	Stock-based Compensation Expense

2015 Stock Option Plan

Prior to the closing of the Business Combination, AutoLotto had the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (the “2015 Plan”) in place. Under the 2015 Plan, incentive stock options may be granted at a price not less than fair market value of the common stock (110% of fair value to holders of 10% or more of voting stock). If the Common Stock is at the time of grant listed on any Stock Exchange, then the Fair Market Value shall be the closing selling price per share of Common Stock on the date in question on the Stock Exchange, as such price is officially quoted in the composite tape of transactions on such exchange and published in The Wall Street Journal. If there is no closing selling price for the Common Stock on the date in question, then the Fair Market Value shall be the closing selling price on the last preceding date for which such quotation exists. If the Common Stock is at the time neither listed on any Stock Exchange, then the Fair Market Value shall be determined by the Board of Directors or the Committee acting in its capacity as administrator of the Plan after taking into account such factors as the Plan Administrator shall deem appropriate. The maximum number of shares of Common Stock which may be issued over the term of the Plan shall not exceed Four Hundred Fifty Thousand (450,000). Options are exercisable over periods not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of voting stock) from the date of grant. Shares of Common Stock issued under the Stock Issuance Program may, in the discretion of the Plan Administrator, be fully and immediately vested upon issuance or may vest in one or more instalments over the Participant’s period of Service or upon attainment of specified performance objectives. The Plan Administrator may not impose a vesting schedule upon any option grant or the shares of Common Stock subject to that option which is more restrictive than twenty percent (20%) per year vesting, with the initial vesting to occur not later than one (1) year after the option grant date. However, such limitation shall not be applicable to any option grants made to individuals who are officers of the Corporation, non-employee Board members or independent consultants.

2021 Equity Incentive Plan

In connection with the Business Combination, our board of directors adopted, and our stockholders approved, the Lottery.com 2021 Incentive Award Plan (the “2021 Plan”) under which 13,130,368 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 by a number of shares of Company common stock equal to five percent (5%) of the total outstanding shares of Company common stock on the last day of the prior calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no such increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Company common stock than would otherwise occur pursuant to the preceding sentence.  As of December 31, 2021, the Company has not granted awards under the 2021 Plan.

Stock Options

The Company did not issue any new stock options during the years ended December 31, 2021 and 2020. The following table shows stock option activity for the years ended December 31, 2021 and 2020:

	Shares Available for Grant	Outstanding Stock Awards	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Balance, December 31, 2019	18,618	1,334,005	$0.31	6.5	$362,841
Forfeited/cancelled	18,786	(18,786)	(0.67)
Balance, December 31, 2020	37,405	1,315,218	0.30	5.5	$362,841
Exercised	-	(737,732)	(0.28)
Forfeited/Cancelled	231,825	(231,825)	(0.65)
Balance, December 31, 2021	269,229	345,661	$0.97	4.4	$2,061,303

Exercisable, December 31, 2021	-	345,661	$0.97	4.4	$2,061,303

Stock-based compensation expense related to the employee options was $10,077 and $9,417 for the year ended December 31, 2021, and 2020 respectively.

Stock-based compensation expense related to the non-employee options was $0 and $6,682 for year ended December 31, 2021 and 2020, respectively. No income tax benefit has been recognized related to the stock-based compensation expense, and no tax benefits have been realized from the exercised stock options. As of December 31, 2021, unrecognized stock-based compensation associated with stock options amounted to $0.

Restricted awards

The Company has awarded restricted stock to employees on October 28, 2021, which were granted with various vesting terms including immediate vesting, service-based vesting, and performance-based vesting. In accordance with ASC 718, the Company has classified the restricted stock as equity.

For employee issuances, the measurement date is the date of grant, and the Company recognizes compensation expense for the grant of the restricted shares, over the service period for the restricted shares that vest over a period of multiple years and for performance-based vesting awards, the Company recognizes the expense when management believes it is probable the performance condition will be achieved. As of December 31, 2021, the Company had granted 3,832,431 shares with vesting to begin April 2022. For the year ended December 31, 2021, the Company recognized $15,522,185 of stock compensation expense related to the employee restricted stock grants. As of December 31, 2021, unrecognized stock-based compensation associated with the restricted stock awards is $41,006,168 which will be expensed over the next 3.75 years.

The Company had restricted stock activity summarized as follows:

Weighted
Average
	Number of	Grant
	Shares	Fair Value
Outstanding at December 31, 2020	-	$-
Granted	3,832,431	14.75
Vested	-	-
Forfeited/cancelled	-	-
Restricted shares unvested at December 31, 2021	3,832,431	$14.75

9.	Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended December 31,
	2021	2020

Comprehensive net loss attributable to stockholders	$(11,092,605)	$(5,812,663)

Weighted average common shares outstanding
Basic and diluted	25,998,831	22,658,006

Net loss per common share
Basic and diluted	$(0.43)	$(0.26)

As of December 31, 2021, the Company excluded 345,661 stock options, 2,012,774 convertible debt into common shares, 3,832,431 of restricted awards, 3,869,305 of warrants, 1,726,027 of earn out shares and 604,110 of unit purchase options from the calculation of diluted net loss per share with the effect being anti-dilutive.

As of December 31, 2020, the Company excluded 1,315,218 stock options and 537,359 warrants from the computation of diluted net loss per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.

10.	Income Taxes

The Company's pre-tax income (loss) by jurisdiction was as follows for the years ending December 31, 2021 and December 31, 2020;

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Domestic	$(11,538,270)	$(5,093,504)
Foreign	$(968,455)	-
Total	$(12,506,715)	$5,093,504

The provision for income taxes for continuing operations for the year ended December 31, 2021 and 2020 consist of the following:

	Year ended December 31,	Year ended December 31,
	2021	2020
Current income taxes
Federal	-	-
State	101,378	800
Foreign	-	-
Total current income taxes	6,378	800

Deferred income taxes
Federal	(1,653,067)	-
State	-	-
Foreign	-	-
Total deferred income taxes	(1,653,067)	800
Valuation allowance	-
Total income tax expense (benefit)	(1,551,689)	800

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate is shown below. Income tax expense for the year ended December 31, 2021 includes state minimum taxes, permanent differences, and deferred tax assets for which a full valuation allowance has been placed. A corresponding tax expense is included for the year ended December 31, 2021 to reflect the increase in the valuation allowance.

	Year ended December 31,	Year ended December 31,
	2021	2020
Tax Expense at statutory federal rate of 21%	$(2,278,546)	$(1,069,636)
State income taxes, net of federal income tax benefit	80,089	-
Foreign rate differential	(21,037)	-
Permanent differences	1,500,262	359,450
Other – Miscellaneous	-	40
Change in valuation allowance	(832,458)	710,146
Income tax expense (benefit)	$(1,551,689)	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	2021	2020
Long-term deferred tax assets:
Federal net operating loss carryforwards	$12,621,470	$13,211,841
Foreign net operating loss carryforwards	174,589	-
Stock compensation	3,308,116
Fixed assets	-	6,648
Intangible assets	-	121,333
Other	19,540	170,880
Total deferred tax assets before valuation allowance	$16,123,715	$13,510,703

Deferred tax liabilities:
Fixed assets	$336,699	$-
Intangible assets	1,452,273	-
Total deferred tax liabilities	1,788,972	-

Valuation allowance	(14,334,743)	(13,510,703)
Net deferred tax assets and liabilities	$-	$-

Due to the Global Gaming acquisition and the recording of related deferred tax liabilities, the Company released approximately $1,600,000 of valuation allowance since the additional deferred tax liabilities represent a future source of taxable income. For the year ended December 31, 2021, the valuation allowance decreased by approximately $800,000. the Company believes a full valuation allowance against the net deferred tax asset is appropriate at this time. The Company will continue to evaluate the realizability of its deferred tax assets in future years.

At December 31, 2021, our carryforwards available to offset future taxable income consisted of federal net operating loss (“NOL”) carryforwards of approximately $52,000,000, $11,400,000 of which expires between 2034 and 2037 and $40,700,000 of which has no expiration date.

We account for uncertain tax positions in accordance with ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We have not recorded any unrecognized tax benefits as of December 31, 2021.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. We did not have any interest or penalties on unrecognized tax benefits accrued at December 31, 2021.

The Company is subject to income taxes in the US federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to US federal, state and local tax examinations by tax authorities for years prior to fiscal year 2017. The Company is currently not under audit by any tax authority.

11.	Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2021 and 2020.

Digital Securities

In 2018, the Company commenced a sale offering and issuance (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of the net raffle revenue of LDC Crypto Universal Public Company Limited (“LDC”).  The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of LDC or the Company nor do they otherwise hold any rights that a holder of equity securities of LDC or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net raffle revenue. If the net raffle revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any raffle sweepstakes of LDC for such period. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company did not satisfy any of those obligations during the year ended December 31, 2021. For year ended December 31, 2020, the Company incurred obligations and paid $17,937, respectively, to holders of the outstanding Digital Securities.

Leases

The Company leases office space in Spicewood, Texas which expires January 21, 2022. For the year ended December 31, 2021 and 2020, the Company’s total rent expense was approximately $206,471 and $49,202, respectively.

As of December 31, 2021, future minimum rent payments due under non-cancellable leases with initial maturities greater than one year are as follows:

Years ending December 31,	Amount
2022	184,154
2023	135,222
2024	30,404
$393,028

Litigation and Other Loss Contingencies

As of December 31, 2021, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope.

12.	Related Party Transactions

The Company has entered into transactions with related parties. The Company regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with nonrelated parties.

During the year ended December 31, 2020, the Company entered into borrowing arrangements with the individual founders to provide operating cash flow for the Company. The Company paid $4,700 during the year and has an outstanding balance of $13,000.

During the years ended December 31, 2021 and 2020, the Company entered into a services agreement with Master Goblin Games, LLC (“Master Goblin Games”), an entity owned by an officer of the Company, to facilitate the establishment of receipt of retail lottery licenses in certain jurisdictions. As of December 31, 2021, the Company had no outstanding related party payables.

Pursuant to the Service Agreement, Master Goblin is authorized and approved by the Company to incur up to $100,000 in initial expenses per location for the commencement of operations at each location, including, without limitation, tenant improvements, furniture, inventory, fixtures and equipment, security and lease deposits, and licensing and filing fees. Similarly, pursuant to the Service Agreement, during each month of operation, Master Goblin is authorized to submit to the Company for reimbursement on-going expenses of up to $5,000 per location for actually incurred lease expenses. The initial expenses are submitted by Master Goblin to the Company upon Master Goblin securing a lease and leases are only secured by Master Goblin in any location upon request of the Company. Such initial expenses are recorded by the Company as lease obligations. On-going expenses are submitted by Master Goblin to the Company on a monthly basis, subject to offset, and are recorded by the Company as an expense. To the extent Master Goblin has a positive net income in any month, exclusive of the sale of lottery games, such net income reduces or eliminates such reimbursable expenses for that month.

13.	Revenue Disaggregation

Revenue disaggregation consists of the following:

	2021	2020

Gaming	8,506,176	3,069,373
Other	60,021,150	4,390,141
Total	68,527,326	7,459,514