Form 10-Q
period 2022-03-31
Lottery.com Inc.
filed 2022-05-16
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED _______________

Lottery.com Inc.

(Exact name of registrant as specified in its charter)

001-38508

(Commission File Number)

Delaware	81-1996183
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20808 State Hwy 71 W, Unit B, Spicewood, TX 78669

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 512-592-2451

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	LTRY	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock, each at an exercise price of $11.50	LTRYW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

As of May 9, 2022, 50,760,799 shares of common stock, par value $0.001 per share were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about financial condition, results of operations, earnings outlook and prospects of Lottery.com Inc. and its wholly owned subsidiaries (“Lottery.com,” the “Company,” “we” or “us”). Forward-looking statements appear in a number of places in this Quarterly Report, including, without limitation, in Part 1 under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2022 (the “Annual Report”) and in this Quarterly Report, as such factors may be updated in our periodic reports filed with the SEC, as well as the following:

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described in the “Risk Factors” section of our Annual Report and in this Quarterly Report, as such risk factors may be updated from time to time in our periodic filings with the SEC. The risks described herein or in the “Risk Factors” sections referenced above are not exhaustive. Other sections of this Quarterly Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,795,889	$62,638,970
Accounts receivable	35,796,548	21,696,653
Prepaid expenses	12,843,029	13,896,638
Other current assets	246,599	226,200
Total current assets	99,682,065	98,458,461

Note receivable	6,500,000	-
Investments	250,000	250,000
Goodwill	19,590,758	19,590,758
Intangible assets, net	28,500,219	28,710,980
Property and equipment, net	121,293	141,279
Total assets	$154,644,335	$147,151,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$2,559,846	$1,006,535
Deferred revenue	544,643	662,335
Notes payable - current	3,477,339	3,771,340
Accrued interest	180,281	176,260
Accrued and other expenses	4,081,672	4,528,815
Total current liabilities	10,843,781	10,145,285

Long-term liabilities:
Other long term liabilities	1,522	1,169
Total long-term liabilities	1,522	1,169

Total liabilities	10,845,303	10,146,454

Commitments and contingencies

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 46,928,367 and 46,808,251 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	46,928	46,808
Additional paid-in capital	263,022,161	240,411,298
Accumulated other comprehensive loss	(1,719)	(655)
Accumulated deficit	(121,919,207)	(106,232,518)
Total Lottery.com Inc. stockholders’ equity	141,148,163	134,224,933
Noncontrolling interest	2,650,869	2,780,091
Total Equity	143,799,032	137,005,024

Total liabilities and stockholders’ equity	$154,644,335	$147,151,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021

Revenue	$21,150,892	$5,461,539
Cost of revenue	3,165,469	2,946,981
Gross profit	17,985,423	2,514,558

Operating expenses:
Personnel costs	25,975,863	1,095,793
Professional fees	3,055,039	2,415,198
General and administrative	3,399,896	1,388,574
Depreciation and amortization	1,373,925	367,259
Total operating expenses	33,804,723	5,266,824
Loss from operations	(15,819,300)	$(2,752,266)

Other expenses
Interest (income) expense	(953)	2,472,048
Other (income) expense	(2,436)	231,720
Total other (income) expenses, net	(3,389)	2,703,768

Net loss before income tax	$(15,815,911)	$(5,456,034)
Income tax expense (benefit)	-	-
Net loss	(15,815,911)	(5,456,034)

Other comprehensive loss
Foreign currency translation adjustment, net	(1,064)	-
Comprehensive loss	(15,816,975)	(5,456,034)

Net income attributable to noncontrolling interest	129,222	-
Net loss attributable to Lottery.com Inc.	(15,687,753)	(5,456,034)

Net loss per common share
Basic and diluted	$(0.33)	$(0.24)

Weighted average common shares outstanding
Basic and diluted	46,832,919	22,888,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc.	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stockholders’ Equity	Interest	Equity
Balance as of December 31, 2021	46,808,251	$46,808	-	$-	$240,411,298	$(106,232,518)	$(655)	$134,224,933	$2,780,091	$137,005,024

Issuance of common stock upon stock option exercise	60,116	60	-	-	(60)	-	-	-	-	-
Issuance of common stock for legal settlement	60,000	60	-	-	241,740	-	-	241,800	-	241,800
Stock-based compensation	-	-	-	-	22,174,488	-	-	22,174,488	-	22,174,488
Issuance of warrants	-	-	-	-	-	-	-	194,695	-	194,695
Other comprehensive loss	-	-	-	-	-	-	(1,064)	(1,064)	-	(1,064)
Net loss	-	-	-	-	-	(15,686,689)	-	(15,686,689)	(129,222)	(15,815,911)

Balance as of March 31, 2022	46,928,367	$46,928	-	$-	$263,022,161	$(121,919,207)	$(1,719)	$141,148,163	$2,650,869	$143,799,032

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc.	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stockholders’ Equity	Interest	Equity
Balance as of December 31, 2020	22,658,006	$22,658	-	$-	$111,752,883	$(95,140,568)	$-	$16,634,973	$-	$16,634,973

Issuance of common stock upon stock option exercise	15,029	15	-	-	885	-	-	900	-	900
Conversion of convertible debt	1,398,224	1,398	-	-	933,602	-	-	935,000	-	935,000
Beneficial conversion feature	-	-	-	-	9,149,683	-	-	9,149,683	-	9,149,683
Issuance of digital securities	-	-	-	-	108,332	-	-	108,332	-	108,332
Stock-based compensation	-	-	-	-	2,160	-	-	2,160	-	2,160
Net loss	-	-	-	-	-	(5,456,034)	-	(5,456,034)	-	(5,456,034)

Balance as of March 31, 2021	24,071,259	$24,071	-	$-	$121,947,545	$(100,596,602)	$-	$21,375,014	$-	$21,375,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2022 and 2021

	For the three months ended
	March 31,
	2022	2021

Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	$(15,686,689)	$(5,456,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interest	(129,222)	-
Depreciation and amortization	1,373,925	367,259
Non-cash interest expense	-	1,841,807
Stock-based compensation expense	22,174,488	2,160

Changes in assets & liabilities:
Accounts receivable	(14,099,895)	-
Prepaid expenses	1,053,609	894,872
Other current assets	(20,399)	(54,853)
Trade payables	1,553,311	(354,736)
Deferred revenue	(117,692)	(2,039,113)
Accrued interest	4,021	(605,961)
Accrued and other expenses	(10,648)	1,512,125
Other long term liabilities	353	-
Net cash provided by operating activities	(3,904,838)	(3,892,474)

Cash flow from investing activities
Purchases of property and equipment	(18,305)	(57,452)
Purchases of intangible assets	(1,124,873)	(3,050,000)
Net cash used in investing activities	(1,143,178)	(3,107,452)

Cash flow from financing activities
Issuance of digital securities	-	108,332
Proceeds from exercise of options and warrants	-	895
Proceeds from issuance of convertible debt	-	19,282,619
Issuance of note receivable	(6,500,000)	-
Principal payments on debt	(294,001)	(4,856,250)
Net cash provided by financing activities	(6,794,001)	14,535,596
Effect of exchange rate changes on cash	(1,064)	-
Net change in net cash and restricted cash	(11,843,081)	7,535,670
Cash and restricted cash at beginning of period	62,638,970	10,775,511
Cash and restricted cash at end of period	50,795,889	18,311,181

SUPPLEMENTAL DISCLOSURES:
Interest paid in cash	$-	$24,280
Non cash investing and financing activities
Issuance of warrants	$194,695	$-
Common Stock issued for legal settlement	$241,800	$-
Conversion of convertible debt into common stock	$-	$935,000
Purchase of intangible assets through the issuance of convertible debt	$-	$15,450,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of Operations

Description of Business

Lottery.com Inc. (formerly Trident Acquisitions Corp) (“TDAC”, “Lottery.com” or “the Company”), was formed as a Delaware corporation on March 17, 2016. On October 29, 2021, we consummated a business combination (the “Business Combination”) with AutoLotto, Inc. (“AutoLotto”) pursuant to the terms of a Business Combination Agreement, dated as of February 21, 2021 (“Business Combination Agreement”). Following the closing of the Business Combination (the “Closing”) we changed our name from “Trident Acquisitions Corp.” to “Lottery.com Inc.” and the business of AutoLotto became our business. Tony DiMatteo and Matt Clemenson, the co-founders of AutoLotto, continue to lead our Company as Chief Executive Officer and Chief Revenue Officer, respectively. In connection with the Business Combination the Company moved its headquarters from New York, New York to AutoLotto’s offices in Spicewood, Texas.

The Company is a leading provider of domestic and international lottery products and services. As an independent third-party lottery game service, the Company offers a platform that it developed and operates to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad (the “Platform”). The Company’s revenue generating activities are focused on (i) offering the Platform via the Lottery.com app and our websites to users located in the U.S. and international jurisdictions where the sale of lottery games is legal and our services are enabled for the remote purchase of legally sanctioned lottery games (our “B2C Platform”); (ii) selling credits (“LotteryLink Credits”) that can be exchanged for flexible promotional packages that include our marketing collateral, prepaid advertising, development services, account management, and prepaid promotional rewards for use by our third-party master affiliate marketing partners (“Lottery Link Affiliates”) and their sub-affiliates in undertaking affiliate marketing activities and promoting our B2C Platform (“LotteryLink”); (iii) offering an internally developed, created and operated business-to-business application programming interface (“API”) of the Platform to enable commercial partners in permitted U.S. and international jurisdictions to purchase certain legally operated lottery games from the Company and resell them to users located within their respective jurisdictions (“B2B API”); and (iv) delivering global lottery data, such as winning numbers and results, to commercial digital subscribers and provide access to other proprietary, anonymized transaction data pursuant to multi-year contracts (“Data Service”).

As a provider of lottery products and services, the Company is required to comply, and its business is subject to regulation in each jurisdiction in which the Company offers the B2C Platform, or a commercial partner offers users access to lottery games through the B2B API. In addition, it must also comply with the requirements of federal and other domestic and foreign regulatory bodies and governmental authorities in jurisdictions in which the Company operates or with authority over its business. The Company’s business is additionally subject to multiple other domestic and international laws, including those relating to the transmission of information, privacy, security, data retention, and other consumer focused laws, and, as such, may be impacted by changes in the interpretation of such laws.

On June 30, 2021, the Company acquired interest in Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). Aganar is authorized to operate in the licensed iLottery market in Mexico since 2007 as an online retailer of Mexican National Lottery draw games, instant digital scratch-off games and other games of chance. JuegaLotto is authorized by the Mexican federal regulatory authorities to sell international lottery games in Mexico.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in the quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, which were included in our annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2022.

Impact of Trident Acquisition Corp. Business Combination

We accounted for the October 29, 2021 Business Combination as a reverse recapitalization whereby AutoLotto was determined as the accounting acquirer and TDAC as the accounting acquiree. This determination was primarily based on:

●	former AutoLotto stockholders having the largest voting interest in Lottery.com;
●	the Board of Directors of Lottery.com having not less than 5 members, and TDAC only having the ability under the Business Combination Agreement to nominate one member to the Board of Directors for an initial two year term;
●	AutoLotto management continuing to hold executive management roles for the post-Business Combination entity and being responsible for the day-to-day operations;
●	the post-Business Combination entity assuming the Lottery.com name, which was the assumed name under which AutoLotto conducted business;
●	Lottery.com maintaining the pre-existing AutoLotto headquarters; and
●	the intended strategy of Lottery.com being a continuation of AutoLotto’s strategy.

Accordingly, the Business Combination was treated as the equivalent of AutoLotto issuing stock for the net assets of TDAC, accompanied by a recapitalization. The net assets of TDAC are stated at historical cost, with no goodwill or other intangible assets recorded.

While TDAC was the legal acquirer in the Business Combination, because AutoLotto was determined as the accounting acquirer, the historical financial statements of AutoLotto became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in the accompanying condensed consolidated financial statements reflect (i) the historical operating results of AutoLotto prior to the Business Combination; (ii) the combined results of the Company and AutoLotto following the Closing; (iii) the assets and liabilities of AutoLotto at their historical cost; and (iv) the Company’s equity structure for all periods presented.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing operating performance. Under the provisions of ASC 280-10, “Segment Reporting” (“ASC 280”), the Company is not organized around specific services or geographic regions. The Company operates in one service line, providing lottery products and services.

We determined that our Chief Financial Officer is the Chief Operating Decision Maker and they use financial information, business prospects, competitive factors, operating results and other non-U.S. GAAP financial ratios to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment on a condensed consolidated basis for each of the periods presented.

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash is placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. Cash is regularly maintained in excess of federally insured limits at the financial institutions. Management believes that the Company is not exposed to any significant credit risk related to cash deposits.

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the three months ended		Accounts Receivable
	March 31,		March 31,
Customer	2022	2021	2022	2021
Customer A	87.7%	-%	99.6%	-%

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

Cash and Cash Equivalents

As of March 31, 2022 and December 31, 2021, cash and cash equivalents comprised of cash deposits, and deposits with some banks exceeded federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of March 31, 2022 and December 31, 2021.

Accounts Receivable

The Company through its various merchant providers pre-authorizes forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and does not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, being its customers, in the normal course of business. The Company accrues 100 percent of all expenses associated with LotteryLink prior to issuing accounts payable to a Master Affiliate or receiving associated payment. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. The Company did not record any allowance for uncollectible receivables as of March 31, 2022 and December 31, 2021. The Company has not incurred bad debt expense historically.

Prepaid Expenses

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with a third party to provide advertising services and issued equity instruments as compensation for the advertising services. The Company expenses the service as it is performed. The value of the services provided were used to value these contracts. The current portion of prepaid expenses is included in current assets on the condensed consolidated balance sheets.

Investments

On August 2, 2018, AutoLotto purchased 186,666 shares of Class A-1 common stock of a third-party business development partner representing 4% of the total outstanding shares of such company. As this investment resulted in less than 20% ownership, it was accounted for using the cost basis method.

Property and equipment, net

Property and equipment are stated at cost. Depreciation and amortization are generally computed using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Routine maintenance and repair costs are expensed as incurred. The costs of major additions, replacements and improvements are capitalized. Gains and losses realized on the sale or disposal of property and equipment are recognized or charged to other expense in the condensed consolidated statement of operations.

Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Computers and equipment	3 years
Furniture and fixtures	5 years
Software	3 years

Notes Receivable

Notes receivable consist of contracts where the Company has lent funds to outside parties. The Company accrues interest receivable over the term of the outstanding notes and reviews for doubtful collectability periodically but in no instance less than annually.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”). The Company reviewed for impairment and determined that no impairment indicators exist as of March 31, 2022 and December 31, 2021. See Footnote 5 for further discussion.

Revenue Recognition

Under the new standard, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), the Company recognizes revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists; (ii) identifiable performance obligations under the contract exist; (iii) the transaction price is determinable for each performance obligation; (iv) the transaction price is allocated to each performance obligation; and (v) when the performance obligations are satisfied. Revenues are recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration expected to be entitled to in exchange for those goods or services.

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

In accordance with ASC 606, the Company evaluates the presentation of revenue on a gross versus net basis dependent on if the Company is a principal or agent. In making this evaluation, some of the factors that are considered include whether the Company has control over the specified good or service before it is transferred to the customer. The Company also assesses if it is primarily responsible for fulfilling the promise to provide the specified good or service, has inventory risk, and has discretion in establishing the price. For all of the Company’s transactions, management concluded that gross presentation is appropriate, as the Company is primarily responsible for providing the performance obligation directly to the customers and assumes fulfillment risk of all lottery game sales as it retains physical possession of lottery game sales tickets from time of sale until the point of redemption. The Company also retains inventory risk on all lottery game sales tickets as they are responsible for any potential winnings related to lost or unredeemable tickets at the time of redemption. Finally, while each jurisdiction establishes the face value of the lottery ticket, being the game sales prices, the Company charges a separate and additional fee for the services it provides.

Affiliate marketing credit revenue

The Company’s performance obligation in agreements with certain customers is to transfer previously acquired affiliate marketing credits (“credits”). Customers’ payment for these credits is priced on a per-contract basis. The performance obligation in these agreements is to provide title rights of the previously acquired credits to the customer. This transfer is point-in-time when the revenue is recognized, and there are no variable considerations related to this performance obligation.

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

Stock-based Compensation

Effective October 1, 2019, the Company adopted ASU 2018-07, Compensation – “Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting” (“ASC 718”), which addresses aspects of the accounting for nonemployee share-based payment transactions and accounts for share-based awards to employees in accordance with ASC 718. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and other (Topic 350) (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The amendments in this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company is currently evaluating this new standard and management does not currently believe it will have a material impact on its condensed consolidated financial statements, depending on the outcome of future goodwill impairment tests.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require the Company to use forward-looking information to formulate its credit loss estimates. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating this new standard and currently does not expect it to have a significant impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU No 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2021, and early adoption is permitted. The Company is currently evaluating this new standard and currently does not expect it to have a significant impact on the Company’s condensed consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-09, Debt (Topic 470) (“ASU 2020-09”). ASU 2020-09 amendments to SEC paragraphs pursuant to SEC release NO. 33-10762 amends terms related to Debt Guarantors and Issuers of Guaranteed Securities Registered or to be Registered with the SEC. The amendments in ASU 2020-09 are generally effective for filings on or after January 4, 2021, with early application permitted. The Company is currently evaluating the timing of adoption and impact of the updated guidance on its financial statements.

3.	Business Combination

TDAC Combination

On October 29, 2021, the Company and AutoLotto consummated the transactions contemplated by the Business Combination Agreement. At the Closing, each share of common stock and preferred stock of AutoLotto that was issued and outstanding immediately prior to the effective time of the Merger (other than excluded shares as contemplated by the Business Combination Agreement) was canceled and converted into the right to receive approximately 3.0058 shares (the “Exchange Ratio”) of Lottery.com. common stock.

The Merger closing was a triggering event for the Series B convertible notes, of which $63.8 million was converted into 3,248,526 shares of AutoLotto that were then converted into 9,764,511 shares of Lottery.com common stock using the Exchange Ratio.

At the Closing, each option to purchase AutoLotto’s common stock, whether vested or unvested, was assumed and converted into an option to purchase a number of shares of Lottery.com common stock in the manner set forth in the Business Combination Agreement.

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

The accompanying condensed consolidated financial statements and related notes reflect the historical results of AutoLotto prior to the merger and do not include the historical results of TDAC prior to the consummation of the Business Combination.

Upon the Closing, AutoLotto received total net proceeds of approximately $42,794,000, from TDAC’s trust and operating accounts. Total transaction costs were approximately $9,460,000, which principally consisted of advisory, legal and other professional fees and were recorded in additional paid in capital. Cumulative debt repayments of approximately $11,068,000, inclusive of accrued but unpaid interest, were paid in conjunction with the close, which included approximately $5,475,000 repayment of notes payable to related parties, and approximately $5,593,000 payment of accrued underwriter fees.

Pursuant to the terms of the Business Combination Agreement, the holders of issued and outstanding shares of AutoLotto immediately prior to the Closing (the “Sellers”) were entitled to receive up to 6,000,000 additional shares of Common Stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “TDAC Founders”) were also entitled to receive up to 4,000,000 additional shares of Common Stock (the “TDAC Founder Earnout Shares” and, together with the Seller Earnout Shares, the “Earnout Shares”). One of the earnout criteria had not been met by the December 31, 2021 deadline thus no earnout shares were granted specific to that criteria. As of March 31, 2022, 3,000,000 of the Seller Earnout Shares and 2,000,000 TDAC Founder Earnout Shares are still eligible Earnout Shares until December 31, 2022.

Global Gaming Acquisition

On June 30, 2021, the Company executed upon its acquisition of 100 percent of equity of Global Gaming Enterprises, Inc., a Delaware corporation (“Global Gaming”), which holds 80 percent of the equity of each of Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). JuegaLotto is federally authorized by the Mexico regulatory authorities with jurisdiction over the ability to sell international lottery games in Mexico through an authorized federal gaming portal and is authorized for games of chance in other countries throughout Latin America. Aganar has been operating in the licensed iLottery market in Mexico since 2007 and is authorized to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online and additionally issues a proprietary scratch lottery game in Mexico under the brand name Capalli. The opening balance of the acquirees have been included in our condensed consolidated balance sheet since the date of the acquisition. Since the acquirees’ financial statements were denominated in Mexican pesos, the exchange rate of 22.0848 pesos per dollar was used to translate the balances.

The net purchase price was allocated to the assets and liabilities acquired as per the table below. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The fair values of the acquired intangible assets were determined using Level 3 inputs which were not observable in the market.

The total purchase price of $10,989,691, consisting of cash of $10,530,000 and 687,439 shares of common stock of AutoLotto at $0.67 per share. The total consideration transferred was approximately $10,055,214, reflecting the purchase price, net of cash on hand at Global Gaming and the principal amount of certain loans acquired. The purchase price is for an 80 percent ownership interest and is therefore grossed up to $13,215,843 as to reflect the 20 percent minority interest in the acquirees. The purchase price was allocated to the identified tangible and intangible assets acquired based on their estimated fair values at the acquisition date as follows:

Cash	$517,460
Accounts receivable, net	34,134
Prepaids	5,024
Property and equipment, net	2,440
Other assets, net	65,349
Intangible assets	8,590,000
Goodwill	4,940,643
Total assets	$14,155,051

Accounts payable and other liabilities	$(387,484)
Customer deposits	(134,707)
Related party loan	(417,017)
Total liabilities	$(939,208)

Total net assets of Acquirees	$13,215,843

Goodwill recognized in connection with the acquisition is primarily attributed to an anticipated growing lottery market in Mexico that is expected to be achieved from the integration of these Mexican entities. None of the goodwill is expected to be deductible for income tax purposes.

Following are details of the purchase price allocated to the intangible assets acquired.

Category	Fair Value

Customer relationships	$410,000
Gaming approvals	4,020,000
Trade names and trademarks	2,540,000
Technology	1,620,000

Total Intangibles	$8,590,000

The following unaudited pro forma condensed consolidated results of operations for the three months ended March 31, 2022 have been prepared as if the acquisition of Global Gaming had occurred on January 1, 2021 and includes adjustments for amortization of intangibles and the addition to basic and diluted weighted average number of shares outstanding.

	For the three months ended March 31, 2022
		Global
	Lottery.com (As presented above)	Gaming Acquisition (Historical) (unaudited)	Pro forma Lottery.com
Total revenues	$5,461,539	1,038,737	$6,500,276
Net income (loss)	(5,456,034)	(7,171)	(5,463,205)
Net income (loss) attributable to shareholders	$(5,456,034)	(7,171)	$(5,463,205)

Net income (loss) per common share
Basic and diluted	$(0.24)		$(0.24)

Weighted average common shares outstanding
Basic and diluted	22,888,700		22,888,700

Subsequently, the Company adjusted Goodwill for the recording of related deferred tax liabilities as the Company released $1.6 million of valuation allowance since the additional deferred tax liabilities represent a future source of taxable income. See Note 11.

4.	Property and Equipment, net

Property and equipment, net as of March 31, 2022 and December 31, 2021, consisted of the following:

	March 31,	December 31,
	2022	2021

Computers and equipment	$110,498	$113,151
Furniture and fixtures	31,818	23,760
Software	1,903,121	1,903,121
Property and equipment	2,045,437	2,040,032
Accumulated depreciation	(1,924,144)	(1,898,753)
Property and equipment, net	$121,293	$141,279

Depreciation expense for the three months ended March 31, 2022 and 2021 amounted to $38,291 and $135,842, respectively.

5.	Intangible assets, net

TinBu Acquisition

The following intangible assets, net relate to the acquisition of TinBu LLC (“TinBu”):

Customer Relationships

Customer relationships represent the valuation of acquired customer accounts. The cost is amortized on the straight-line method over its estimated useful life of six years.

	March 31,	December 31,
	2022	2021
Cost basis	$940,000	$940,000
Less: accumulated amortization	(561,389)	(522,222)
	$378,611	$417,778

Amortization expense for the three months ended March 31, 2022 and 2021 was $39,167.  Estimated amortization expense for each of the ensuing years through December 31, 2024 will be $156,667 (except for 2024, which will be $104,444).

Trade Name

Trade name consists of the valuation of the Company’s trademarks and brand identity. The trade name is being amortized on the straight-line method over its respective term of six years.

	March 31,	December 31,
	2022	2021
Cost basis	$10,000	$10,000
Less: accumulated amortization	(5,972)	(5,556)
	$4,028	$4,444

Amortization expense for the three months ended March 31, 2022 and 2021 was $416. Estimated amortization expense for each of the ensuing years through December 31, 2024 will be $1,667 (except for 2024, which will be $1,111).

Technology

Technology represents the valuation of acquired technology. The cost is amortized on the straight-line method over its estimated useful life of six years.

	March 31,	December 31,
	2022	2021
Cost basis	$1,430,000	$1,430,000
Less: accumulated amortization	(854,028)	(794,444)
	$575,972	$635,556

Amortization expense for the three months ended March 31, 2022 and 2021 was $59,584. Estimated amortization expense for each of the ensuing years through December 31, 2024 will be $238,333 (except for 2024, which will be $158,889).

Software Agreements

The Company entered into a software agreement with a third party. As part of the agreement, the Company paid $2,000,000 for unlimited access to the software of the third party. The cost of this software agreement is amortized on the straight-line method over its estimated useful life of six years.

	March 31,	December 31,
	2022	2021
Cost basis	$2,000,000	$2,000,000
Less: accumulated amortization	(1,361,111)	(1,277,777)
	$638,889	$722,223

Amortization expense for the three months ended March 31, 2022 and 2021 was $83,334. Estimated amortization expense for each of the ensuing years through December 31, 2024 will be $333,333 (except for 2024, which will be $55,556).

Playsino, Inc.

On March 9, 2018, the Company and Playsino, Inc. (“Playsino”) executed a Merger Agreement (the “Playsino Agreement”), which included a provision that, in the event of the Playsino Agreement’s termination, the Company would receive a non-exclusive license to certain programs, databases and operating systems owned by Playsino, Inc. without further action required by either the Company or Playsino. On February 15, 2021, the Company terminated the majority of the Playsino Agreement to pursue a business combination with TDAC. The surviving provision was the non-exclusive license for which the Company issued Playsino a Series B note in the principal amount to $12.45 million. The Company’s non-exclusive license to certain programs, databases and operating systems became effective as of the date of the termination of the Playsino Agreement, being February 15, 2021, on which both parties were able to agree on the value for the non-exclusive license. The non-exclusive license is treated as an intangible asset under ASC 350 “Intangibles — Goodwill and Other”. The useful life of the intangible asset is five years. The cost of the intangible asset is amortized on the straight-line method over its estimated useful life. As of the date of this filing, the Company’s management assessed that there were no triggering events or circumstances that indicated that the asset carrying value would be impaired. Management will continue to evaluate for impairment periodically in accordance with ASC 360-10 “Overall — Recoverability of Carrying Amounts — Assets to Be Held and Used”.

	March 31,	December 31,
	2022	2021
Cost basis	$12,450,000	$12,450,000
Less: accumulated amortization	(2,490,000)	(1,867,500)
	$9,960,000	$10,582,500

Amortization expense for the three months ended March 31, 2022 and 2021 was $622,500. Estimated amortization expense for each of the ensuing years through December 31, 2026 will be $2,075,000 (except for 2026, which will be $207,500).

Sports.com Domain Acquisition

In February 2021, the Company purchased the domain name sports.com. The total purchase price for title to the domain name was $6,000,000 which was partially paid in cash for $3,000,000 and the balance was settled by issuing Series B convertible debt of $3,000,000 (see Note 7). The cost is amortized on the straight-line method over its estimated useful life of fifteen years.

	March 31,	December 31,
	2022	2021
Cost basis	$6,000,000	$6,000,000
Less: accumulated amortization	(433,333)	(333,333)
	$5,566,667	$5,666,667

Amortization expense for the three months ended March 31, 2022 and 2021 was $100,000 and $33,333, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2036 will be $400,000 (except for 2036, which will be $66,667).

Lottery.com Domain Acquisition

In March 2017, the Company purchased the domain name lottery.com. The total purchase price was $935,000 for the domain name. The cost is amortized on the straight-line method over its estimated useful life of fifteen years.

	March 31,	December 31,
	2022	2021
Cost basis	$935,000	$935,000
Less: accumulated amortization	(311,667)	(296,083)
	$623,333	$638,917

Amortization expense for the three months ended March 31, 2022 and 2021 was $15,584. Estimated amortization expense for each of the ensuing years through December 31, 2032, will be $62,333 (except for 2032, which will be $15,588).

Aganar and JuegaLotto Acquisition

The following intangible assets, net relate to the acquisition of Aganar and JuegaLotto:

Customer Relationships

Customer relationships represent the valuation of acquired customer accounts. The asset will be amortized on the straight-line method over its estimated useful life of six years.

	March 31,	December 31,
	2022	2021
Cost basis	$410,000	$410,000
Less: accumulated amortization	(51,250)	(34,167)
	$358,750	$375,833

Amortization expense for the three months ended March 31, 2022 was $17,083. Estimated amortization expense for each of the ensuing years through December 31, 2027 will be $68,333 (except for 2027, which will be $34,167).

Trade Name

Trade name consists of the valuation of the Company’s trademarks and brand identity. The trade name is being amortized on the straight-line method over its respective term of six years.

	March 31,	December 31,
	2022	2021
Cost basis	$2,540,000	$2,540,000
Less: accumulated amortization	(317,500)	(211,667)
	$2,222,500	$2,328,333

Amortization expense for the three months ended March 31, 2022 was $105,833. Estimated amortization expense for each of the ensuing years through December 31, 2027 will be $423,333 (except for 2027, which will be $211,667).

Technology

Technology represents the valuation of acquired technology. The asset will be amortized on the straight-line method over its estimated useful life of six years.

	March 31,	December 31,
	2022	2021
Cost basis	$1,620,000	$1,620,000
Less: accumulated amortization	(202,500)	(135,000)
	$1,417,500	$1,485,000

Amortization expense for the three months ended March 31, 2022 was $67,500. Estimated amortization expense for each of the ensuing years through December 31, 2027 will be $270,000 (except for 2027, which will be $135,000).

Gaming Approvals

Gaming approvals represent the valuation of certain approvals allowing the entities to operate in certain jurisdictions. The asset will be amortized on the straight-line method over its estimated useful life of six years.

	March 31,	December 31,
	2022	2021
Cost basis	$4,020,000	$4,020,000
Less: accumulated amortization	(502,500)	(335,000)
	$3,517,500	$3,685,000

Amortization expense for the three months ended March 31, 2022 was $167,000. Estimated amortization expense for each of the ensuing years through December 31, 2027 will be $670,000 (except for 2027, which will be $335,000).

Internal Use Software Development

The Company has reviewed the software development expenses associated with a variety of software development efforts during the year 2021 and three months ended March 31, 2022 and determined that a significant amount of the expense associated with internally developed software should be capitalized under ASC 350-40.

The Company’s identified capitalized software intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 10 years.

	March 31,	December 31,
	2022	2021
Cost basis	$974,760	$111,951
Less: accumulated amortization	(80,457)	(23,323)
	$894,303	$88,628

Amortization expense for the three months ended March 31, 2022 was $57,134. Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
2022	228,537
2023	205,214
2024	172,562
2025	172,562
2026	115,428

The Company had software development costs of $2,342,163 and $2,080,999 related to project not placed in service as of March 31, 2022 and December 31, 2021, respectively which is included intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight line method over the appropriate estimated useful life when the assets are put into service.

6.	Notes Receivable

On March 22, 2022, the Company entered into a three year secured promissory note agreement with a principal amount of $6,500,000. The note bears simple interest at the rate of approximately 3.1% annually, due upon maturity of the note. The note is secured by all assets, accounts, and tangible and intangible property of the borrower and can be prepaid any time prior to its maturity date. As of March 31, 2022, the entire $6,500,000 in principal was outstanding and the Company had $4,932 in accrued interest.

This note was received in consideration for a portion of the development work that the Company performed for the borrower who intends to use the Company’s technology to launch its own online game in a jurisdiction outside the U.S., where the Company is unlikely to operate.

7.	Notes Payable and Convertible Debt

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties have verbally agreed to extend the maturity of the notes to December 31, 2022. The Company cannot prepay the loan without consent from the noteholders. As of March 31, 2022, there have been no Qualified Financing events that trigger conversion. As of March 31, 2022, the remaining outstanding balance of $771,500 is no longer convertible and has been reclassified to Notes Payable as per the agreement. Accrued interest on the note payable was $138,822 at March 31, 2022.

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

During the year ended December 31, 2021, the Company entered into multiple Convertible Promissory Note agreements with unaffiliated investors for an aggregate amount of $38,893,733. The notes bear interest at 8% per year, are unsecured, and are due and payable on dates ranging from December 2021 to December 2022. The Company cannot prepay the loan without consent from the noteholders. As of December 31, 2021, the Series B Convertible Notes had a balance of $0. The Company also issued additional convertible promissory notes with unaffiliated investors for an aggregate amount of $10,000,000. The notes bear an interest at 6% per year, are unsecured and are due in May 2023.

During the year ended December 31, 2021, the Company entered into amendments with six of the Series B promissory noteholders to increase the principal value of the notes. The additional principal associated with the amendments totaled $3,552,114. The amendments were accounted for as a debt extinguishment, whereby the old debt was derecognized and the new debt was recorded at fair value. The Company recorded loss on extinguishment of $71,812 as a result of the amendment which is mapped in “Other expenses” on the condensed consolidated statements of operations and comprehensive loss.

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 9,764,511 shares of Lottery.com common stock. As of March 31, 2022, the remaining outstanding balance of $185,095 is no longer convertible and has been reclassified to notes payable. See Note 3. Accrued interest on this note as of March 31, 2022 was $38,835.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of March 31, 2022 and December 31, 2021, the balance of the loan was $150,000. As of March 31, 2022, the accrued interest on this note was $2,624.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at a variable rate, are unsecured, and the parties have verbally agreed the notes will be due upon a qualifying financing event. As of March 31, 2022 and December 30, 2021 the balance of the loans totaled $13,000.

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

As of March 31, 2022 and December 30, 2021, the balance of the notes was $2,357,744 and $2,628,234, respectively.

8.	Stockholders’ Equity

Preferred and Common Stock

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of March 31, 2022, there were no shares of preferred stock issued and outstanding.

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

As of March 31, 2022 and December 31, 2021, 46,928,367 shares and 46,808,251 shares, respectively, were outstanding. During the three months ended March 31, 2022, the Company issued the following shares of common stock.

Issuance of Common Stock for legal settlement	60,000
Exercise of options (Note 9)	60,116

Total	120,116

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

Common Stock Warrants

On February 15, 2022, the Company issued warrants to purchase an aggregate 92,621 shares of the Company’s common stock at an exercise price of $7.56 per share. The warrants were valued at $194,695 using a Black-Scholes pricing model.

The Company has classified the warrants as having Level 2 inputs, and used the Black-Scholes option-pricing model to value the warrants.  The fair value at the issuance dates for the above warrants was based upon the following management assumptions:

Issuance dates
Risk-free interest rate	1.80%
Expected dividend yield	0%
Expected volatility	113.17%
Term	3 years
Fair value of common stock	$3.75

The Company did not issue any other warrants during the three months ended March 31, 2022 and the year ended December 31, 2021. All outstanding warrants are fully vested and have a weighted average remaining contractual life of 3.6 years. The Company incurred expenses related to outstanding warrants of $194,695 and $0 for the three months ended March 31, 2022 and 2021, respectively.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	573,359	$0.28	4.8	$272,638
Granted	-	-	-
Exercised	(177,684)	0.66	-
Forfeited/canceled	-	-	-
Outstanding at December 31, 2021	395,675	0.11	4.0	2,478,501
Granted	92,621	7.56	3.0
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding at March 31, 2022	488,296	$1.52	3.6	$1,200,387

Exercisable at March 31, 2022	488,296	$1.52	3.6	$1,200,387

Beneficial Conversion Feature – Convertible Debt

As detailed in Note 6 – Notes Payable and Convertible Debt, the Company has issued two series of convertible debt. Both issuances resulted in the recognition of the beneficial conversion features contained within both of the instruments. The Company recognized the proceeds allocable to the beneficial conversion feature of $8,480,697 as additional paid in capital and a corresponding debt discount of $2,795,000. This additional paid in capital is reflected in the condensed consolidated Statements of Equity for the year ended December 31, 2021.

Earnout Shares

As detailed in Note 3 – as part of the TDAC Combination as of December 31, 2021 a total of 5,000,000 Earnout Shares are eligible for issuance until December 31, 2022.

9.	Stock-based Compensation Expense

2015 Stock Option Plan

Prior to the Closing, AutoLotto had the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (the “2015 Plan”) in place. Under the 2015 Plan, incentive stock options could be granted at a price not less than fair market value of the AutoLotto common stock (the “AutoLotto Common Stock”). If the AutoLotto Common Stock was at the time of grant listed on any stock exchange, then such fair market value would be the closing selling price per share of AutoLotto Common Stock on the date in question on such stock exchange, as such price is officially quoted in the composite tape of transactions on such stock exchange and published in The Wall Street Journal. If there was no closing selling price for the Common Stock on the date in question, then the fair market value would be the closing selling price on the last preceding date for which such quotation exists. If the Common Stock is at the time neither listed on any Stock Exchange, then the fair market value would be determined by the Board of Directors or the Committee acting in its capacity as administrator of the Plan after taking into account such factors as the Plan Administrator shall deem appropriate. The maximum number of shares of Common Stock that could have been issued over the term of the Plan could not exceed Four Hundred Fifty Thousand (450,000). Options are exercisable over periods not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of voting stock) from the date of grant. Shares of AutoLotto Common Stock issued under the 2015 Plan could, in the discretion of the Plan Administrator, be fully and immediately vested upon issuance or vest in one or more installments over the Participant’s period of service or upon attainment of specified performance objectives. The Plan Administrator could not impose a vesting schedule upon any option grant or the shares of Common Stock subject to that option which is more restrictive than twenty percent (20%) per year vesting, with the initial vesting to occur not later than one (1) year after the option grant date. However, such limitation shall not be applicable to any option grants made to individuals who are officers of the Corporation, non-employee Board members or independent consultants.

2021 Equity Incentive Plan

In connection with the Business Combination, our Board of Directors adopted, and our stockholders approved, the Lottery.com 2021 Incentive Plan (the “2021 Plan”) under which 13,130,368 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 by a number of shares of Company common stock equal to five percent of the total outstanding shares of Company common stock on the last day of the prior calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no such increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Company common stock than would otherwise occur pursuant to the preceding sentence.

Stock Options

The Company did not issue any new stock options during the three months ended March 31, 2022 and 2021. The following table shows stock option activity for the three months ended March 31, 2022 and 2021:

	Shares Available for Grant	Outstanding Stock Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	37,405	1,315,218	$0.30	5.5	$362,841
Granted	-	-	-	-
Exercised		(737,732)	(0.28)	-
Forfeited/canceled	231,825	(231,825)	(0.65)	-
Outstanding at December 31, 2021	269,230	345,661	0.97	4.4	2,061,303
Granted	-	-	-	-
Exercised	-	(60,116)	(0.67)	-
Forfeited/canceled (uncanceled)	(60,116)	60,116	0.67	-
Outstanding at March 31, 2022	209,114	345,661	$0.41	4.2	$944,544

Exercisable at March 31, 2022	209,114	345,661	$0.41	4.2	$944,544

Stock-based compensation expense related to the employee options was $0 and $2,160 for the three months ended March 31, 2022 and 2021, respectively.

No income tax benefit has been recognized related to the stock-based compensation expense, and no tax benefits have been realized from the exercised stock options. As of March 31, 2022 and December 31, 2021, unrecognized stock-based compensation associated with stock options amounted to $0.

Restricted awards

The Company has awarded restricted stock to employees on October 28, 2021, which were granted with various vesting terms including, service-based vesting, and performance-based vesting. In accordance with ASC 718, the Company has classified the restricted stock as equity.

For employee issuances, the measurement date is the date of grant, and the Company recognizes compensation expense for the grant of the restricted shares, over the service period for the restricted shares that vest over a period of multiple months or years and for performance-based vesting awards, the Company recognizes the expense when management believes it is probable the performance condition will be achieved. As of December 31, 2021, the Company had granted 3,832,431 shares with vesting to begin April 2022. For the three months ended March 31, 2022, the Company recognized $22,174,488 of stock compensation expense related to the employee restricted stock grants. As of March 31, 2022, unrecognized stock-based compensation associated with the restricted stock awards is $18,831,680 which will be expensed over the next 3.5 years.

The Company had restricted stock activity summarized as follows:

Weighted
Average
	Number of	Grant
	Shares	Fair Value
Outstanding at December 31, 2021	3,832,431	$14.75
Granted	-	-
Vested	-	-
Forfeited/canceled	-	-
Restricted shares unvested at March 31, 2022	3,832,431	$14.75

10.	Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2022	2021

Comprehensive net loss attributable to stockholders	$(15,493,058)	$(5,456,034)

Weighted average common shares outstanding
Basic and diluted	46,832,919	22,888,700

Net loss per common share
Basic and diluted	$(0.33)	$(0.24)

As of March 31, 2022, the Company excluded 345,661 stock options, 3,832,431 of restricted awards, 488,296 of warrants, 5,000,000 of earn out shares and 1,750,000 of unit purchase options respectively in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.

11.	Income Taxes

The Company did not record any income tax expense or benefit for the three months ended March 31, 2022 or 2021. Management increased the valuation allowance and reduced the net deferred tax assets to zero. The assessment of the realization of the deferred tax assets has not changed, and, as a result, management continues to maintain a full valuation allowance for the net deferred assets as of March 31, 2022 and 2021.

As of March 31, 2022, the Company did not have any unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2021.

12.	Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with members of its Board of Directors, Officers, business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2022 and December 31, 2021.

Digital Securities

In 2018, the Company commenced a sale offering and issuance (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of net sweepstakes revenue of a wholly owned entity of the Company, LDC Crypto Universal Public Company Limited (“LDC”); in February 2022, LTRY WinTogether, Inc. (“LTRY WinTogether”), a wholly owned subsidiary of the Company assumed the obligations and liabilities of LDC, including, without limitation, with respect to the Digital Securities.  The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of any other subsidiary of the Company or of the Company nor do they otherwise hold any rights that a holder of equity securities of LTRY WinTogether or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net sweepstakes revenue. If the net sweepstakes revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any sweepstakes of LTRY WinTogether for such period. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company has not satisfied any of those obligations as of March 31, 2022.

Leases

The Company leases office space in Spicewood, Texas (the “Spicewood Lease”), which expires January 21, 2022. For the three months ended March 31, 2022 and 2021, the Company’s total rent expense for the Spicewood Lease was approximately $109,608 and $13,475, respectively.

The Company additionally leases office space in Waco, Texas (the “Waco Lease”), which expires December 31, 2024, and leased an office space in Dallas, Texas (the “Dallas Lease”), which lease expired March 31, 2022. Pursuant to the provisions of a third amendment to the Waco Lease and a termination agreement to the Dallas Lease, the Company paid an aggregate of $244,945.91 in rent expense for the aggregate period from the third quarter of 2016 to March 31, 2022 under the Waco Lease and for the aggregate period from the third quarter of 2016 to the date of termination under the Dallas Lease.

As of March 31, 2022, future minimum rent payments due under non-cancellable leases with initial maturities greater than one year are as follows:

Years ending December 31,	Amount
2022 (nine months)	144,457
2023	153,222
2024	48,404
$346,083

Litigation and Other Loss Contingencies

As of March 31, 2022, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope.

13.	Related Party Transactions

The Company has entered into transactions with related parties. The Company regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with nonrelated parties.

During the year ended December 31, 2020, the Company entered into borrowing arrangements with the individual founders to provide operating cash flow for the Company. The Company paid $4,700 during the year ended December 31, 2020 and has an outstanding balance at March 31, 2022 of $13,000.

Services Agreement with Master Goblin Games, LLC

In March 2020, the Company entered into a service agreement (as amended, the “Service Agreement”), with Master Goblin Games, LLC (“Master Goblin”), an entity that is wholly owned by our CFO and President, Ryan Dickinson. Master Goblin leases retail locations in certain U.S. jurisdictions from which it operates tabletop game retail stores and, ancillary to such retail operations, acts as sales agent or retailer licensed by the state lottery commission of such jurisdiction to sell lottery game tickets from such retail stores. The Company acquires lottery games as requested by users from Master Goblin on a non-exclusive basis in such jurisdictions.

Pursuant to the Service Agreement, Master Goblin is authorized and approved by the Company to incur up to $100,000 in initial expenses per location for the commencement of operations at each location, including, without limitation, tenant improvements, furniture, inventory, fixtures and equipment, security and lease deposits, and licensing and filing fees. Similarly, pursuant to the Service Agreement, during each month of operation, Master Goblin is authorized to submit to the Company for reimbursement on-going expenses of up to $5,000 per location for actually incurred lease expenses. The initial expenses are submitted by Master Goblin to the Company upon Master Goblin securing a lease, and leases are only secured by Master Goblin in any location upon request of the Company. On-going expenses are submitted by Master Goblin to the Company for reimbursement on a monthly basis, subject to offset, and are recorded by the Company as an expense. To the extent Master Goblin has a positive net income in any month, exclusive of the sale of lottery games, such net income reduces or eliminates such reimbursable expenses for that month. In addition, from time to time Master Goblin may incur certain additional reimbursable expenses for the benefit of the Company. The Company paid Master Goblin an aggregate of $133,339.50, including expense reimbursements, under the Service Agreement, as of March 31, 2022. As of March 31, 2022 and December 31, 2021, the Company had no outstanding payables to Master Goblin Games under the Service Agreement.

14.	Revenue Disaggregation

Revenue disaggregation consists of the following:

	2022	2021

Gaming	$2,301,275	$3,232,448
Other	18,849,617	2,229,091
Total	$21,150,892	$5,461,539

15.	Subsequent Events

We have evaluated all events that occurred after the balance sheet date through the date when our financial statements were issued to determine if they must be reported. Management has determined that other than below, there were no additional reportable subsequent events to be disclosed.

Restricted Stock Award issuance and share repurchase

On April 29, 2022, restricted stock awards for certain employees vested and resulted in withhold tax for those employees. Given the limited trading liquidity of the Company’s common shares, the Company withheld 130,546 shares, valued at $2.38 per share (the closing price on April 29, 2022) from the employees, and paid the withhold tax on the employees’ behalf.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those expressed or implied in such forward- looking statements as a result of various factors, including those set forth in “Cautionary Note Regarding Forward-Looking Statements” included herein and “Risk Factors” included in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 1, 2022 (our “Annual Report”).

Overview

Lottery.com (formerly known as Trident Acquisitions Corp., or “TDAC”) is a leading provider of domestic and international lottery products and services. As an independent third-party lottery game service, we offer a platform that we architected, developed, and operate to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad (the “Platform”). Our revenue generating activities consist of (i) offering the Platform via our Lottery.com app and our websites to users located in the U.S. and international jurisdictions where the sale of lottery games is legal and our services are enabled for the remote purchase of sanctioned lottery games (our “B2C Platform”); (ii) selling credits (“LotteryLink Credits”) that can be exchanged for flexible promotion packages that include our marketing collateral, prepaid advertising, development services, account management, and prepaid lottery games for use in promotions to our third-party master affiliate marketing partners (our “Master Affiliates”) for use by them and by their sub-affiliates (together with the Master Affiliates, the “Affiliates”) in undertaking affiliate marketing activities and promoting our B2C Platform (“LotteryLink”); (iii) offering an internally developed, created, and operated business-to-business application programming interface (“API”) of the Platform to enable our commercial partners, in permitted U.S. and international jurisdictions, to purchase certain legally operated lottery games from us and to resell them to users located within their respective jurisdictions (“B2B API”); and (iv) delivering global lottery data, such as winning numbers and results, and subscriptions to data sets of our proprietary, anonymized transaction data pursuant to multi-year contracts to commercial digital subscribers (“Data Service”).

We currently derive substantially all of our revenue from the sale of LotteryLink Credits, service fees paid to us by users of our B2C Platform, revenue share arrangements with commercial partners participating in our B2B API, and subscription fees from users of our Data Service. We intend to pursue growth by implementing new products and features within our B2C Platform services, growing our LotteryLink program, expanding our B2C offering into new domestic and international jurisdictions, entering into additional agreements with new commercial partners for our B2B API, growing our LotteryLink Credit program, executing on strategic acquisitions and other synergistic opportunities, including gaining access to complementary and new technology through such acquisitions, and investing in and developing new technology and enhancing our existing technology in each of our business lines, including distributed ledger technology. In December 2021, we finalized the acquisition of the domain name https://sports.com and are exploring opportunities for the intended strategic entry into legal sports gaming verticals, which may include the distribution of sports lottery games.

In addition, we also expect to grow our brand and commitment to social awareness through our affiliation with WinTogether. WinTogether is a registered 501(c)(3) charitable trust that supports charitable, educational and scientific causes. Messrs. DiMatteo and Clemenson formed WinTogether and continue to act as trustees. We operate the WinTogether Platform on behalf of WinTogether, as well as the sweepstakes offered through https://wintogether.org (the “WinTogether Platform”), which support charitable causes selected by the trustees of WinTogether. These sweepstakes work to incentivize participants to donate to those chosen causes. Donors to each campaign are automatically entered into the sweepstakes for the chance to win cash prizes, luxury items, and exceptional experiences. In exchange for operating the WinTogether Platform and the sweepstakes on behalf of WinTogether, we receive a fee from the gross donations from each sweepstakes. While the revenue received from the Company’s services relating to the WinTogether Platform are currently nominal, we believe that our operation of the WinTogether website and sweepstakes could be a scalable source of revenue in the future as well as a mechanism to increase our brand reputation and recognition by sweepstake participants, which could result in the acquisition and monetization of new users to our B2C Platform.

Business Combination

On October 29, 2021, we consummated a business combination (the “Business Combination”) with AutoLotto, Inc. (“AutoLotto”). Following the closing of the Business Combination (the “Closing”) we changed our name from “Trident Acquisitions Corp.” to “Lottery.com Inc.” and the business of AutoLotto became our business. The Business Combination was pursuant to the terms of that certain Business Combination Agreement, dated as of February 21, 2021 (the “Business Combination Agreement”), by and among TDAC, Trident Merger Sub II Corp., a wholly-owned subsidiary of TDAC (“Merger Sub”) and AutoLotto. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into AutoLotto with AutoLotto surviving the merger as a wholly owned subsidiary of TDAC, which was renamed “Lottery.com Inc.” The aggregate value of the consideration paid by TDAC to the holders of AutoLotto common stock in the Business Combination (excluding shares that may be issued to former AutoLotto stockholders (the “Sellers”) as earnout consideration) was approximately $440 million, consisting of approximately 40,000,000 shares of Common Stock valued at $11.00 per share. In addition, the Sellers and TDAC’s founders are also entitled to receive up to 3 million and 2 million additional shares of Common Stock, respectively, to the extent that certain share price targets are achieved following the Closing.

Recent Developments

COVID-19 Update

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

Throughout the COVID-19 pandemic, sales of online lottery games, which are paid entirely from mobile devices or computers (“Online Lottery”) via digital channels, experienced more ticket sales growth than the alternative, person-to-person sales. The proportion of all sales occurring through digital channels reached 17% across World Lottery Association membership in 2021, an increase of 11% over the same figure in 2020.

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

We believe in attracting the best talent wherever it is located and that a distributed remote workforce is the best objective of the Company’s organizational needs. We also reassess our business continuity programs on an ongoing basis and in light of new developments relating to the COVID 19 pandemic to ensure that our employees remain protected, and that demand for our products and services remains consistent.

Launch of Project Nexus

We are developing a proprietary, blockchain-enabled gaming platform, which we have named Project Nexus. The Project Nexus platform is designed to handle high volumes of user traffic with the goal of improving users’ experience through enhancing the security speed of our platforms and making them more reliable. The initial phase of Project Nexus was implemented in the second quarter of 2022. See below for more information.

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

LotteryLink Credits

In the third quarter of 2021, we launched LotteryLink, our affiliate marketing program. As part of LotteryLink, we pay each of our Affiliates a percentage of the revenues derived from each new customer they refer to us and, if such customer is located in a jurisdiction in which they may lawfully use our B2C Platform, is converted to a user. These commissions are paid for a contractually specified duration of such user’s activity on the B2C Platform. In support of their promotional activities, our Master Affiliates purchase credits, referred to as a LotteryLink Credit, from us that can be redeemed for flexible promotion packages, consisting of marketing collateral, prepaid advertising, development services, account management, and prepaid promotional rewards that may redeemed by users, upon account activation, to acquire lottery games that can be used in promotions. We generate revenue from the sale of the LotteryLink Credits and we believe that we may generate additional revenue through LotteryLink in the future by these Affiliates purchasing more LotteryLink Credits.

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

The WinTogether Platform

Unlike lottery games and other games of chance, participation in sweepstakes is permissible in almost every state within the U.S. and sweepstakes offered on the WinTogether Platform are open to participants within the U.S. and certain international jurisdictions, unless prohibited by local law or regulation. When a participant donates to a campaign cause on the WinTogether Platform, they are automatically entered to win a prize; provided, however, in accordance with the sweepstakes requirements of most jurisdictions and the terms of service for each sweepstakes, no purchase or donation is required for entry into sweepstakes offered on the WinTogether Platform.

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

Synergistic Growth

In addition to organic growth of our current revenue generating activities, we intend to grow our business through synergistic acquisitions, as evidenced by our acquisition of 100% of the equity of Global Gaming Enterprises, Inc., a Delaware corporation (“Global Gaming”), which holds 80% of the equity of each of Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”) in June 2021, which we believe provides growth potential for us in the Mexican and Latin American markets, and our recent acquisition of the “Sports.com” domain as part of our plan to enter sports betting in December 2021.

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

	Three Months Ended March 31,
	2022	2021
Transactions Per User (annualized)	12.58	9.46
Tickets Per Transaction	3.68	4.09
Gross Revenue Per Transaction	$8.75	$10.16
Gross Profit Per Transaction	$1.30	$1.48
Gross Margin per Transaction	14.9%	14.6%

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

Gross Margin Per Transaction

Gross margin per transaction is calculated by dividing gross profit per transaction by gross revenue per transaction. We consider this metric to be a measure of overall performance that provides useful information about the profitability of our B2C Platform.

Components of Our Results of Operations

Our Revenue

Revenue from B2C Platform. Our revenue is the retail value of the acquired lottery game and the service fee charged to the user, which we impose on each lottery game purchased from our B2C Platform. The amount of the service fee is based upon several factors, including the retail value of the lottery game purchased by a user, the number of lottery games purchased by a user, and whether such user is located within the U.S. or internationally. Currently, in the U.S, the minimum service fee is $0.50 for the purchase of a $1 lottery game and $1 for the purchase of a $2 lottery game; the service fee for additional lottery games purchased in the same transaction is 6% of the face value of all lottery games purchased. For example, the service fee for the purchase of five $2 tickets is $1.60, being the $1 base service fee, plus 6% of the aggregate value of the face value of all lottery games purchased. In the quarter-ended March 31, 2022, our domestic B2C Platform users purchased an average of 3.7 lottery games per transaction at an average service fee of $0.37 per lottery game. For the twelve months ended March 31, 2022, we had an average gross profit per domestic B2C Platform user, where the definition of gross profit is the same as defined under “Gross Profit per Transaction”, of approximately $34.60. During the quarter-ended March 31, 2022, the Company’s digital marketing spend was focused on testing the effectiveness of sample marketing campaigns. We had a retention rate of domestic users of 85% for the twelve months ended March 31, 2022, excluding any customers referred by an affiliate or API partner, which results in a lifetime user value, on average, of $176.55.

Internationally, B2C sales in jurisdictions where we do not have direct or indirect authority generate an immaterial amount of revenue, and we are assessing our operations in these jurisdictions.

Revenue from Sale of LotteryLink Credits. We sell LotteryLink Credits to our third-party Affiliates, which may be redeemed for advertising credits, marketing collateral, development services, account management services and prepaid promotional rewards. In the three months ended March 31, 2022, we sold $18.0 million in LotteryLink Credits for prepaid promotional rewards, marketing materials and development services. Revenue from the sale of LotteryLink Credits in future periods may vary due to regulatory or contractual obligations applicable to our affiliates or sub-affiliates, which may impact our, our affiliates’, or their sub-affiliates’ ability to undertake the campaign that management initially anticipated.

Revenue from B2B API. Together with our third-party commercial partner, we agree on the amount of the mark-up on the cost to be imposed on the sale of each lottery game purchased through the B2B API, if any, together with a service fee to be charged to the user; we receive up to 50% of the net revenues from such mark-up and service fee pursuant to our commercial agreement with each commercial partner. In the U.S., the Company’s average gross revenue per such lottery game sale was $2.00 in the three months ended March 31, 2022. We currently do not charge our commercial partners a fee for the use of the B2B API.

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

In the three months ended March 31, 2022, we had agreements to acquire and sell lottery games through the B2B API with three international third-party commercial partners, including a French betting solution and one U.S. third-party commercial partner, which operates a proprietary mobile wallet for use at traditionally coin-operated machines, such as arcade games, vending machines, and laundry machines, which enabled our offerings on its mobile application. Collectively, these agreements provided us with access to over 420,000 unique points of sale for users to acquire lottery games via our B2B API.

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

International operations. We face challenges related to expanding our footprint globally and the related process of obtaining the licenses and regulatory approvals necessary to provide services and products within new and emerging markets. Largely as a result of the COVID-19 pandemic, the international jurisdictions where we operate and seek to expand have been subject to increasing foreign currency fluctuations against the U.S. dollar, soaring inflation and political and economic instability. We expect these trends to continue during fiscal 2022 and believe they are likely to cause a material decrease in consumer spending, which could have a material impact on our revenues. We expect that it will take a longer period of time to achieve revenue gains or generate cash in the new regions or any new international jurisdictions in which we expand, outside of our domestic geographies.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table summarizes our results of operations for the three month ended March 31, 2022 and March 31, 2021, respectively.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change

Revenue	$21,150,892	$5,461,539	$15,689,353	287%
Cost of revenue	3,165,469	2,946,981	218.488	7%
Gross profit	17,985,423	2,514,558	15,470,865	615%

Operating expenses:
Personnel costs	25,975,863	1,095,793	24,880,070	2,271%
Professional fees	3,055,039	2,415,198	445,146	26%
General and administrative	3,399,896	1,388,574	2,011,322	145%
Depreciation and amortization	1,373,925	367,259	1,006,666	274%
Total operating expenses	33,804,723	5,266,824	28,716,747	542%
Loss from operations	$(15,819,300)	$(2,752,266)	(12,872,339)	475%

Other expenses
Interest expense	(953)	2,472,048	(2,473,001)	(100)%
Other (income) expense	(2,436)	231,720	(234,156)	(100)%
Total other (income) expenses, net	(3,389)	2,703,768	(2,707,157)	(100)%

Net loss before income tax	$(15,815,911)	$(5,456,034)	$(10,165,182)	(290)%
Income tax expense (benefit)	-	-
Net loss	(15,815,911)	(5,456,034)

Other comprehensive loss
Foreign currency translation adjustment, net	(1,064)	-
Comprehensive loss	(15,816,975)	(5,456,034)

Net income attributable to noncontrolling interest	129,222	-
Net loss attributable to Lottery.com Inc.	(15,687,753)	(5,456,034)

Net loss per common share
Basic and diluted	$(0.33)	$(0.35)

Weighted average common shares outstanding
Basic and diluted	46,832,919	15,740,414

Revenues.

Revenue. Revenue for the three months ended March 31, 2022 was $21.2 million, an increase of $15.7 million, or 287%, compared to revenue of $5.5 million for the three months ended March 31, 2021. The increase in revenue was driven by the sale of $18 million in LotteryLink Credits for prepaid promotional rewards, marketing materials and development services.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2022 was $3.2 million, an increase of $0.2 million, or 7%, compared to cost of revenue of $2.9 million for the three months ended March 31, 2021. The increase in the cost of revenue was driven by a larger percentage of internal development costs attributable to customer sales during the current quarter, partially offset by the expiration of a high percentage of the pre-paid promotional rewards underlying the LotteryLink Credits that were issued to a Master Affiliate in the first quarter as a result of the delayed launch of such affiliate’s promotional program. The Company did not incur costs associated with redemption of most of such LotteryLink credits.

Gross Profit. Gross profit for the three months ended March 31, 2022 was $18 million compared to $2.5 million for the three months ended March 31, 2021, an increase of $15.4 million, or 615%. This increase was primarily due to the sale of $18.0 million of LotteryLink Credits for prepaid promotional rewards, marketing materials and development services, which generated significant gross profit.

Operating Costs and Expenses.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating expenses
Personnel costs	$25,975,863	$1,095,793	$24,880,070	2,271%
Professional fees	3,055,039	2,415,198	445,146	26%
Sales & marketing	907,686	1,244,906	(337,220)	(27)%
General and Administrative	2,492,210	143,668	2,348,542	1,635%
Depreciation and amortization	1,373,925	367,259	1,006,666	274%
Total operating expenses	$33,804,723	$5,266,824	$28,343,204	542%

Operating expenses for the three months ended March 31, 2022 were $33.8 million, an increase of $28.5 million, or 542%, compared to $5.3 million for the three months ended March 31, 2021. The increase was primarily driven by increased personnel expenses incurred from $22.2 million of stock compensation expense and increased general and administrative expenses from public company expenses, increased headcount to support the Company’s growth, increased marketing spends resulting from the use of Gatehouse Media credits, which we received several years ago in exchange for warrants, and increased amortization expenses driven by acquisitions made during the 2021 fiscal year

Personnel Costs. Personnel costs increased by $24.9 million, from $1.1 million for the three months ended March 31, 2021, to $26 million for the three months ended March 31, 2022. The increase was due primarily to an increase of $22.2 million in stock compensation expense as a result of equity grants that were valued at the share price soon after the Business Combination.

Professional Fees. Professional fees increased by $0.6 million, or 26%, from $2.4 million for the three months ended March 31, 2021 to $3.1 million for the three months ended March 31, 2022. The increase was driven primarily by public company legal and professional fees including non-cash warrant issuances of an approximate $195,000.

Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2022 were approximately $908 thousand, compared to $1.3 million for the three months ended March 31, 2021, a decrease of $337,000, or 27%. This decrease was due primarily to a decrease in media credits used during the current period.

General and Administrative. General and administrative expenses increased $2.3 million, or 1,635%, from $.1 million for the three months ended March 31, 2021 to $2.5 million for the three months ended March 31, 2022. These costs increased in general with the growth of the business and can be broken down further into: increased travel of $0.4 million for business development opportunities, increased business licensing, bank fees, and insurance of $0.9 million, and $0.8 million of additional office and software-related costs to support the increased headcount.

Depreciation and Amortization. Depreciation and amortization increased $1.0 million, or 274%, from $0.4 million for the three months ended March 31, 2021 to $1.4 million for the three months ended March 31, 2022. The increase was driven by the acquisition of the sports.com domain name in 2021 as well as the intangibles created through the purchase of Global Gaming.

Other (Income) Expense, Net.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Other expenses
Interest expense	(953)	2,472,048	(2,473,001)	(100)%
Other (income) expense	(2,436)	234,720	(234,156)	(100)%
Total other (income) expense, net	$(3,389)	$2,703,768	(2,707,157)	(100)%

Interest Expense. We had minimal interest expenses for the three months ended March 31, 2022, compared to interest expense of $2.5 million for the three months ended March 31, 2021. This change was driven by lower debt levels as a result of debt that converted into equity at the time of the Business Combination or settled in cash following the Closing.

Other Expense. We had no other expense for the three months ended March 31, 2022 as compared to interest expense of $0.2 million for the three months ended March 31, 2021.

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

Upon the Closing on October 29, 2021, we received net proceeds of approximately $42.8 million in cash. As of March 31, 2022, we had $50.8 million of cash and cash equivalents and $88.8 million of working capital (current assets minus current liabilities), compared with $62.6 million of cash and $88.3 million of working capital as of December 31, 2021.

We expect that our cash on hand and cash provided by operations will allow us to meet our capital requirements and operational needs for the next twelve months. As of March 31, 2022, there were no regulatory capital requirements applicable to our industry.

We expect to deploy capital to fund our growth through implementing new products and features within our B2C Platform services; marketing our B2C Platform offering to new users; entering into additional agreements with new commercial partners for our B2B API and LotteryLink credits; executing on strategic acquisitions and other synergistic opportunities; investing in and developing new technology; and enhancing our existing technology in each of our business lines, including distributed ledger technology.

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

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bore interest at 10% per year, were unsecured, and were due and payable on June 30, 2019. The Company and the noteholders executed amendments in February 2021 to extend the maturity date to December 21, 2021. As of both March 31, 2022 and December 31, 2021, the balance of these notes was $771,500.

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

Immediately prior to the Closing, approximately $60.0 million of convertible debt was converted into equity of AutoLotto. As of March 31, 2022, we had no convertible debt outstanding.

Cash Flows

Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2022, compared to net cash provided by operating activities of $3.9 million for the three months ended March 31, 2021. Factors affecting changes in operating cash flows were increased revenue from operations which were offset by increased expenses for professional fees, personnel costs, and sales and marketing activities in 2022 as compared to 2021. Net cash used in investing activities during the year ended March 31, 2022 were $1.1 million, compared to $3.1 million for the prior year. The decrease was primarily the result of a decrease in spending on capitalized software development. Net cash used by financing activities was $6.8 million for the three months ended March 31, 2022, compared to net cash provided of $14.5 million for the three months ended March 31, 2021. The decrease was primarily due convertible debt being issued in 2021 which did not repeat in 2022 as well as the purchase of $6.5 million of debt in 2022.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This guidance requires recognition of most lease liabilities on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations, as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2021, and for interim periods within annual periods after December 15, 2022. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. We are currently evaluating the impact that this guidance will have on our financial statements as well as the expected adoption method. We do not believe the adoption of this standard will have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments”, as additional guidance on the measurement of credit losses on financial instruments. The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for all public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In October 2019, the FASB approved a proposal which grants smaller reporting companies additional time to implement FASB standards on current expected credit losses (CECL) to January 2023. As a smaller reporting company, we will defer adoption of ASU No. 2016-13 until January 2023. We are currently evaluating the impact this guidance will have on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting with respect to our financial statement close and reporting process, as described below. Notwithstanding such material weakness in our internal control over financial reporting, our management concluded that our condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates and for the periods presented in conformity with GAAP.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audits of our condensed consolidated financial statements included in our Annual Report, our management identified a material weakness in internal control over financial reporting as of December 31, 2021 and 2020 relating to deficiencies in the design and operation of the procedures relating to the closing of our financial statements. These include: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions, (ii) the fact that our policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively; (iii) the timely closing of financial books at the quarter and fiscal year end, and (iv) incomplete segregation of duties in certain types of transactions and processes.

We have begun to implement measures to remediate the identified material weakness, including (i) adding personnel with sufficient accounting knowledge; (ii) adopting a more rigorous period-end review process for financial reporting; (iii) adopting improved period close processes and accounting processes, and (iv) clearly defining and documenting the segregation of duties for certain transactions and processes. The implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than routine legal proceedings incident to our business, there are no material legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors

In addition to the factors discussed below, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the “Risk Factors” section of our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our revenue stream is not diversified and is subject to substantial risks. As a result, the loss of any individual source of revenue could cause our revenue to decrease significantly, which could have a material adverse effect on our business, financial condition and results of operations.

We derive a substantial portion of our revenue from a limited number of sources, including individual Master Affiliates, which sources of revenue are subject to substantial risks and may discontinue in the future. For example, we derived approximately 85% of our revenue for the quarter ended March 31, 2022 from one Master Affiliate that purchased $18 million of LotteryLink Credits from us during that period. These purchases of credits may not continue and are subject to risks, including due to regulatory or contractual obligations that may prevent the continued purchases of such credits in the future. We expect to enter into agreements with other master affiliates and also plan to launch additional initiatives, including Project Nexus, in the near term, which we believe will diversify or drive the diversification of our revenue stream.  However, for so long as we remain dependent on only a limited number of sources for our revenue, there is a substantial risk that the loss or discontinuance of any such source of revenue will cause our revenue to decrease significantly in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Amendment to Employment Agreement, dated March 23, 2022, by and between Matthew Clemenson and Lottery.com (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.2	Amendment to Employment Agreement, dated March 23, 2022, by and between Ryan Dickinson and Lottery.com (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.3	Amendment to Employment Agreement, dated as of March 28, 2022, by and between Kathryn Lever and Lottery.com (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.4+*	Master Affiliate Agreement, dated as of October 2, 2021.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lottery.com Inc.

By:	/s/ Ryan Dickinson
	Name:	Ryan Dickinson
	Title:	Chief Financial Officer, President and Treasurer (principal financial officer and principal accounting officer)

Dated: May 16, 2022