Form 10-K/A
period 2021-12-31
Lottery.com Inc.
filed 2023-05-10
CIK 1673481

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Lottery.com Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (this “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2022 (the “Original Report”), to amend and revise the following Items of our Original Report:

Part I – Item 1. Business

Part I – Item 1A. Risk Factors

Part I – Item 3. Legal Proceedings

Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 8. Financial Statements and Supplementary Data

Part II – Item 9A. Controls and Procedures

Part IV – Item 15. Exhibits and Financial Statement Schedules

The complete text of those Items is revised in this Amended Report. The other Items of the Original Report have not been amended and, accordingly, have not been repeated in this Amended Report.

The only changes to the Original Report are those related to the matters described below and only in the items listed above. Except as described herein, this Amended Report does not modify, amend or update any of the other financial information or other information contained in the Original Report. In addition, in accordance with SEC rules, this Amended Report includes updated certifications from our Chief Executive Officer as Exhibits 31.1 and 32.1. Otherwise, the information contained in this Amended Report is as of the date of the Original Report and does not reflect any information or events occurring after the date of the Original Report. Such subsequent information or events include, among other things, the information and events described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 (the “Quarterly Report”), and the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Original Report. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Report, which update and supersede certain information contained in the Original Report and this Amended Report.

On July 6, 2022, the Company announced that the Audit Committee (the “Audit Committee”) of the board of directors of the Company (the “Board”) had retained outside counsel to conduct an independent investigation that revealed, among other things, issues pertaining to the Company’s internal accounting controls (the “Internal Investigation”). Following a report on the filings of the Internal Investigation, on June 30, 2022, the Board terminated the employment of Ryan Dickinson as the Company’s President, Treasurer and Chief Financial Officer, effective July 1, 2022. Subsequently, the Company initiated a review of its cash balances and related disclosures as well as its revenue recognition processes and other internal accounting controls.

Restatement of the Company’s Financial Statements

On September 20, 2021, the Company entered into a purchase agreement with a major customer for the sale of various service credits with a total purchase price of $30,000,000. In accordance with the terms of the purchase agreement, the customer was required to pay the purchase price within 90 days. Upon execution of the purchase agreement, the Company recognized the $30,000,0000 as income. The customer provided payment prior to December 31, 2021, in the form of a check accepted by the Company for deposit and included in undeposited funds. During 2022, the Company discovered that the service credits it had sold to the customer were non-transferrable and that the Company had pledged its own cash accounts to secure a line of credit in the amount of $30,000,000 utilized by the customer to provide the Company with payment towards the purchase of the service credits. Since the Company was prohibited from transferring the advertising portion of the service credits and therefore could not complete the sale of such credits, the Company cancelled the transaction and could not recognize the income, or recognize a cash payment in the Company’s financial statements. In addition, the Company had recorded cost of sales related to this transaction in the amount of $10,000,000. As a result, in the restated December 31, 2021 financial statements, the Company decreased both cash and revenue by $30,000,000 for the year ended December 31, 2021 and reversed the related cost of sales which resulted in a decrease to cost of sales and an increase in prepaid assets by $10,000,000 each for the year ended December 31, 2021.

In addition, the Company had invoiced the customer a further $17,117,472 for various services and advertising credits for the year ended December 31, 2021 and $18,539,472 during the three months ending March 31, 2022. The Company recorded such amounts to both revenue and accounts receivable. As a result of the cancellation of the transaction, the Company decreased both accounts receivables and revenues by $17,117,472, in the restated financial statements for the year ended December 31, 2021; and $18,539,472, in the restated financial statements for the three months ended March 31, 2022.

In an unrelated transaction, the Company entered into an agreement with another customer totaling $5,000,000 in 2021. The Company recognized the full amount of the contract and recorded $5,000,000 as revenue and accounts receivable for the year ended December 31, 2021. The Company started performing the services under the agreement during 2021, which services were to be completed in 2022. In October of 2021, the customer paid $500,000 towards these services. Subsequently, the Company determined that, in accordance with ASC 606, due to an uncertainty of collectability of the remaining accounts receivable, the Company should not have recognized any revenue from this agreement during the year ended December 31, 2021. As a result of the payment of $500,000 received during the year ended December 31, 2021, the Company is allowed to record deferred revenue in the amount of $500,000. As a result, the Company decreased accounts receivable by $4,500,000, increased deferred revenue by $500,00 and decreased revenue by $5,000,000, for the year ended December 31, 2021.

During the Company’s reassessment of all accounts as of December 31, 2021, the Company determined that approximately $2,000,000 of prepaid advertising credits purchased during 2017 and 2018 may not be able to be fully utilized. As a result, the Company decreased prepaid expenses of $2,000,000 and increased its reserve loss of prepaid advertising credits by $2,000,000, in the restated financial statements for the year ended December 31, 2021.

The following table presents the impact of the restatements on the Company’s previously reported consolidated balance sheet for the fiscal year ended December 31, 2021. The values as previously reported were derived from the 2021 consolidated financial statements contained in the Company’s previously reported balance sheet as of December 31, 2021 filed in the Original Report.

	Fiscal Year Ended December 31, 2021
	As Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Cash	$62,638,970	$(30,000,000)	$32,638,970
Accounts receivable	21,696,653	(21,617,472)	79,181
Prepaid expenses	13,896,638	9,000,000	22,896,638
Total Assets	$147,151,478	$(42,617,472)	$104,534,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	662,335	500,000	1,162,335
Accrued and other expenses	4,528,815	(112,647)	4,416,168
Total current liabilities	10,145,285	387,353	10,532,638
Total liabilities	10,146,454	387,353	10,533,807
Accumulated deficit	(106,232,518)	(41,955,620)	(148,188,138)
Total Lottery.com Inc. stockholders’ equity	134,224,933	(43,004,826)	91,220,107
Total Equity	137,005,024	(43,004,825)	94,000,199
Total liabilities and stockholders’ equity	$147,151,478	$(42,617,472)	$104,534,006

Management evaluated the quantitative and qualitative impact of these accounting errors on the Company’s previously issued consolidated financial statements included in the Original Report (the “previously issued financial statements”) and concluded that the errors were material to its previously issued financial statements. Accordingly, the Company is restating its previously issued financial statements. Management also identified material errors in its unaudited consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which was filed with the SEC on May 16, 2022, and intends to restate those financials as well.

In addition, the Company re-evaluated the effectiveness of its internal controls over financial reporting and identified additional control deficiencies associated with the accounting errors, which the Company has concluded represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2021. Accordingly, the Company is filing this Amended Report to reiterate management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not effective as of December 31, 2021.

For a more detailed description of these accounting errors and the restatement of the previously issued financial statements, please refer to Note 3, Restatement of Financial Statements, to the consolidated financial statements of the Company included in Item 8 of this Amended Report.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of Lottery.com Inc. (“Lottery.com”, the “Company”, “we” or “us”). Forward-looking statements appear in a number of places in this Amended Report, including, without limitation, under the headings in Part I, “Item 1. Business,” “Item 1A. Risk Factors,” and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in public filings made with the Securities and Exchange Commission (the “SEC”) by Lottery.com, as well as the following:

●

The findings of the previously disclosed Internal Investigation and other matters have exposed us to a number of legal proceedings, investigations and inquiries, resulted in significant legal and other expenses, required significant time and attention from our senior management, among other adverse impacts.

●

We and certain of our former officers are, and in the future, we or our officers and directors may become, the subject of legal proceedings, investigations and inquiries by governmental agencies with respect to the findings of the Internal Investigation and other matters, which could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.

●	We have been named as a defendant in a number of lawsuits filed by purchasers of our securities, including class action lawsuits that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

●	Matters relating to or arising from the restatement and the Internal Investigation, including adverse publicity and potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.
●	In July 2022, we furloughed the majority of our employees and suspended our lottery game sales operations after determining that we did not have sufficient financial resources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As a result, we may not be able to continue as a going concern.

●	We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

●	The circumstances that led to the failure to file our annual report and quarterly reports on time, and our efforts to investigate, assess and remediate those matters have caused and may continue to cause substantial delays in our SEC filings.

●	Our inability to compete with other forms of entertainment for consumers’ discretionary time and income.

●	Economic downturns, inflation, geopolitical and political and market conditions beyond our control.

ii

●	Negative events or media coverage relating to our business, our management and directors, the lottery, lottery games or online gaming or betting.

●	Our inability to attract and retain users, including as a result of failing to appear in Internet search engine results.

●	Our continued ability to use domain names to promote and increase the value of our brand.

●	Scrutiny by stakeholders with respect to responsible gaming and ethical conduct.

●	Our ability to achieve profitability and growth in the newly-developed market for online lottery games.

●	Our inability to profitably expand into new markets or capitalize on new gaming and lottery industry trends and changes, such as by developing successful new product offerings.

●	The effectiveness of our marketing efforts in developing and maintaining our brand and reputation.

●	Failure to offer high-quality user support.

●	Adverse impacts to user relationships resulting from disruptions to our information technology.

●	The vulnerability of our information systems to cyberattacks and disruptions caused with respect thereto, including an inability to securely maintain personal and other proprietary user information.

●	Our inability to adapt to changes or updates in the Internet, mobile or personal devices, or new technology platforms or network infrastructures.

●	The exposure of our online infrastructure to risks relating to new and untested distributed ledger technology.

●	Our inability to comply with complex, ever-changing and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming and lottery industries.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or software component products for our gaming platforms, product offerings and the processing of user payments and withdrawals.

●	Our inability to maintain successful relationships and/or agreements with lottery organizations and other third-party marketing or service provider affiliates.

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations required for the operation of our business.

●	The effectiveness of our transition and compliance with the regulatory and other requirements of being a newly public company.

●	We are currently not in compliance with the continued listing standards of Nasdaq and may not be able to regain compliance with Nasdaq’s continued listing standards in the future.

●	Limited liquidity and trading of our securities.

●	Woodford may not loan us the amounts they agreed to under the Loan Agreement.

●	Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our assets and if we were to default, they could force us to curtain or abandon our business plans and operations.

●	The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford under the Loan Agreement may depress the market price of our common stock and cause substantial dilution

●	We currently owe a significant amount of money under our Loan Agreement, which we may not be able to repay.

●	Other factors described in this Amended Report under the heading “Item 1A. Risk Factors.”

The risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Amended Report describe additional factors that could adversely affect the business, financial condition or results of operations of Lottery.com. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to Lottery.com or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Lottery.com undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iii

PART I

Item 1. Business.

Overview and Recent Developments

We were originally formed as a Delaware corporation on March 17, 2016, for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On October 29, 2021, we consummated a business combination (the “Business Combination”) with AutoLotto, Inc. (“AutoLotto”). Following the closing of the Business Combination (the “Closing”) we changed our name from “Trident Acquisitions Corp.” to “Lottery.com Inc.” and the business of AutoLotto became our business. Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Lottery.com” and “Lottery.com Inc.” refer to Lottery.com Inc. and its consolidated subsidiaries after the Closing.

On July 6, 2022, the Company announced that the Audit Committee (the “Audit Committee”) of the board of directors of the Company (the “Board”) had retained outside counsel to conduct an independent investigation that revealed instances of non-compliance with state and federal laws concerning the states in which lottery tickets were procured as well as order fulfillment. The investigation also identified issues pertaining to the Company’s internal accounting controls (the “Internal Investigation”). Following a report on the filings of the Internal Investigation, on June 30, 2022, the Board terminated the employment of Ryan Dickinson as the Company’s President, Treasurer and Chief Financial Officer, effective July 1, 2022. Subsequently, the Company initiated a review of its cash balances and related disclosures as well as its revenue recognition processes and other internal accounting controls.

On July 20, 2022, Armanino LLP (“Armanino”), the Company’s registered independent public accountant for the fiscal years ended December 31, 2021 and 2022, advised the Company that its audited financial statements of for the year ended December 31, 2021 (the “2021 Audit”) and the unaudited financial statements for the quarter ended March 31, 2022 (the “March 2022 Financials”), should no longer be relied upon. Armanino advised that it had determined, subsequent to the 2021 Audit and review of the March 2021 Financials, that the Company had entered into a line of credit in January 2022 that was not disclosed in the footnotes to the 2021 Audit and was not properly recorded in the March 2022 Financials (see Note 3 to the consolidated financial statements included herein for more details).

On July 28, 2022, the Board determined that the Company did not have sufficient financial resources to fund its operations or pay certain existing obligations, including its payroll and related obligations, due to a significant misstatement of our cash balances.

The following day, on July 29, 2022, the Company effectively ceased operations (the “Operational Cessation”), when it furloughed the majority of its employees and generally suspended its lottery game sales. The Company’s remaining employees were limited to the heads of the product, information technology and human resources teams as well as the entire legal and compliance team. Within one week, several additional employees were recalled from furlough. All non-furloughed employees were retained, at the discretion of the Company’s then Chief Operating Officer and Chief Legal Officer, to provide the minimal business functions needed to address the Company’s legal and compliance issues and to secure necessary funding to resume the Company’s operations. Less than half of these non-furloughed employees remain active in the efforts to restore Company operations and as of March 31, 2023, approximately $1.4 million in outstanding payroll obligations remain unpaid.

On September 27, 2022, Armanino resigned as the independent registered public accounting firm of the Company, effective immediately.

On October 7, 2022, the Audit Committee approved the engagement of Yusufali & Associates, LLC, (“Yusufali”) as the Company’s new independent registered public accounting firm.

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core business (as described in more detail under “—Plans for Recommencement of Company Operations” below), completing the restatements of the Company’s 2021 Audit (which is included in this Amended Report) and March 2022 Financials and preparing the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022 and Annual Report on Form 10-K for the year ended December 31, 2022.

Loan Agreement with Woodford

On December 7, 2022, the Company entered into a loan agreement (the “Loan Agreement”) with Woodford Eurasia Assets, Ltd. (“Woodford”), pursuant to which Woodford agreed to provide the Company with up to $2.5 million, subject to certain conditions and requirements, of which approximately $1.25 million has been received to date and $1.25 million is currently owed pursuant to the terms of the Loan Agreement. The parties may also mutually agree to increase the amount of the loan to $52.5 million (i.e., an additional $50 million). Amounts borrowed accrue interest at the rate of 12% per annum (or 22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan. Amounts borrowed can be repaid at any time without penalty.

Amounts borrowed pursuant to the Loan Agreement are convertible, at Woodford’s option, into shares of the Company’s common stock, par value $0.001 per share (the “common stock”), beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of common stock within 10 business days of the date of the Loan Agreement (which was equal to $0.28 per share), subject to a 4.99% beneficial ownership limitation and a separate limitation preventing Woodford from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining shareholder approval for such issuance.

Conditions to the Loan Agreement included the resignation of four prior members of the Board (Lisa Borders, Steven M. Cohen, Lawrence Anthony DiMatteo and William Thompson, all of whom resigned from the Board in September 2022), and the appointment of two new independent directors. Subsequent loans under the Loan Agreement also require the Company to comply with all listing requirements, unless waived by Woodford. The Loan Agreement also allows Woodford to nominate another director to the Board of Directors, in the event any independent member of the Board of Directors resigns.

Proceeds of the loans can only be used by to restart the Company’s operations and for general corporate purposes agreed to by Woodford.

The Loan Agreement includes confidentiality obligations, representations, warranties, covenants, and events of default, which are customary for a transaction of this size and nature. Included in the Loan Agreement are covenants prohibiting us from (a) making any loan in excess of $1 million or obtaining any loan in amount exceeding $1 million without the consent of Woodford, which consent may not be unreasonably withheld; (b) selling more than $1 million in assets; (c) maintaining less than enough assets to perform our obligations under the Loan Agreement; (d) encumbering any assets, except in the normal course of business, and not in an amount to exceed $1 million; (e) amending or restating our governing documents; (f) declaring or paying any dividend; (g) issuing any shares which negatively affects Woodford; and (h) repurchasing any shares.

The Company also agreed to grant warrants to purchase shares of common stock to Woodford (the “Woodford Warrants”) in an amount equal to 15% of the Company’s 7,619,207 issued and outstanding shares of common stock. Each Woodford Warrant has an exercise price equal to the average of the closing price of the Company’s common stock for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to an exercise price of $0.28 per share. In the event the Company fails to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount (i.e., will equal $0.21 per share).

In connection with our entry into the Loan Agreement, the Company also entered into a Loan Agreement Deed, Debenture Deed and Securitization, with Woodford (the “Security Agreement”), which provides Woodford with a first floating charge security interest over all present and future assets of the Company in order to secure the repayment of amounts owed under the Loan Agreement. The floating charge may be converted into a fixed charge upon the occurrence of certain events including: an event of default; if Woodford reasonably believes that any secured property may be in jeopardy or danger of being seized or sold; or if Woodford reasonably considers that it is desirable to protect its security interest. The floating charge may be automatically converted into a fixed charge upon the occurrence of certain other events. The Security Agreement prohibits the Company from providing any other security interest over our assets, even if secondary to Woodford, while the amounts borrowed under the Loan Agreement remain unpaid.

Operations Prior to Operational Cessation

Prior to the Operational Cessation, the Company was a provider of domestic and international lottery products and services. As an independent third-party lottery game service, we offered a platform that we developed and operated to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad (the “Platform”). Our revenue generating activities included (i) offering the Platform via our Lottery.com app and our websites to users located in the U.S. and international jurisdictions where the sale of lottery games was legal and our services were enabled for the remote purchase of legally sanctioned lottery games (our “B2C Platform”); (ii) offering an internally developed, created and operated business-to-business application programming interface (“API”) of the Platform, which enabled our commercial partners, in permitted U.S. and international jurisdictions, to purchase certain legally operated lottery games from us and to resell them to users located within their respective jurisdictions (“B2B API”); and (iii) delivering global lottery data, such as winning numbers and results, and subscriptions to data sets of our proprietary, anonymized transaction data pursuant to multi-year contracts to commercial digital subscribers (“Data Service”).

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and — importantly — to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the Operational Cessation, we generated revenue from this service fee and mark-up. Our B2B API Platform resumed limited operations in April 2023. As of the date of this Amended Report, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational in the third quarter of 2023.

The WinTogether Platform

Prior to the Operational Cessation, we operated and administered of all sweepstakes offered by WinTogether, a registered 501(c)(3) charitable organization (“WinTogether”), which was formed in April 2020 to support charitable, educational, and scientific causes. In consideration of our operation of the WinTogether platform and administration of the sweepstakes, we received a percentage of the gross donations to a campaign, from which we paid certain dividends and all administration costs.

The WinTogether platform continued operating after the Operational Cessation, until all sweepstakes campaigns were completed and all prizes awarded. On March 29, 2023, the board of directors of WinTogether voted to suspend its relationship with the Company.

Current Operations

Despite the Operational Cessation, certain of the Company’s wholly-owned subsidiaries have continued to operate under the direction of the leadership teams that were in place prior to the Company’s acquisition of such companies. While the operational activities of these subsidiaries vary, from the Operational Cessation through the date of this Amended Report, each of TinBu, Aganar and JuegaLotto has decreased its expenses and has had its revenue remain consistent or decrease slightly from pre-Operational Cessation levels.

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

Aganar and JuegaLotto

On June 30, 2021, we acquired 100% of the equity of Global Gaming Enterprises, Inc., a Delaware corporation (“Global Gaming”), which holds 80% of the equity of each of Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). JuegaLotto is federally licensed by the Mexican regulatory authorities with jurisdiction over the ability to commercialize lottery games in Mexico through an authorized federal gaming portal and to commercialize games of chance in other countries throughout Latin America. Aganar has been operating in the licensed Online Lottery market in Mexico since 2007 and has certain rights to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license and additionally issues a proprietary scratch lottery game in Mexico under the brand name Capalli.

Sports.com

In December 2021, we finalized the acquisition of the domain name https://sports.com and on November 15, 2022, we formed a wholly-owned subsidiary called Sports.com, Inc., a Texas corporation (“Sports.com”). Subsequently, Sports.com announced a partnership with the Saudi Motorsports Company, which enabled the Company to roll out the Sports.com brand at the IFA World Cup decider at the end of November 2022. In December 2022, Sports.com signed an agreement with Data Sports Group, GmbH (“DSG”), which provides Sports.com the exclusive North American distribution rights for sports data products offered and maintained by DSG (the “DSG Data”). The DSG Data is being sold through the same sales resources and sales channels as the lottery data offered by TinBu. This relationship is in full effect now and the first signed contracts are expected in the second quarter of 2023.

Plans for Recommencement of Company Operations

As noted above, since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core business. The Company has developed a three phase plan to recommence its operations, which plan is outlined below.

Phase 1 – Relaunch B2B API Platform. During the Operational Cessation, the Company maintained positive relationships with its ticket-printing and courier partners, as well as several distribution partners that have been found to be in compliance with local, state, and federal rules related to ticket procurement and distribution. These partners have implemented the Lottery.com API and have advised the Company that they expect to be ready to offer lottery games to their customers through their sales channels when the Company resumes operations. As such, the Company believes that it has sufficient demand to resume operation of its B2B API platform operations, assuming it is able to maintain the core employee team to manage the lottery ticket fulfillment process and access sufficient capital to relaunch Project Nexus, which was designed to, among other things, handle high levels of user traffic and transaction volume, while maintaining expediency, security, and reliability in the administrative and back-office functionality required by the B2B API. Our B2B API Platform resumed limited operations in April 2023.

Phase 2 – Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform in the third quarter of 2023. As of the date of this Amended Report, the Company expects that it will initially relaunch its B2C Platform to customers in Texas for a period of time before rolling it out to other jurisdictions. If the Texas Bill (as defined below) is enacted into law as drafted, the Company may elect to accelerate the relaunch of its Platform to customers in another state. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. For more information, see “Item 1A. Risk Factors – Regulatory and Compliance Risks – A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.” The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns geared towards encouraging prior customers to return to the Platform and to acquire new customers.

Phase 3 – Restore Other Business Lines and Projects. Assuming the success of Phase 1 and Phase 2, the Company expects to restore other products it previously offered, such as supplying lottery tickets to consumers in approved domestic jurisdictions, partnering with licensed providers in international jurisdictions to supply legitimate domestic lottery games, and reviving other products and services that were under development when the Operational Cessation occurred.

As of the date of this Amended Report, the current estimated cash balance of the Company and subsidiaries is approximately $366,000. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to pay its service providers to complete and file its deficient periodic reports, including this Amended Report, the amended Quarterly Report on Form 10-Q/A for the three months ending March 31, 2022, the Quarterly Reports on Form 10-Q for the periods ending June 30, 2022 and September 30, 2022, and the Annual Report on Form 10-K for the year ended December 31, 2022.

As of the date of this Amended Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Amended Report, we are not in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”), as discussed in greater detail below under “Risk Factors” – “Risks Related to Our Common Stock and Warrants” – “We are not currently in compliance with the continued listing standards of Nasdaq and may not be able to regain compliance with Nasdaq’s continued listing standards in the future,” and have presented a plan to regain compliance with the Listing Rules that was recently conditionally accepted by a hearing panel. Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls, and plans to overhaul its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

Even if the Company’s three phase plan to recommence its operations is successful, there can be no assurance that the Company will be able to regain compliance with the applicable Listing Rules, or that the hearings panel will stay the delisting of the Company’s securities from Nasdaq. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise additional capital needed to funds its operations and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

There can be no assurance that we will have sufficient capital to support our operations and pay expenses, repay our debt, or that additional funds will be available on favorable terms, if at all. We may not be able to restart our operations and/or generate sufficient funding to support such operations in the future. The Company’s ability to continue its current operations, prepare and refile deficient and restated reports, and restart its prior operations, is dependent upon obtaining new financing. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. There can be no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. For more information, see the risk factors in Item 1A of this Amended Report under the heading “Risks Relating to the Internal Investigation, Restatement of our Consolidated Financial Statements, Our Ability to Continue as a Going Concern, Our Internal Controls and Related Matters.”

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

State and federal laws in the U.S. govern and, in some cases, limit our business practices. For example, the Interstate Wagering Amendment to 18 U.S.C. § 1301 limits our ability to purchase lottery games for a user located in one state from a lottery authority located in another state, except under certain limited circumstances, such as where the lottery authorities in the respective states allow the sales. Therefore, when such offerings are operational, for our users located within the U.S., we only purchase lottery games for users geolocated to be physically situated at the time within the U.S. state or jurisdiction where the lottery game they are purchasing is being conducted, unless an exception were to be authorized by the applicable lottery authorities. For more information, see “Item 1A. Risk Factors — Regulatory and Compliance Risks — If the Interstate Wagering Amendment is interpreted or applied to prohibit transmissions to foreign countries, it could have a negative impact on our business, financial condition, and results of operations.”

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

Some states prohibit the use of courier services and the sale of online lottery tickets, while others limit the charges that we can impose and collect. When such offerings are operational, we only purchase lottery games on behalf of our users and customers where our services are permitted and in accordance with applicable laws. The scope and interpretation of the laws that are or may be applicable to our services and the fees we charge are subject to interpretation and may change. For example, in April 2023, the Texas State Senate passed Senate Bill 1820 (the “Texas Bill”), which would, among other things, prohibit online lottery gaming and the use of courier services in Texas, if enacted. As of the date of this Amended Report, the Texas Bill is under review of the Texas State House of Representatives. If the Texas Bill is enacted into law as drafted, the new rules would be implemented by January 1, 2024.

Our compliance with local, territorial and federal laws is based on our interpretation of existing state and federal laws regarding lottery services such as ours. We have obtained legal advice and notified certain lottery authorities in U.S. jurisdictions where we do business of the services that we offer, but in most cases, we have not received definitive determinations of the laws applicable to our services. There is a risk that existing or future laws in the states and jurisdictions in which we operate may be interpreted in a manner that is not consistent with our business model. Future laws that permit certain lottery services may be accompanied by restrictions or taxes that make it impractical or less feasible to operate in certain jurisdictions. For more information, see “Item 1A. Risk Factors – Regulatory and Compliance Risks – A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.”

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

Licensing

We currently hold a license issued by the Texas Lottery Commission to conduct the retail sale of lottery tickets in the State of Texas. We may determine or be required to secure additional licenses from other regulatory authorities with jurisdiction over our operations in new markets in which we contemplate expansion. Such licensure may impose additional obligations on us and our operations, which may include continuous disclosure to and investigation by the applicable regulatory authority into the financial stability, integrity, and business experience of our company, its affiliates, and their respective significant stockholders, directors, officers, and key employees. In markets in which we have not previously operated or in newly regulated markets, licensing regimes may impose licensing requirements or conditions with which we have not previously been required to comply, which may include locating technical infrastructure within the relevant territory, establishing real-time data interfaces with the regulatory authority, implementing consumer protection and privacy measures, or additional approvals or certifications of our technology, all of which may present operational challenges and material costs. Certain stockholders may be required to be licensed.

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

Compliance

We intend to continue to develop a comprehensive internal compliance program, which will ensure compliance with legal requirements imposed in connection with our activities and with legal requirements generally applicable to all publicly traded companies. While we are firmly committed to full compliance with all applicable laws, we cannot ensure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us, an employee, a customer or other third-party will not result in enforcement action, the imposition of a monetary fine or suspension or revocation of one or more of our licenses, which could have a material adverse effect on us or on our results of operations, cash flow, or financial condition.

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

Governance Changes

As of December 31, 2021, we had seven members of the Board. As of the date of this Amended Report, the size of the Board was decreased to three members. As of the date of this Amended Report, all members of the Board who served as members of the Board during the year ended December 31, 2021 and the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, and all principal executive officers who served during the year ended December 31, 2021, and at the time of the Operational Cessation, have resigned from such positions.

Employees

As of the date of this Amended Report, the Company has 9 non-furloughed employees who remain active in the efforts to restore Company operations.

Intellectual Property

We rely on a combination of trademark, copyright, and trade secret protection laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our intellectual property and our brand.

We have been using the LOTTERY.COM trademark since 2017; in February 2021, the LOTTERY.COM logo was registered on the Supplemental Register of the U.S. Patent and Trademark Office. As of December 31, 2021, the registration of our LOTTERY.COM, AUTOLOTTO and SPORTS.COM word marks and SPORTS.COM logo were pending with the U.S. Patent and Trademark Office. We are also using and/or have common-law trademark rights in the trademarks AUTOLOTTO, SPORTS.COM, and TAP TICKET. We will continue to evaluate the filing of trademark applications in the U.S. and internationally, as appropriate.

While we did not own any patent applications or issued patents as of December 31, 2021, we will continue to evaluate our technology to determine whether it is appropriate to file patent applications in the U.S. or internationally.

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

Available Information

Our Internet address is www.lottery.com. Our website and the information contained therein or linked thereto are not part of this Amended Report.

Item 1A. Risk Factors.

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. The risk factors described below should be read together with the other information set forth in this Amended Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

Risks Relating to the Internal Investigation, Restatement of our Consolidated Financial Statements, Our Ability to Continue as a Going Concern, Our Internal Controls and Related Matters

The findings of the previously disclosed Internal Investigation and other matters have exposed us to a number of legal proceedings, investigations and inquiries, resulted in significant legal and other expenses, required significant time and attention from our senior management, among other adverse impacts.

As previously disclosed in the Company’s Current Reports on Form 8-K, initially filed with the SEC on July 6, 2022 and July 22, 2022, the Board retained outside counsel to conduct the Internal Investigation that revealed instances of non-compliance with state and federal laws concerning the state in which tickets are procured as well as order fulfillment, and issues pertaining to the Company’s internal accounting controls. Certain of these issues contributed to the Company’s auditors’ determination that the Company’s audited financial statements for the year ended December 31, 2021 and the unaudited financial statement for the quarter ended March 31, 2022, should no longer be relied upon and required restatement.

These issues have had and could continue to have material adverse impacts on us. We and certain of our former officers are the subject of a number of legal proceedings, investigations and inquiries with respect to these issues and have been named as a defendant in a number of lawsuits, including class action lawsuits. We incurred significant costs in connection with the Internal Investigation, including legal expenses and cost associated with the restatement and adjustment of our financial statements. We may also incur material costs associated with our indemnification arrangements with our current and former directors and certain of our officers, as well as other indemnitees. Moreover, an unfavorable outcome in any of these matters could result in significant damages, additional penalties or other remedies imposed against us, and/or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows. In addition, an unfavorable outcome in any of these matters could exceed coverage provided, if any, under potentially applicable insurance policies, which is limited. For example, we currently do not have an effective director and officer liability insurance policy in place for our current officers and directors, and may not have the financial resources or otherwise be able to obtain a director and officer liability insurance at reasonable cost or terms in the future. These issues have also led to material adverse impacts on our operations, including the Operational Cessation, our reputation and our relationships with business partners, as well as material adverse impacts on our financial position, including incurred costs and expenses and our ability to raise new capital in the future. Further, our senior management team devoted significant time to facilitate the Internal Investigation and is expected to continue to devote significant time and efforts to address the impacts associated with or arising from the Internal Investigation.

We cannot predict all impacts on us in connection with or arising from any of the foregoing. Any unknown or new risks might result in a material adverse effect on us.

We and certain of our former officers are, and in the future, we or our officers and directors may become, the subject of legal proceedings, investigations and inquiries by governmental agencies with respect to the findings of the Internal Investigation and other matters, which could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.

Certain of our former officers are currently the subject of investigations and inquiries by the SEC and the U.S. Department of Justice (the “DOJ”) relating to the findings of the Internal Investigation and other matters, and we are cooperating fully with such investigations and inquiries. In the future, we or our officers and directors may become the subject of legal proceedings, investigations and inquiries by governmental agencies in various jurisdictions relating to the findings of Internal Investigation and other matters.

These investigations and inquiries and any other similar or related future legal proceedings, investigations or inquiries are subject to inherent uncertainties, and the actual costs to be incurred relating to these matters will depend upon many unknown factors. We are unable to predict the outcome of these legal proceedings, investigations and inquiries, and we could be forced to expend significant resources in the defense of these actions, and we may not prevail. Cooperating with as well as monitoring and defending against the legal actions is time-consuming for management and detracts from their ability to fully focus our internal resources on continuing to restart our business operations, which could result in delays in our anticipated recommencement plan. In addition, we have already incurred and may continue to incur substantial legal fees and costs in connection with these matters. We are also generally obligated, to the extent permitted by law, to indemnify our current and former directors and officers who are named in these and similar actions and do not have an effective director and officer liability insurance policy in place for our current officers and directors. We are not currently able to estimate the possible cost to us from these matters, as we cannot be certain how long they may take to resolve or the possible amount of any civil penalties or damages, if any, that we may be required to pay. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. Decisions adverse to our interests in these actions could result in damages, fines, penalties, consent orders or other administrative sanctions against the Company and/or our officers, or in changes to our business practices, among others, any of which could have a material adverse effect on our cash flow, results of operations and financial position.

Furthermore, publicity surrounding any such proceeding, investigation or inquiry or any enforcement action as a result thereof, even if ultimately resolved favorably for us, coupled with the intensified public scrutiny of our Company and certain of its practices, could result in additional investigations and legal proceedings. As a result, such proceedings, investigations and inquiries could have a material adverse effect on our reputation, business, financial condition, including our ability to raise new capital, cash flows and results of operations and could cause our securities to decline in value or become worthless.

We have been named as a defendant in a number of lawsuits filed by purchasers of our securities, including class action lawsuits that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

We have been named as a defendant in a number of lawsuits filed by purchasers of our securities, including class action lawsuits and will have to defend against such suits, including any appeals of such suits should our initial defenses be unsuccessful. We are currently unable to estimate the possible loss or possible range of loss, if any, associated with the resolution of these suits. In the event that our initial defenses of these suits are unsuccessful, there can be no assurance that we will prevail in any appeal.

We cannot predict the outcome of these lawsuits. The matters that led to our Internal Investigation and our financial restatement have exposed us to increased risks of litigation, regulatory proceedings and government enforcement actions. We and our current and former directors and officers may, in the future, be subject to additional litigation relating to such matters. Subject to certain limitations, we are obligated to indemnify our current and former directors and officers in connection with such lawsuits and any related litigation or settlements amounts. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our current or former directors and officers, could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees. An unfavorable outcome in any of these matters could result in significant damages, additional penalties or other remedies imposed against us, our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows. In addition, an unfavorable outcome in any of these matters could exceed coverage provided, if any, under potentially applicable insurance policies, which is limited. Following disclosure of the results of our Internal Investigation, we have had difficulties in obtaining desirable insurance coverage, or any insurance coverage, regarding legal proceedings, investigations and inquiries, and we cannot assure you with any certainty that we will be able to obtain such coverage in the future.

Matters relating to or arising from the restatement and the Internal Investigation, including adverse publicity and potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

We have been and could continue to be the subject of negative publicity focusing on the Internal Investigation and the restatement and adjustment of our financial statements, and we may be adversely impacted by negative reactions from our users, customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment, and the ability for us to be a long-term provider to our customers. Continued adverse publicity and potential concerns from our customers and business partners or others could harm our business and have an adverse effect on our financial condition.

In July 2022, we furloughed the majority of our employees and suspended our lottery game sales operations after determining that we did not have sufficient financial resources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As a result, we may not be able to continue as a going concern.

In July 2022, we furloughed the majority of our employees and ceased our operations after determining that we did not have sufficient financial resources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As of March 31, 2022, the Company owed approximately $1.4 million in outstanding payroll obligations, which amounts remain unpaid. Since our business is largely dependent on the efforts and talents of our employees, particularly our developers and engineers, and the provision of ongoing services to customers by our employees, the loss of these employees has and may continue to result in the inability of the Company to operate its business and technology, meet its obligations to customers, maintain key customer relationships and revenue, and fulfill its contractual obligations.

In order for the Company to restart its operations, it must raise sufficient capital to re-hire employees. Qualified employees may not be available for hire, and/or may require salaries or benefits in excess of what we paid persons in similar positions previously, due to among other things, our need to hire such persons away from their current jobs and the negative impact that the furlough has had on our reputation.

If we are not able to restart our operations, hire new employees, and obtain funding sufficient to support and restart our operations, we may be forced to permanently cease our operations, sell off our assets and operations, and/or seek bankruptcy protection, which could cause the value of our securities to become worthless.

These conditions, along with our current lack of material revenue producing activities, and significant debt, raise substantial doubt about our ability to continue as a going concern for the next 12 months. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. The financial statements included herein also include a going concern footnote.

We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

We need to raise capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. The most likely source of future funds presently available to us will be through future borrowings under the Loan Agreement (of which $1.25 million is still owed to us as of the date of this Amended Report and which may not be funded in the future) or through the sale of equity or debt. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings, similar to the Loan Agreement, may impose restrictions on the manner in which we conduct our business, including our ability to pay dividends. Additionally, lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. Obtaining additional financing involves certain risks, including:

●	additional equity or debt financing may not be available to us on satisfactory terms, if at all;

●	if we raise additional funds by issuing equity, equity-linked securities or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution;

●	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our Board;

●	we may not have sufficient funds to repay our debt, which could lead us to default on our obligations; and

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing.

If Woodford does not advance us amounts owed under the Loan Agreement and/or we are unable to raise additional funds, we may not be able to raise enough capital to recommence our operations and run our business. Consequently, we may be forced to curtail or even abandon our plan to recommence our operations and we may need to permanently cease our operations.

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we and our independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting as of December 31, 2021. As defined in the standards established by the U.S. Public Company Accounting Oversight Board, or PCAOB, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses as of December 31, 2021 identified include:

●	Lack of sufficient number of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions;

●	The fact that our policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively;

●	Deficiencies in the design and operations of the procedures relating to the timely closing of financial books at the quarter and fiscal year end; and

●	Incomplete segregation of duties in certain types of transactions and processes.

As a result of the material weaknesses, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2021.

We intend to implement measures to remediate the identified material weaknesses. Despite these efforts, no assurance can be provided that such remedial measures will be successful in fully resolving the deficiencies in our internal controls, including those identified by the Internal Investigation, will insulate us from the consequences of past disclosure inaccuracies, or will be successful in preventing inaccurate disclosures in the future. The Company also cannot predict whether, or to what extent, such remedial actions will impact its operations or financial results. See “Item 9A. Controls and Procedures— Material Weaknesses in Internal Control Over Financial Reporting (as restated).”

Further, there can be no guarantee that the Internal Investigation and subsequent inquiries revealed all instances of inaccurate disclosure or other deficiencies, or that other existing or past inaccuracies or deficiencies will not be revealed in the future. Our failure to correct these deficiencies or our failure to discover and address any other deficiencies could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares of common stock and warrants, may be materially adversely affected.

In addition, these deficiencies could cause investors to lose confidence in our reported financial information, limiting our access to capital markets, adversely affecting our operating results and leading to declines in the trading price of our shares of common stock and warrants. Additionally, ineffective internal controls could expose us to increased risks of fraud or misappropriation of corporate assets and subject us to further litigation and/or regulatory investigations and civil or criminal sanctions. We could also be required to further restate our historical financial statements.

As a public company, we are subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act, or Section 404, requires that we include a report from management on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. In addition, once we become an “accelerated filer” and cease to be a “smaller reporting company” as such terms are defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of a material weakness if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, as a public company, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to timely complete our evaluation testing and any required remediation.

During the course of documenting and testing our internal control procedures, in order to satisfy the requirements of Section 404, we may identify other weaknesses and deficiencies in our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Generally speaking, if we fail to achieve and maintain an effective internal control environment, it could result in future material misstatements in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. As a result, our businesses, financial condition, results of operations and prospects, as well as the trading price of our shares of common stock and warrants, may be materially and adversely affected.

The circumstances that led to the failure to file our annual report and quarterly reports on time, and our efforts to investigate, assess and remediate those matters have caused and may continue to cause substantial delays in our SEC filings.

Our ability to resume a timely filing schedule with respect to our SEC reporting is subject to a number of contingencies, including whether and how quickly we are able to effectively remediate the identified material weaknesses in our internal control over financial reporting. Our filing of our quarterly reports and annual report has been delayed and we cannot assure you we will be able to timely make our future filings.

In cases where we delay our filings, investors will need to evaluate certain decisions with respect to our shares of common stock and warrants in light of our lack of current financial information. Accordingly, any investment in our shares and/or warrants may involve a greater degree of risk than other companies who are current on their public filings. Our lack of current public information may have an adverse impact on investor confidence, which could lead to a reduction in our stock price or restrictions on our abilities to obtain financing in the public market, among others.

Business, Market & Economic Risks

Competition within the global entertainment and gaming industries is intense and if we fail to compete effectively, our users may be attracted to our competitors or to competing forms of entertainment including those on mobile devices and web applications, such as streaming, online gaming, esports, and online sports betting. If our offerings are not popular, we could experience price reductions, reduced margins, loss of market share, and our business, financial condition, and results of operations could be harmed.

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

In addition, the specific industries in which we have historically operated are characterized by dynamic consumer demand and technological advances, and there is intense competition amongst providers to the lottery, online gaming, sports betting, and promotions industries. Specifically, a number of established, well-financed third-party lottery application companies, online gaming providers, sports betting, and interactive entertainment companies have competed with our offerings, and other well-capitalized companies may introduce competitive services that achieve greater market acceptance. Such competitors may spend more money and time on developing and testing products, services, and systems, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies, or otherwise develop more commercially successful products, services, or systems than we are able, which could negatively impact our business. Furthermore, new competitors may enter the mobile lottery industry, and government lottery operators may introduce forms of online lottery gaming that compete with our services. There has also been, and continues to be, considerable consolidation among competitors in the entertainment, gaming, and lottery industries, and such consolidation, and future consolidation, could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings, and broaden their geographic scope of operations. If we are not able to achieve some market share, if our offerings are not popular, or if we are not able to provide competitive products, our business, financial condition, and results of operations could be harmed.

Economic downturns, inflation, and political and market conditions beyond our control could adversely affect our business, financial condition, and results of operations.

Our financial performance is subject to U.S. and global economic conditions and their impact on levels of spending by potential users and customers of our Platform and acquirers of our Data Service. Economic recessions, or other economic conditions such as rising inflation and interest rates, have had, and may continue to have, far reaching adverse consequences across many industries, including the global entertainment, lottery, sweepstakes and promotions, and gaming industries, which may adversely affect our business, financial condition, and results of operations. Tepid growth was experienced in the U.S. and globally following the financial crisis in 2008 through 2009, and there appears to be an increasing risk of a recession or inflationary economic impacts due to international trade and monetary policy, rising interest rates and inflation, and acts or threats of acts of war (including the ongoing war in Ukraine), along with other economic challenges. If the national and international economic recovery slows or stalls, these economies experience another recession, or any of the relevant regional or local economies suffers a downturn, or if inflationary effects accelerate, we may experience a material adverse effect on our business, financial condition, or results of operations.

In addition, changes in general market, economic, and political conditions in domestic and foreign economies or financial markets, including those resulting from, for example: the ongoing impact of the COVID-19 pandemic; rising interest rates and inflation; geopolitical challenges, including global security concerns in response to Russia’s continued war in Ukraine; financial and credit market instability or the unavailability of credit; and fluctuation in stock markets, may reduce users’, customers’, or subscribers’ disposable income and corporate budgets. Any one of these changes could have a material adverse effect on our business, financial condition, or results of operations and could cause the value of our securities to decline or become worthless.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, and results of operations.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including lottery play, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices and inflation, or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as purchasing lottery games through remote channels. Several factors relating to this economic downturn, including reductions in discretionary income due to changes in employment conditions, as well as customer preferences regarding discretionary spending habits, have caused and will likely continue to cause a reduction in consumer spending. As a result, fewer individuals may engage in gaming and lottery activities. The effect of a decrease in consumer spending on entertainment and leisure activities due to unfavorable market conditions could reduce the Company’s cash flows and revenues, and therefore have a material and adverse impact on our results of operations. As a result, we cannot ensure that demand for our offerings will remain constant or achieve our anticipated growth.

Adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in certain financial markets, increased interest rates and inflation, foreign exchange fluctuations, increased energy costs, acts or perceived threats of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment, or significant declines in stock markets, natural disasters, as well as concerns regarding pandemics, epidemics, and the spread of contagious diseases, could lead to a further reduction in discretionary spending on entertainment and leisure activities, such as lottery play and participation in sweepstakes. Any significant or prolonged decrease in consumer spending on entertainment or leisure activities could adversely affect the demand for our offerings, reducing our cash flows and revenues, and thereby materially harming our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

Negative events or negative media coverage relating to, or a declining popularity of, the lottery or lottery games in general, or other negative coverage relating to lottery, forms of online gaming or betting, or the gaming industry, may adversely impact our ability to retain or attract users, which could have an adverse impact on our business, financial condition, and results of operations.

Public opinion can significantly influence our business. Unfavorable publicity regarding, for example, us, members of our management and Board, our technology, our implementation of upgrades and changes to our technology, the quality of our Platform and its interfaces, our product offerings, our other services and systems, actual or threatened litigation or regulatory activity, the actions of third parties with whom we have relationships, our ability to recommence our business operations, or the conduct of the lottery authorities and the products they offer, including declining popularity of a particular lottery game or lottery games in general, could seriously harm our reputation. In addition, a negative shift in the perception of lottery games by the public or by politicians, lobbyists, or others could affect future legislation regarding the mobile purchase of lottery games from third-party providers, including with respect to the regulation or licensure of couriers, or with respect to the legalization of online lottery game sales (“Online Lottery”), either of which may impact our operations. Negative public perception could also lead to new restrictions on or to the prohibition of mobile lottery play in jurisdictions in which we currently operate. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our new players and established user base, and it could result in decreased revenue or slower user growth rates, which could seriously harm our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

Our future growth will depend largely on our ability to attract players and retain users, and the loss of our users, failure to attract new users in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, and results of operations.

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new players to our offerings, retain existing users of our offerings, and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing efforts, which may not make sense in terms of return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with the promotional activity of in-state and multi-state issued lottery games, to achieve our objectives. For paid marketing, we intend to leverage a broad array of advertising channels, which may include a combination of radio and social media platforms, such as Facebook, Instagram, and Twitter, affiliate marketing, paid and organic search engines, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around gaming and lottery, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may click through to our websites or download our application. If links to our websites or application are not displayed prominently in online search results, if fewer users click through to our websites or application, if our other digital marketing campaigns are not effective, or if the costs of attracting users using any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline, and our business, financial condition, and results of operations could be harmed and could cause the value of our securities to decline or become worthless.

In addition, our ability to increase the number of users of our offerings will depend on user adoption of playing lottery games remotely via a third-party application. Growth in the mobile and online lottery industry and the level of demand for and market acceptance of our product offerings is subject to a high degree of uncertainty. We cannot ensure that players will use our products or that the industry will achieve more widespread acceptance.

Additionally, as technological or regulatory standards change and we modify our offerings to comply with those standards, we may need users to take certain actions to continue playing, such as performing age verification and location checks or accepting new terms and conditions, including those regarding responsible gaming. Users may stop using our offerings at any time, including if the quality of the user experience or our support capabilities in the event of a user concern, does not meet their expectations or keep pace with the quality of the customer experience generally offered by competitive offerings. This could seriously harm our business, financial condition and results of operations and could cause the value of our securities to decline or become worthless.

Prior to the Operationally Cessation, Internet search engines drove traffic to our B2C Platform and our user growth could decline and our business, financial condition, and results of operations would be adversely affected if we fail to appear prominently in search results when we recommence operations.

Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google, Yahoo!, and Bing. The number of users we attract to our B2C Platform from search engines is due, in large part, to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our web-based properties may not be prominent enough to drive traffic, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective players. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our B2C Platform could adversely affect our business, financial condition and results of operations and could cause the value of our securities to decline or become worthless.

We may be unable to continue to use the domain names that we use in our business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.

We have registered domain names that we use in, or are related to, our business, most importantly www.lottery.com and sports.com. We believe our easily identifiable and definitional brands and domain names are one of our competitive strengths. If we lose the ability to use our domain names, especially www.lottery.com and sports.com, whether due to trademark claims, failure to renew applicable registrations, or any other cause, we may be forced to incur significant expense in order to attempt to purchase rights to the domain name in question, the failure of which would require us to market the relevant offerings under a new domain name, and we may be required to change our brand, which could cause us substantial harm and expense, and could negatively impact our business, financial condition, and results of operations. We may not be able to obtain preferred domain names outside the U.S. due to a variety of reasons. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, all of which could, in turn, adversely affect our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

We are subject to risks related to corporate social responsibility, responsible gaming, reputation, and ethical conduct.

Many factors influence our reputation and the value of our brands, including the perception held by our users, customers, business partners, investors, regulatory authorities, other key stakeholders, and the communities in which we operate, such as our social responsibility, corporate governance, and responsible gaming practices. We have faced, and will likely continue to face, increased scrutiny related to social, governance and responsible gaming activities, and our reputation and the value of our brands can be materially adversely harmed if we fail to act responsibly in a number of areas, such as diversity and inclusion, workplace conduct, responsible gaming, human rights, philanthropy, and support for local communities. Any harm to our reputation could impact employee engagement and retention, and the willingness of users, customers and partners to do business with us, which could have a materially adverse effect on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

Illegal, unethical or fraudulent activities perpetrated by any of our members of management or Board, users, customers, or partners for personal gain could expose us to potential reputational damage and financial loss, which would negatively impact our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

General Operational Risks

We have incurred net losses in the past with negative cash flows and recently suspended our operations and may not be able to generate and sustain profitability.

We have a history of incurring net losses and have suspended significantly all of our operations since July 2022. We may not be able to achieve or maintain profitability in the future. We experienced net losses of approximately $53. 0 million for the year ended December 31, 2021, and experienced net losses of approximately $5.81 million and $10.77 million for the years ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $148.2 million. While we have received some limited revenue since the Operational Cessation, we cannot predict when or whether we will be able to restart our operations and/or whether or not we will be able to reach profitability at any time in the future.

We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot ensure that these investments will result in substantial increases in our total revenue or improvements in our results of operations. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a public company. Once we restart our operations, any failure to increase our revenue or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

The Online Lottery market is still in relatively early stages of growth, and if such market does not continue to grow, grows slower than we expect, or fails to grow as we forecast, our business, financial condition, and results of operations could be adversely affected.

The Online Lottery market has grown rapidly since we launched our Platform in 2016, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. Our success will depend to a substantial extent on the willingness of users to purchase Online Lottery games, i.e., through mobile applications and web properties. If the public does not perceive these services as beneficial, or chooses not to use them as a result of concerns regarding security, safety, affordability, or for other reasons, whether as a result of incidents on our Platform or on our competitors’ applications or otherwise, or instead adopts alternative solutions that may arise, then the market for our Platform may not further develop, may develop slower than we expect, or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

Our business may be materially adversely affected if our products, technology, services, and solutions do not achieve and maintain broad market acceptance, if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards, and changing regulatory requirements, or if we do not invest in product and systems development and provide services that are attractive to our users and customers.

Our future business and financial success will depend on our ability to anticipate the needs of potential users and customers, to achieve and maintain broad market acceptance for our existing and future products, services, and systems, to successfully introduce new and upgraded products, services, and systems, and to successfully implement our current and future geographic expansion plans. To be successful, we must be able to quickly adapt to changes in technology, industry standards, and regulatory requirements by continually enhancing our technology, services, and solutions. Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes burdens on our internal teams, including management, compliance, and product development. These processes are costly, and our efforts to develop, integrate, and enhance our products, services, and systems may not be successful. In addition, successfully launching a new or upgraded product or expanding into a new jurisdiction will put additional strains on our financial, technology and marketing resources. Expanding into new markets and investing resources towards increasing the depth of our coverage within existing markets impose additional burdens on our research, systems development, sales, marketing, and general managerial resources. If we are unable to manage our expansion efforts effectively, obtain greater market share or obtain widespread adoption of new or upgraded products, services, and systems, we may not be able to offset the expenses associated with the launch and marketing of the new or upgraded products, services, and systems, which could have a material adverse effect on our financial results. If we introduce new or expand existing offerings for our business, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all.

If we are unable to develop new or upgraded offerings or decide to combine, shift focus from, or phase out a service, then our users or customers may choose a competitive offering over ours, our revenues may decline, and our profitability may be reduced. If we incur significant costs in developing new or upgraded systems, products or services, or combining and maintaining existing systems, if we are not successful in marketing and selling these new products or upgrades, or if our users or customers fail to accept these new or combined products, then there could be a material adverse effect on our results of operations due to a decrease of our revenues. If we eliminate or phase out a product and are not able to offer and successfully market and sell an alternative product, our revenue may decrease, which could have a material adverse effect on our results of operations.

Our future success will largely depend on our ability to make continuous improvements to provide products, services, and systems that are attractive to our users and customers. As a result, we will need to continually invest resources in product development and successfully incorporate and develop new technology. If we are unable to do so or otherwise provide products, services, and systems that users and customers want, then our users or customers may become dissatisfied and use competitors’ services. If we are unable to continue offering innovative products, services, and systems, we may be unable to attract additional users or customers or retain our existing users or customers, which could harm our business, results of operations, and financial condition and could cause the value of our securities to decline or become worthless.

Our results of operations may fluctuate due to seasonality and other factors and, therefore, our periodic operating results will not be guarantees of future performance.

Although lottery games are offered on a year-round basis, there is seasonality in lottery games purchasing that may impact our operations and operations of our customers. The broad geographical mix of our user and customer base also impacts the effect of seasonality, as users and customers in different territories typically place differing importance on different lottery games and those games often have different calendars. For example, some multi-state games can have occasional increasingly high jackpot opportunities, which increase user attention and ticket purchases, which further increases the jackpot. Such events may cause increases in our revenues. By contrast, low jackpot lottery games or periods in which there is little promotional activity connected to lottery games in general may negatively impact the purchase of lottery games. Such fluctuations and uncertainties may negatively impact our cash flows.

We may not be able to capitalize on trends and changes in the gaming and lottery industries, including due to the operational costs involved, the laws and regulations governing these industries, and other factors.

We participate in new and evolving aspects of the mobile gaming and lottery industries. Part of our strategy, when we have sufficient funding, is to take advantage of the liberalization of regulations covering these industries on a global basis. These industries involve significant risks and uncertainties, including legal, business, and financial risks. The fast-changing environment in these industries can make it difficult to plan strategically and can provide opportunities for competitors to grow their businesses at our expense. Consequently, our future results of operations, cash flows, and financial condition are difficult to predict and may not grow at the rates we expect.

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

In jurisdictions that authorize internet gaming, we may not be successful in offering our technology, content and services to internet gaming operators, because we expect to face intense competition from our traditional competitors in the gaming and lottery industries, as well as a number of other domestic and foreign competitors (and, in some cases, the operators themselves), many of which have substantially greater financial resources or experience in this area than we do.

Know-your-customer and geo-location programs and technologies supplied by third parties are an important aspect of certain internet and mobile gaming products, services, and systems, because they can confirm certain information with respect to players and prospective players, such as age, identity, and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of interactive and mobile wagering products, services, and systems. These programs and technologies are costly, and our use of them may have an adverse impact on our results of operations, cash flows, and our financial condition. Additionally, our products or services containing these programs and technologies may not be available to us on commercially reasonable terms, if at all, and may not perform accurately or otherwise in accordance with required specifications, all of which may have a negative impact on our business, results of operations, and financial condition and could cause the value of our securities to decline or become worthless.

Branding and Reputational Risks

Our business depends on a strong brand, and if we are not able to develop, maintain and enhance our brand and reputation, including as a result of negative publicity, our business and operating results may be harmed.

We believe that developing, maintaining and enhancing our brand and reputation is critical to achieving widespread acceptance of our products, services, and systems, attracting and retaining users and customers, persuading users and customers to adopt additional products, services, and systems, and hiring and retaining our employees.

We believe that the importance of our brand will increase as competition in the markets in which we participate further intensifies. Successful promotion of our brand will depend on a number of factors, including the effectiveness of our marketing efforts, our ability to provide high-quality, reliable, and cost-effective products, services, and systems, the perceived value of our products, services, and systems, and our ability to provide quality user and customer success and support experience. Brand promotion activities require us to make substantial expenditures. The promotion of our brand, however, may not generate user and customer awareness or increase revenue to the extent we anticipate, or at all, and any increase in revenue may not offset the expenses we incur in building and maintaining our brand.

Additionally, the reputational impact of our Board and management changes, the Operational Cessation and the events contributing thereto has not been quantified. It may require significant investment to restore the value in our brand, and the value of our brand may never return to prior levels and/or may be permanently reduced as a result of recent events.

We, our employees, our affiliates, and others with whom we have contractual relationships also use social media to communicate externally. There is a risk that this use of social media to communicate about our business may give rise to liability or result in public exposure of personal information of our employees, our users, or others, each of which could affect our revenue, business, results of operations, and financial condition.

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

Promoting awareness of our Platform is important to our ability to grow our business and to attract new users and customers in the future, which can be costly. We believe that much of the growth in the number of users of our B2C Platform prior to the Operational Cessation was attributable to our paid marketing initiatives. Our future marketing efforts may include a combination of bonus offerings, affiliate marketing programs, social media engagement, radio, video, podcasts, search engine optimization, and keyword search campaigns. Our marketing initiatives may become increasingly expensive and generating a meaningful return on these initiatives may become difficult. Even if we successfully increase revenue as a result of these marketing efforts, it may not offset the additional marketing expenses we incur. If our marketing efforts intended to help grow our business are not effective, we expect that our business, financial condition, and results of operations would be adversely affected.

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

Acts of fraud may involve various tactics, including collusion. Successful exploitation of our technology could have negative effects on our product offerings, services, and user experience and could harm our reputation. Failure to discover such acts or schemes in a timely manner could result in harm to our operations. In addition, negative publicity related to such schemes could have an adverse effect on our brand and reputation, potentially causing a material adverse effect on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless. In the event of the occurrence of any such issues with our existing technology or product offerings, substantial engineering and marketing and other resources, and management attention, may be diverted from other projects and requirements to correct these issues, which may delay other projects and the achievement of our strategic objectives.

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

We may be liable for these acts of fraud. For example, under current payment card industry practices, we may be liable for use of funds on our products with fraudulent payment card data, even if the associated financial institution approved the transaction. Despite measures we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our offerings, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action that may include fines and penalties, and lead to expenses, all of which could adversely affect our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

Our growth prospects may suffer if we are unable to develop successful offerings or if we fail to pursue additional offerings. In addition, if we fail to make the right investment decisions in our offerings and technology, we may not attract and retain key users and customers and our revenue, business, financial condition, and results of operations may decline.

The industry in which we operate is subject to rapid and frequent changes in standards, technologies, products, and service offerings, as well as in consumer demands and expectations and regulations. We must continuously make decisions regarding which offerings and technology we should invest in to meet user and consumer demand in compliance with evolving industry standards and regulatory requirements, and to grow we must continually introduce and successfully market new and innovative technologies, offerings, and enhancements to remain competitive and effectively stimulate user and customer demand, acceptance, and engagement. Our ability to engage, retain, and increase our user and customer base and to increase our revenue will depend heavily on our ability to successfully create new offerings, both independently and together with third parties. We may introduce significant changes to our existing technology and offerings or develop and introduce new and unproven products, services, and systems, any of which we may have little or no prior development or operating experience. The process of developing new offerings and systems is inherently complex and uncertain, and new offerings may not be well received by users, even if well-reviewed and of high quality. If we are unable to develop technology and products, services, and systems that address users’ needs or enhance and improve our existing technology and offerings in a timely manner, it could have a material adverse effect on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

Although we intend to continue investing in our research and development efforts to the extent we have sufficient funds to do so, if our new or enhanced offerings fail to engage our users or customers, we may fail to attract or retain users or customers or to generate sufficient revenue, operating margin, or other value to justify our investments, any of which may seriously harm our business. In addition, management may not properly ascertain or assess the risks of new initiatives, and subsequent events may alter the risks that were evaluated at the time we decided to execute any new initiative. Creating additional offerings can also divert our management’s attention from other business issues and opportunities. Even if our new offerings attain market acceptance, those new offerings could exploit the market share of our other product offerings or share of our users’ wallets in a manner that could negatively impact such offerings. Furthermore, such offering expansion will increase the complexity of our business and place an additional burden on our management, operations, technical systems, and financial resources, and we may not recover the often-substantial up-front costs of developing and marketing new offerings or recover the opportunity cost of diverting management and financial resources away from other offerings. In the event of continued growth of our operations, products, or in the number of third-party relationships, we may not have adequate resources, financially, operationally, technologically, or otherwise, to support such growth and the quality of our technology, offerings, or our relationships with third parties could suffer. In addition, failure to effectively identify, pursue, and execute new business initiatives, or to efficiently adapt our processes and infrastructure to meet the needs of our innovations, may adversely affect our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless. Any new offerings may also require our users to utilize new skills to use our offerings. This could create a lag in adoption of new offerings and new user additions related to any new offerings. To the extent that future users, including those in older demographics, are less willing to invest the time to learn to use our products, and if we are unable to make our products, services, and systems easier to learn to use, our user growth or engagement could be affected, and our business could be harmed. We may develop new products, services and systems that increase user engagement and costs without increasing revenue.

Additionally, we may make bad or unprofitable decisions regarding these investments. If competitors offer more attractive offerings, we may lose users or users may decrease their spending on our offerings. Changing player demands, superior competitive offerings, evolving industry standards, or changes in the regulatory environment could render our existing offerings unattractive, unmarketable, or obsolete and require us to make substantial unanticipated changes to our technology or business model. Our failure to adapt to a rapidly changing market or evolving user and customer demands could harm our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

Any failure to offer high-quality user support may harm our relationships with users and could adversely affect our reputation, brand, business, financial condition, and results of operations.

Our ability to attract and retain qualified support personnel is dependent in part on the ease and reliability of our offerings, including our ability to provide high-quality support. Users on our Platform have and will continue to depend on our support organization to resolve any issues relating to our offerings, such as technical questions around how to use our app and web-based properties or information regarding our Data Services. Our ability to provide effective and timely support when operations resume will be largely dependent on our ability to attract and retain service providers who are qualified to support users and sufficiently knowledgeable regarding our offerings. As we restart our business and reintroduce and improve our offerings, we will face challenges related to providing quality support services at scale. As users in new domestic and international jurisdictions acquire our services, our support organization will face additional challenges, including those associated with delivering support in languages other than English. The complex employment market and low unemployment rates may impact the availability of service providers and as a result, our ability to provide effective and timely support and an increase in response time. Any failure to provide efficient user support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

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

Our technology infrastructure is critical to the performance of our offerings and to user and customer satisfaction. We have devoted and expect to continue to devote significant resources to network and data security to protect our systems and data and aim to make our operations and our solutions more streamlined, automated, and cost-effective. Despite our expenditures, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. The measures we take may not be sufficient to prevent or hinder cyber-attacks and protect our systems, data, and user and customer information and to prevent outages, data, or information loss, fraud, and to prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions have not had a material impact on us; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.

Additionally, our application and web-based products may contain errors, bugs, flaws, or corrupted data, and these defects may only become apparent after their launch. If a particular product offering is unavailable when users or customers attempt to access it or navigation through our offerings is slower than they expect, users may be unable to timely acquire their lottery games and may be less likely to use our Platform again, if at all. Furthermore, programming errors, defects, and data corruption could disrupt our operations, adversely affect the experience of our users or customers, harm our reputation, cause our users to stop utilizing our offerings, divert our resources, and delay market acceptance of our offerings, any of which could result in liability to us or harm our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

If our user and customer base and engagement grows, and the amount and types of offerings we provide grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to satisfy our users’ and customers’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user or customer experience or increase our costs. As such, we could fail to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies, or other catastrophic events.

We believe that if our users or customers have a negative experience with our offerings, or if our brand or reputation is negatively affected, users and customers may be less inclined to utilize our products and services or to recommend our offerings to other potential users and customers. As such, a failure or significant interruption in our service could harm our reputation, business, financial condition, and operating results.

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

In addition, any party who is able to illicitly obtain access to a user’s account could access the user’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network, and information systems security and other laws and cause significant legal and financial exposure, adverse publicity, negative impact to our brand and reputation, and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless. We plan to continue to devote significant resources to protect against security breaches or we may need to in the future to address problems caused by breaches, including notifying affected users in accordance with regulatory requirements and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.

Because we maintain certain information about our users, we are subject to various privacy laws both in the U.S. and internationally. Our failure to comply with such laws could expose us to penalties, fines, and litigation, and it could adversely impact our reputation and brand, any of which could adversely affect our business.

We are subject to various privacy laws in the U.S. and internationally and we expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act of 2018, which went effective January 1, 2020 and the California Consumer Privacy Rights Act (“CCPA”), which went effective on January 1, 2023, which impose obligations for the handling, disclosure and deletion of personal information for California residents. Virginia and other states have enacted, or are considering enacting, data privacy laws similar to the CCPA. Certain of these laws, including the CCPA also requires companies to give residents the ability to opt out of the sale of their personal information and creates potential liability for companies that fail to take adequate steps to protect personal information where that failure results in a data breach.

In the European Union, the General Data Protection Regulation (the “GDPR”) significantly expanded the rules on using personal data and increased the risks of processing personal data. Some of the new requirements include:

●	accountability and transparency requirements, which require those who control data to demonstrate and record compliance and provide certain detailed information to users regarding the ways in which data is used and processed;

●	enhanced data consent requirements, which includes “explicit” consent with regard to information the regulation classifies as sensitive data;

●	obligations to consider data privacy as new products, services and systems are developed, including ways to limit accessibility of data as well as the amount of information collected, processed, and stored;

●	constraints on using data to profile users;

●	obligations to provide users with personal data in a usable format on request and to erase personal data in certain circumstances; and

●	reporting to data protection authorities of potential breaches without undue delay (72 hours, where feasible).

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

Our business depends on users’ access to our offerings via a mobile device or personal computer and the Internet. We may operate in jurisdictions that provide limited data or Internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of consumers’ ability to access our offerings. In addition, the Internet infrastructure that we and our users rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed and availability of our offerings. Any such failure in Internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

We operate in a rapidly evolving industry and if we fail to successfully develop, market, or sell new products or adopt new technology platforms, it could materially adversely affect our business, results of operations, and financial condition.

Our Platform and other software products are in a market characterized by rapid technological advances, evolving standards in software and hardware technology, and frequent new product introductions and enhancements that may render existing products, services, and systems obsolete. Competitors are continuously upgrading their product offerings with new features, functions, and content. In addition, we may be required to refine our software and technology platform to address regulatory changes in the markets in which we operate or plan to operate. In order to become competitive, we may need to periodically modify and enhance our technology platform and service offerings.

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

Developing, enhancing and localizing software is expensive, and the investment in product development may involve a long payback cycle. However, we believe that we must dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, funding for such development efforts may not be available on favorable terms if at all, and we may not receive significant revenue from these investments for several years, if at all. In addition, as we or our competitors introduce new or enhanced offerings, the demand for our offerings, may decline.

We may not timely and effectively scale and adapt our technology and network infrastructure to ensure that our Platform is accessible, which would adversely affect our business, reputation, financial condition, and results of operations.

Once it becomes operational, we expect to make significant investments to improve the availability of our Platform and to enable rapid releases of new features and services, funding permitting. However, it may become increasingly difficult to maintain and improve the availability of our Platform, especially during peak usage times and as our Platform becomes more complex and if our user and customer traffic increases. If our Platform is unavailable when users and customers attempt to access it or it does not respond as quickly as they expect or it experiences capacity constraints due to an overwhelming number of users or customers accessing our Platform simultaneously, users or customers may seek other offerings, and may not return to our Platform as often in the future, or at all. This would adversely affect our ability to attract users and customers and decrease the frequency with which they use our Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, or develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, reputation, financial condition, and results of operations would be adversely affected.

Our Platform may be vulnerable to risks, both foreseen and unforeseen, arising from the new and untested nature of distributed ledger technology.

Prior to the Operational Cessation, our Platform utilized distributed ledger technology by preserving a cryptographic ledger of the user identification, draw identification, ticket identification, and game numbers into an immutable ledger. The distributed ledger was append-only and kept a complete record of all changes to the provided data that could not be deleted, modified, or overwritten. Distributed ledger technology is a relatively new, untested and evolving technology. Accordingly, the further development and future viability of this technology is generally uncertain, and practical and ideological challenges, both known and unknown, may prevent its further development or integration into the Platform.

Regulatory and Compliance Risks

A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.

State and federal laws in the U.S. govern and, in some cases, limit our business practices. For example, the Interstate Wagering Amendment to 18 U.S.C. § 1301 (the “Interstate Wagering Amendment”) limits our ability to purchase lottery games for a user located in one state from a lottery authority located in another state, except under certain limited circumstances, such as where the lottery authorities in the respective states allow the sales. Therefore, for our users located within the U.S., we only purchase lottery games for users geolocated to be physically situated within the U.S. state or jurisdiction where the lottery game they are purchasing is being conducted, unless an exception were to be authorized by the applicable lottery authorities.

In addition, our business is subject to extensive regulation by multiple domestic and foreign governmental authorities and the laws and regulations governing companies conducting sweepstakes and lottery related operations on the Internet and over mobile networks and purchasing of lottery tickets on behalf of others. Such laws and regulations within U.S. and international jurisdictions are subject to change and the effect of such changes on our ongoing and potential operations cannot be predicted with certainty. Governmental authorities continually evaluate a wide range of issues that impact the mobile and online lottery and gaming industries. As a result, a jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.

There have been several proposed state and federal bills to prohibit or restrict interactive or online lottery sales, some of which have been successful. For example, in 2015, the Minnesota legislature passed an amendment to the state’s lottery law prohibiting the sale of scratch lottery tickets over the Internet. In another case, the California legislature failed to pass assembly bill 1479 which would have regulated lottery courier operations, leaving the status of couriers in a legal grey area. In certain jurisdictions, the sale of lottery tickets through couriers is expressly unlawful. For example, it is a Class 1 misdemeanor to operate a lottery ticket courier service within the Commonwealth of Virginia. Laws restricting the sale of lottery tickets via the Internet, through mobile networks or by courier, or that otherwise materially impact our operations, including those relating to sweepstakes, may be proposed or passed in the future at either the federal or state level or by international governments. For example, in April 2023, the Texas State Senate passed Senate Bill 1820 (the “Texas Bill”), which would, among other things, prohibit online lottery gaming and the use of courier services in Texas. As of the date of this Amended Report, the Texas Bill is under review of the Texas State House of Representatives. If the Texas Bill is enacted into law as drafted, the new rules would be implemented by January 1, 2024. Any proposal or passage of such laws may reduce our revenues or require us to expend a significant amount of our funds and resources and incur additional legal and other expenses, thereby creating a material adverse effect on us or our results of operations, cash flow, or financial condition.

Changes in the executive branches of government at the state and federal level as well as internationally, may affect policies on lotteries and mobile gaming. For example, variations in the interpretation of The Federal Wire Act of 1961 (the “Wire Act”) by the Office of Legal Counsel (the “OLC”) of the Department of Justice (the “DOJ”) has had a material impact on the online gaming and lottery industry within the U.S. For more information, see “— If there is a final determination on the applicability of the Wire Act to our operations and it is determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated, which may have a material adverse effect on our business, financial conditions, and results of operations.” We have and may from time to time in the future retain government affairs specialists in domestic and international jurisdictions to advise elected and appointed officials regarding our perspectives on legislation and regulations related to lottery and other aspects of our business, to monitor such legislation and regulations, and to otherwise provide us with advice regarding our relations with such officials. Such efforts, however, may not be successful in whole or in part and the change of such laws or policies could have a material adverse effect on us or our results of operations, cash flow, or financial condition.

While we believe that we are in compliance with all material domestic and international laws and regulatory requirements applicable to our business, we cannot ensure that our activities or the activities of those third parties with whom we do business will not become the subject of regulatory or law enforcement proceedings. Further, lottery regulatory associations, including the Multi-State Lottery Association (the “MUSL”), and certain lottery entities both domestically and internationally exercise significant authority regarding the means and manner in which the lottery and its products are marketed and sold as well as the equipment, technology and services deployed by retailers and resellers of such lottery products. While we believe we are in compliance with all such applicable requirements, our activities or the activities of those third parties with whom we do business may become the subject of further inquiries, investigations or enforcement proceedings by such authorities or entities. Any such proceeding by regulatory or law enforcement or associations or entities may have a material adverse effect on us or our results of operations, cash flow, or financial condition.

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

On September 15, 2022, the United States District Court for the District of Rhode Island entered an order siding with the First Circuit’s interpretation of the Wire Act, and holding that “the Wire Act applies only to ‘bets or wagers on any sporting event or contest.’”

Notwithstanding the above, currently, there is no definitive ruling from the U.S. Supreme Court on the issue, and the courts in other U.S. Circuits might take a different position. Because many of the Company’s operations occur outside the jurisdiction of the First Circuit and the Fifth Circuit, and because the First Circuit did not set aside the 2019 Opinion, we are still monitoring the potential impact of the 2019 Opinion on our business. If courts outside the First Circuit, Fifth Circuit or the U.S. Supreme Court take a different position on the applicability of the Wire Act to our operations, the Wire Act may have a material adverse effect on our business, financial conditions, and results of operations. In particular, should it ultimately be determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated. Further, in such event, the DOJ or other federal regulatory authorities may determine that the manner in which we operate our technology is deemed to be interstate or foreign commerce and accordingly a violation of such interpretation of the Wire Act. Either event could have a material adverse effect on us or our results of operations, cash flow, or financial condition, could force us to cease our operations (if any), seek bankruptcy protection, and could further subject us to litigation, fines and penalties.

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

If the Interstate Wagering Amendment is interpreted or applied to prohibit transmissions to foreign countries, however, it could have a negative impact on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless. Additionally, reinterpretation of the Wire Act to prohibit transmissions of information to foreign countries for the purpose of procuring such tickets could also negatively impact our business. For more information, see “Regulatory and Compliance Risks — If there is a final determination on the applicability of the Wire Act to our operations and it is determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated, which may have a material adverse effect on our business, financial conditions, and results of operations.”

Our business model and the conduct of our operations may have to vary in each U.S. jurisdiction where we do business to address the unique features of applicable law to ensure we remain in compliance with that jurisdiction’s laws. Our failure to adequately do so may have an adverse impact on our business, financial condition, and results of operations.

Lottery laws vary among U.S. jurisdictions. This means that our business model and the conduct of our operations may have to vary in each jurisdiction where we do business to ensure we remain in compliance with applicable laws. For example, some jurisdictions prohibit lottery ticket courier services, while some jurisdictions in the U.S. prohibit charging certain fees to the user, and further still, some jurisdictions require us to be licensed or registered, which will require us to incur certain costs in connection with the licensing or registration process. In each U.S. jurisdiction, we may be required to structure our business model and conduct our operations differently to address the unique features of applicable law.

Many of the U.S. jurisdictions in which we have historically done business or anticipate doing business in the future require that lottery game tickets be sold only by licensed retailers and prohibit sale or resale of lottery tickets at prices in excess of the purchase price designated by the applicable regulatory authority. Because lottery tickets are typically considered bearer instruments, we can purchase tickets on behalf of our users and customers and charge certain service fees within the limits of the applicable laws in each U.S. jurisdiction. In most cases, with Virginia being a notable exception, the laws do not specifically prohibit users from engaging our services to purchase lottery tickets on their behalf. However, certain types of fees are prohibited in certain jurisdictions. For example, Pennsylvania prohibits “any fee associated with the acquisition or transportation of lottery tickets or shares” and Illinois law prohibits service charges, handling fees or other costs added to the established price of a ticket. In those states and other states with similar prohibitions, we will need to structure our business model to comply with the relevant laws while still endeavoring to operate profitably.

If a U.S. jurisdiction prohibits our services, imposes onerous licensing or regulatory requirements, or imposes restrictions on the fees we charge, either by enacting new statutes or regulations or by reinterpreting existing statutes and regulations, such restrictions and requirements could have a material adverse effect on our results of operations, cash flow, or financial condition, force us to change our operations in that state, or cease operations in that state altogether.

In some jurisdictions our key executives, certain employees, or other individuals related to our business may be subject to licensing or compliance requirements. Failure by such individuals to obtain the necessary licenses or comply with individual regulatory obligations, could cause our business to be non-compliant with such obligations, or imperil our ability to obtain or maintain licenses that may be necessary for the conduct of our business. In some cases, the remedy to such a situation may require the removal of a key executive or employee and the mandatory redemption or transfer of such person’s equity securities.

We currently hold a license issued by the Texas Lottery Commission to conduct the retail sale of lottery tickets in the State of Texas. We may determine or be required to secure additional licenses from other regulatory authorities with jurisdiction over lottery operations in new markets in which we contemplate expansion. Such licensure may impose additional obligations on us and our operations, which may include continuous disclosure to and an investigation by the applicable regulatory authority into the financial stability, integrity and business experience of the Company, its affiliates, and their respective significant stockholders, directors, officers, and key employees. In markets in which we have not previously operated or in newly regulated markets, licensing regimes may impose licensing requirements or conditions with which we have not previously been required to comply, which may include locating technical infrastructure within the relevant territory, establishing real-time data interfaces with the regulatory authority, implementing consumer protection, responsible gaming and privacy measures, or additional approvals or certifications of our technology, all of which may present operational challenges and material costs, and any of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.

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

We plan to continually develop internal compliance programs and requirements in an effort to ensure that we comply with legal requirements imposed in connection with our activities and generally applicable to all publicly traded companies, however, we cannot ensure that they will prevent the violation of one or more laws, which may have an adverse impact on our business, financial condition, and results of operations.

We plan to continually develop internal compliance programs in ongoing efforts to ensure our compliance with legal requirements imposed in connection with our business activities and with legal requirements generally applicable to all publicly traded companies. While we are firmly committed to full compliance with all applicable laws, and plan to continue to establish appropriate procedures and policies, we cannot ensure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us, an employee, a customer or an affiliate will not result in the imposition of a monetary fine or suspension or revocation of one or more of our governmental licenses, findings of suitability, registrations, permits and approvals, which could have a material adverse effect on us or on our results of operations, cash flow, or financial condition.

While we are confident that we will face additional regulatory requirements as we expand, we cannot predict the effect of future regulatory requirements to which our operations might be subject or the manner in which such requirements might be enforced. The compliance policies and procedures we implement may not always be followed at all times by directors, management, employees, agents, partners and other related parties, whether through neglect or intention. Our policies and procedures have not and may not effectively detect and prevent violations of applicable laws by one or more of our directors, management, employees, agents, partners, customers, affiliates, or other related or third parties. As a result, we and/or our directors, management, employees, agents, partners, customers, affiliates, or other related or third parties could be subject to investigations, criminal and civil penalties, sanctions and/or other enforcement measures that in turn could have a material adverse effect on our results of operations, cash flow, or financial condition.

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

We are committed to compliance with the underage and responsible gaming requirements set forth in the domestic and international statutes and regulations in the jurisdictions in which we do business and, as applicable, that govern our operations. We take our corporate responsibility to our users, customers and the regulators in the jurisdictions in which we operate very seriously and are focused on maintaining a safe and responsible gaming environment. We will continue to evaluate and develop our technology to meet the statutory requirements regarding responsible gaming and self-exclusion as well as our own self-imposed objectives regarding corporate social responsibility, as demonstrated by our ongoing compliance objectives and policies.

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

Our operations and our growth plans, including in connection with our intent to expand into new markets and undertake strategic acquisitions when we have sufficient funding to do so, may bring our officers, directors, employees, and representatives into contact with “foreign officials” responsible for issuing or renewing governmental licenses, findings of suitability, registrations, permits and approvals, or for otherwise enforcing governmental regulations and requirements. In our contact with such foreign officials, we are required to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which include the U.S. Foreign Corrupt Practices Act (the “FCPA”), and the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), as well as corresponding laws and regulations of the other countries where we do business. The FCPA, the U.K. Bribery Act, and other applicable laws prohibit us and our officers, directors, employees, and business partners acting on our behalf, from corruptly offering, promising, authorizing, or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. Our operations, trade practices, investment decisions, and partnering activities may be restricted as a result.

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

As a result of our undertaking certain payment transactions on behalf of certain of our users, including receiving payment card information and processing payments, we have been subject and may continue to be subject to or we may voluntarily comply with a number of rules, laws and regulations relating to privacy and information security, electronic fund transfers, payment services and convenience fees. If we were found to be in violation of applicable rules, laws and regulations, we could be subject to additional liability, including card association and governmental fines or other sanctions, and we could be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals.

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

Federal tax rules generally require payers to report payments to unrelated parties to the Internal Revenue Service. In the event of our failure to comply with such reporting obligations, due to failure in the application of our judgment in evaluating our obligations, our effective compliance with our internal process and its execution, or with respect to the process and manner in which we calculate and remit amounts due and owing to taxing authorities timely or at all, could subject us to brand and reputational damage, fines, penalties, and other financial liability, any of which could harm our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

In certain instances, we have collected and remitted applicable withholding taxes in the claims and redemption process. Regulatory and tax authorities may raise questions about, or challenge or disagree with, this practice, or in the application of our judgment in evaluating our obligations, our effective compliance with our internal process and its execution, or with respect to the process and the manner in which taxes are calculated, remitted and withheld as a result. A successful assertion by one or more regulatory or tax authorities requiring us to alter our practice could result in brand and reputational damage, fines, penalties and other financial liability, or discourage our users and commercial partners from using our Platform, any of which could harm our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

Human Capital Risks

Our success will depend on our ability to hire employees in the future. Recruitment and retention of these individuals is vital to growing our business and our business plans. The loss of any of our key executives or other key employees could harm our business.

We currently have nine employees who manage and operate our business, including our Chief Executive Officer, Mark Gustavson. While we have experienced significant turnout of our executive officers in the past year, we expect that the leadership of our current key executives and employees will be a critical element of our success in the future. The departure, death or disability of any one of our executive officers or employees or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business.

In addition, our failure to re-hire employees in the future will limit our ability to restart our business operations and earn revenue. Certain employees have made significant contributions to our growth and success. We believe our success and our ability to compete and grow following the Operational Cessation will depend in large part on the efforts and talents of our future employees and on our ability to retain highly skilled personnel. The competition for these types of personnel is intense and we compete with other potential employers for the services of our employees. As a result, we may not succeed in hiring and retaining the executives and other key employees that we need. Employees, particularly developers and engineers, are in high demand, and we will need to devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees, including significant financial resources, which we may not have. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future. In addition, the loss of future employees or the inability to hire skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

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

Illegal, improper, or otherwise inappropriate activities by our couriers, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our Platform or individuals who are intentionally impersonating users or couriers or the activities of couriers while purchasing lottery game tickets, may occur, which could adversely affect our reputation, brand, business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless. These activities may include attempted theft, unauthorized use of payment card or financial account information, user identity theft, theft of lottery games, and other misconduct. Such activities may result in injuries or damage for users and third parties, or business interruptions, reputational and brand damage, or other significant liabilities for us.

While we have implemented various measures intended to anticipate, identify, and address the risk of these types of activities, these measures may not adequately address or prevent all illegal, improper, or otherwise inappropriate activity by these parties from occurring and such conduct could expose us to liability, including through litigation, or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper, or otherwise inappropriate activities, such as our requirement that all couriers undergo a background check, are too restrictive and inadvertently prevent couriers and users otherwise in good standing from using our Platform, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and engagement of the number of couriers and users on our Platform and their use of our Platform could be adversely affected. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

Risks Relating to our Dependence on Third Parties

Our business model depends upon the compatibility between our B2C Platform and the major mobile operating systems and upon third-party platforms for the distribution of our product offerings. If Google Play or the Apple App Store or other mobile download sites prevent users from downloading our apps or if our advertising is blocked or rejected from being delivered to our users, our ability to grow our revenue, profitability, and prospects may be adversely affected.

When operational, our users access our B2C Platform product offerings on mobile devices and web applications, and accordingly, our business model depends upon the compatibility between our application and the major mobile operating systems. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to download applications or access specified content on mobile devices.

In addition, when operational, we rely upon third-party platforms for distribution of our product offerings. The Google Play store and Apple App Store are global application distribution platforms and have been the main distribution channels for our application. As such, the promotion, distribution and operation of our application are subject to the respective distribution platforms’ standard terms and policies for application developers, which are very broad and subject to frequent changes and interpretation. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers.

There is no guarantee that popular mobile devices will support or feature our product offerings when operational, or that mobile device users will continue to use our product offerings rather than competing products. We are dependent on the interoperability of our technology with popular mobile operating systems, technologies, networks and standards that we do not control, such as the Android and iOS operating systems, and any changes, bugs, technical or regulatory issues in such systems, our relationships with mobile manufacturers and carriers, or in their terms of service or policies that degrade our offerings’ functionality, reduce or eliminate our ability to distribute our offerings, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges related to delivering our offerings, could adversely affect our product usage and monetization on mobile devices.

Furthermore, we may not successfully cultivate relationships with key industry participants or develop product offerings that operate effectively with these technologies, systems, networks, regulations, or standards. If it is difficult for our users to access and use our offerings on their mobile devices, if our users choose not to access or use our offerings on their mobile devices, or if our users choose to use mobile products that do not offer access to our offerings, our user growth, retention, and engagement could be seriously harmed. In addition, if any of the third-party platforms used for distribution of our product offerings were to limit or disable advertising on their platforms, either because of technological constraints or because the owner of these distribution platforms wished to impair our ability to serve ads on them, our ability to generate revenue could be harmed. Also, technologies may be developed that can block the display of our ads. These changes could materially impact the way we do business, and if we or our advertising partners are unable to quickly and effectively adjust to those changes, there could be an adverse effect on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

We rely on third-party providers for validation services regarding our users, and if such providers fail to perform adequately, provide inaccurate information, or we do not maintain business relationships with them, our business, financial condition, and results of operations could be adversely affected.

We have relied and expect to rely in the future on third-party providers to assist in some or all of the required validation of the identity, verification of the age, or geo-location of our prospective users, however, there is no guarantee that such third-party systems will perform adequately, or at all, or be effective. To the extent that we rely on third parties for our identity, age, or geolocation systems to ensure that we are in compliance with certain laws and regulations, any service disruption to those systems would prohibit us from operating our offerings and would adversely affect our business. Additionally, incorrect or misleading geolocation, age, and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our offerings, in each case based on inaccurate identity or geographic location determination. When operational, our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. When operational, changes, disruptions, or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our users. Moreover, our inability to maintain our contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation, age and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition, and results of operations could be adversely affected.

We rely on third-party payment processors to process payments and withdrawals made by our users, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition, and results of operations could be adversely affected.

When operational, we rely on a limited number of third-party payment processors to process payments and withdrawals made by our users. If any of our third-party payment processors terminates its relationship with us or refuses to renew their agreements with us on commercially reasonable terms, we would need to find an alternate payment processors, and may not be able to secure similar terms or replace such payment processors in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept payments or other payment transactions or make timely payments to our users, any of which could make our technology less trustworthy and convenient and adversely affect our ability to attract and retain our users.

Nearly all of our payments have been made by credit card, debit card, automated clearing house transaction, or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our users and customers, including with respect to money laundering, money transfers, privacy, and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our users and customers. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.

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

Although we monitor our use of open-source software to avoid subjecting our technology to conditions we do not intend, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our technology. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate open-source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our technology will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our technology, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

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

Risks Relating to Future Growth

Our strategy anticipates substantial growth, and if we fail to adequately scale product offerings and manage our entry into new territories, our business and reputation may be harmed.

Our business strategy contemplates substantial growth in our user and customer base, and a strategy to capture a larger share of a dynamic lottery market and shifting demographic, primarily in the U.S. but internationally as well. Our growth has previously placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

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

Our capacity for growth depends, in part, on our ability to expand our operations into, and compete effectively in, new local entertainment, gaming and Online Lottery markets. It may be difficult for us to understand and accurately predict consumer preferences and spending habits in these new local markets. In addition, each market has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate. In addition, each market is subject to distinct competitive and operational dynamics. These include our ability to offer more attractive products, services and systems than alternative options and our ability to efficiently attract and retain users and customers, all of which affect our sales, results of operations, and key business metrics. As a result, we may experience fluctuations in our results of operations due to the changing dynamics in the local markets where we operate. If we invest substantial time and resources to expand our operations and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected.

International Operations Risks

The international scope of our operations may expose us to increased legal and regulatory risks, and our international operations and corporate and financing structure may expose us to potentially adverse tax consequences.

We have international operations, including in Mexico as a result of the closing of our acquisition in June 2021 of Global Gaming Enterprises, Inc., which is a majority stockholder of Electronicos y de Comunicacion, S.A.P.I de C.V. and JuegaLotto, S.A. de C.V. Accordingly, our business is subject to risks resulting from differing legal and regulatory requirements, political, social and economic conditions, and unforeseeable developments in a variety of jurisdictions. Our international operations are subject to the following risks, among others:

●	political instability;

●	international hostilities, military actions, wars, terrorist or cyber-terrorist activities, natural disasters, pandemics, and infrastructure disruptions;

●	differing economic cycles and adverse economic conditions;

●	unexpected changes in regulatory environments and government interference in the economy, including lottery and gaming, data privacy and advertising laws and regulations;

●	changes to economic and anti-money laundering sanctions, laws and regulations;

●	varying tax regimes, including with respect to the imposition of withholding taxes on remittances and other payments by our partnerships or subsidiaries;

●	differing labor regulations;

●	foreign exchange controls and restrictions on repatriation of funds;

●	fluctuations in currency exchange rates;

●	inability to collect payments or seek recourse under or comply with ambiguous or vague commercial or other laws;

●	insufficient protection against product piracy and rights infringement and differing protections for intellectual property rights;

●	varying attitudes towards lottery games and betting by foreign governments;

●	difficulties in attracting and retaining qualified management and employees, or rationalizing our workforce;

●	differing business practices, which may require us to enter into agreements that include non-standard terms; and

●	difficulties in penetrating new markets due to entrenched competitors, lack of recognition of our brands or lack of local acceptance of our products, services and systems.

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

Due to our international operations, a portion of our business is denominated in foreign currencies. As a result, fluctuations in foreign currency and exchange rates may have an impact on our business, results of operations and financial position. Foreign currency exchange rates have fluctuated and may continue to fluctuate. Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn would affect our consolidated revenue. Currencies may be affected by internal factors, general economic conditions and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the respective local currency may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

Intellectual Property Risks

If we are unable to protect our intellectual property and proprietary rights or prevent its unauthorized use by third parties, our ability to compete in the market or our business, financial condition, and results of operations may be harmed.

We have and continue to seek to protect our intellectual property to ensure that our competitors do not use such intellectual property. However, intellectual property laws in the U.S. and in other jurisdictions may afford differing and limited protection, may not permit us to gain or maintain a competitive advantage, and may not prevent our competitors from duplicating our products, designing around our proprietary products or technology, or gaining access to our proprietary information and technology, and are costly and time consuming.

As of December 31, 2021, we had one trademark registered with the U.S. Patent and Trademark Office and the registration of eight other word marks and one logo was pending with the U.S. Patent and Trademark Office. Our success may depend, in part, on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection, which may not always be successful. We are continually evaluating opportunities to file patents. Any future patent applications we hold or have rights to may not result in an issued patent, and if patents are issued, they may not necessarily provide meaningful protection against competitors and competitive technologies or adequately protect our then-current technologies. Additionally, even if granted, we may not be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, and there can be no assurance that any trademark, copyright, or issued patent will provide competitive advantages for us or that our intellectual property will not be successfully challenged or circumvented by competitors.

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

Our business activities, products, services, and systems may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. In addition to infringement claims, third parties may allege claims of invalidity or unenforceability against us or against our licensees or manufacturers in connection with their use of our technology. A successful challenge to, or invalidation of, one of our intellectual property interests, a successful claim of infringement by a third party against us, our business activities, products, services and systems, or one of our licensees in connection with the use of our technologies, or an unsuccessful claim of infringement made by us against a third party or its business activities, products, services and systems could adversely affect our business or cause us financial harm. Any such claim and any resulting litigation, should it occur, could:

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

We are, and have been party to, and we may in the future increasingly face the risk of, claims, lawsuits, investigations, and other proceedings, including those which may involve securities, competition and antitrust, anti-money laundering, OFAC, regulatory, lottery or gaming, intellectual property, privacy, consumer protection, accessibility claims, tax, labor and employment, commercial disputes, services and other matters. Litigation to defend us against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs, fines or penalties and diversion of our resources, causing a material adverse effect on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, the posting of bonds requiring significant collateral, letters of credit or similar instruments, or we may decide to settle lawsuits on similarly unfavorable terms. These proceedings could also result in reputational harm and brand damage, criminal sanctions, consent decrees or orders preventing us from offering certain products or requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. Litigation and other claims and regulatory proceedings against us could result in unexpected disciplinary actions, expenses and liabilities, which could have a material adverse effect on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless. See Item 3. Legal Proceedings for additional information.

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

We may not recover amounts owed to us from J. Streicher Financial, LLC.

On July 29, 2022, the Company filed an original Verified Complaint for Breach of Contract and Specific Performance (the “Complaint”) against J. Streicher Financial, LLC (“Streicher”) in the Court of Chancery of the State of Delaware (the “Chancery Court”). In its Complaint, the Company alleged that Streicher breached a contract entered into by the parties on March 9, 2022, and demanded that Streicher return $16,500,000 it owed to the Company. On September 26, 2022, the Chancery Court entered an order in favor of the Company, Granting with Modifications Company’s Motion for Partial Summary Judgment in the amount of $16,500,000 (the “Judgment”). On October 27, 2022, the Chancery Court further awarded the Company $397,036.94 in attorney’s fees (the “Fee Order”). On November 15, 2022, the Company initiated efforts against Streicher to seek collections on the Judgment and Fee Order. The Company subsequently engaged a collection firm to pursue Streicher as a judgment debtor on behalf of Company. Since being engaged, the collection firm has sought collections on Streicher by noticing Judgment-Debtor for Deposition by Oral Examination in Aid of Judgment and seeking post-judgment discovery, including interrogatories and requests for production.

In an effort to avoid post-judgment discovery, Streicher indicated a willingness to pay the judgment over time with interest and is attempting to negotiate a settlement and forbearance agreement with the Company. Streicher’s original deadline to produce documents and respond to the post-judgment discovery was January 16, 2023, and the Deposition was scheduled to take place on January 19, 2023. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000 and agreed to make another payment in the amount of $75,000 on February 28, 2023. Streicher failed to remit the payment on February 28, 2023, and as a result, the Company is proceeding with the post-judgment discovery and depositions, which was scheduled for March 16, 2023, provided that Streicher did not appear at such hearing. The Company intends to fully collect on the Judgment and intends to pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied.

We may never collect the full amount of the judgment, the costs of collecting the judgment, including additional legal fees may be material, and Streicher may not have funds to pay us amounts due or make seek bankruptcy protection.

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

Additionally, our business may be affected by reductions in consumer spending from time to time as a result of a number of factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. If actual results differ from our estimates, analysts may react negatively, and our stock price could be materially impacted.

The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.

As a result of being a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”), including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly as compared to when we were a private company. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We have and will continue to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating to Our Charter Documents and Delaware Law

Our Charter includes certain redemption rights which may negatively affect the value our common stock and other securities and/or result in the redemption of shares of common stock or other securities held by certain holders.

Our Second Amended and Restated Certificate of Incorporation (our “Charter”) provides that any shares of capital stock, bonds, notes, convertible debentures, options, warrants or other instruments that represent a share of equity of the Company, a debt owed by the Company or the right to acquire any of the foregoing (for purposes of this section, the “Redeemable Securities”), owned or controlled by a record or beneficial holder of the Company’s Redeemable Securities or an affiliate thereof who or that (i) fails or refuses to participate in good faith in an investigative process of, or submit documents, give notices or make filings requested or required by, any Regulatory Authority (as such term is defined in the Charter), (ii) is denied or disqualified by any regulatory authority from receiving or holding any Regulatory Approval (as such term is defined in the Charter)), (iii) is determined by a regulatory authority or by the Board, based on advice of counsel or verifiable information received from any Regulatory Authority, to be disqualified or unsuitable to own or control any Redeemable Securities or to be associated or affiliated in any capacity with the Company, its affiliates, or the business and activities of the Company and its affiliates in any Applicable Jurisdiction (as such term is defined in the Charter), (iv) causes the Company or any of its affiliates to lose or to be threatened with the loss of any Regulatory Approval, or (v) is deemed likely by the Board, based on advice of counsel or verifiable information received from any Regulatory Authority, by virtue of such holder’s ownership or control of Redeemable Securities or association or affiliation with the Company or its affiliates, to jeopardize, impede, impair or adversely affect the ability of the Company’s or any of its affiliates to obtain, maintain, hold, use or retain any Regulatory Approval or to cause or result in the suspension, disapproval, termination, non-renewal or loss of any Regulatory Approval (each of such holders or an affiliate of such holder, a “Disqualified Holder”) shall be subject to redemption by the Company (as described in the Charter) as and to the extent required by a Regulatory Authority or deemed necessary or advisable by the Company’s Board.

If a Regulatory Authority requires the Company, or the Board deems it necessary or advisable, to cause any such Redeemable Securities be subject to redemption, we will deliver a redemption notice (as described in the Charter) to the Disqualified Holder or its affiliate(s) (as applicable) and shall purchase the number and type of Redeemable Securities specified in the redemption notice for the redemption price, as defined and determined in accordance with the Charter and set forth in the redemption notice.

Commencing on the date that a regulatory authority serves notice of a determination of disqualification or unsuitability of a holder of Redeemable Securities, or the Board otherwise determines that a person is a Disqualified Holder, and until the Redeemable Securities owned or controlled by such person are owned or controlled by a person who is not a Disqualified Holder, the Disqualified Holder and any affiliates of such Disqualified Holder shall not be entitled to: (i) exercise, directly or indirectly, any voting rights conferred by such Redeemable Securities or otherwise participate in the management of the business or affairs of the Company or our affiliates; (ii) receive any dividends or share of distribution of profits or cash or any other property of, or payments upon dissolution of, the Company or our affiliates, other than payment for the redemption of the Redeemable Securities as described in the Charter; or (iii) receive any remuneration in any form from the Company or any of our affiliates, for services rendered or otherwise.

No redemption of Redeemable Securities shall be effectuated pursuant to the Charter without the receipt of the regulatory approvals required therefor. From and after the redemption date, the Redeemable Securities shall no longer be deemed outstanding, such Disqualified Holder shall cease to be a stockholder with respect to such Redeemable Securities and all rights of such Disqualified Holder (other than the right to receive the redemption price) shall cease.

The existence of the redemption rights set forth in our Charter may result in the value of the Redeemable Securities being less than they would without the existence of such rights, may prevent the sale or transfer of such Redeemable Securities, and may result in a holder of Redeemable Securities receiving less value for such Redeemable Securities upon the redemption thereof as they would had such Redeemable Securities not been redeemed.

A court may find that part or all of the provisions included in our Charter pertaining to the redemption right with respect to capital stock held by any stockholders who are deemed to be “disqualified” or “unsuitable” holders is not enforceable, either in general or as to a particular fact situation.

Under the laws of the State of Delaware, our jurisdiction of incorporation, a corporation may provide in its certificate of incorporation for the amount of securities that may be owned by any person or group of persons for the purpose of maintaining any statutory or regulatory advantage or complying with any statutory or regulatory requirements under applicable law. Delaware law provides that ownership limitations with respect to shares of our stock issued prior to the effectiveness of our Charter will be effective against (i) stockholders with respect to shares that were voted in favor of the proposed provision; and (ii) purported transferees of shares that were voted for the proposed provision if (a) the transfer restrictions are conspicuously noted on the certificate(s) representing such shares, or (b) the transferee had actual knowledge of the transfer restrictions (even absent such conspicuous notation). The shares of common stock, par value $0.001 per share issued after the effective date of our Charter were issued with the ownership limitation conspicuously noted on the certificate(s) representing such shares and therefore under Delaware law such newly issued shares will be subject to the transfer restriction. We have also disclosed such restrictions to persons holding our stock in uncertificated form.

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

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our Charter and our amended and restated bylaws (the “Bylaws”) provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the Delaware General Corporation Law (the “DGCL”), our Charter, Bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

●	To the fullest extent permitted under the DGCL, our directors will not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director.

●	We will indemnify our directors and officers for serving us in those capacities or for serving other business entities at our request, to the fullest extent permitted by the DGCL. The DGCL provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

●	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law and such person was made a party to an action, suit or proceeding, by reason of the fact that he or she is or was an employee or agent of the Company.

●	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

●	We will not be obligated pursuant to the indemnification agreements entered into with our directors and executive officers to indemnify a person with respect to proceedings initiated by that person, except with respect to proceedings to enforce an indemnitees right to indemnification or advancement of expenses, proceedings authorized by our board of directors and if offered by us in our sole discretion.

●	The rights conferred in our Charter are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

●	We may not retroactively amend our Charter or indemnification agreement provisions to reduce our indemnification obligations to directors, officers, employees and agents.

As a result of these provisions, if an investor were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. This could lead to us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which the Company may not be able to pay or recoup. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect the value of our business.

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

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. The Company is subject to anti-takeover provisions under Delaware law which could delay or prevent a change of control. These provisions are intended to avoid costly takeover battles, reduce our vulnerability to a hostile change of control and enhance the ability of our Board to maximize stockholder value in connection with any unsolicited offer to acquire us. However, these provisions may make more difficult the removal of management, may have an anti-takeover effect and may delay, deter or prevent a merger or acquisition of us by means of a tender offer, a proxy contest or other takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the prevailing market price for our securities. These provisions provide for, among other things:

●	authorized but unissued shares of common stock and preferred stock, which may be used for a variety of corporate finance transactions, acquisitions and employee benefit plans and the existence of which could make more difficult or discourage an attempt to obtain control of the Company by means of a proxy contest, tender offer, merger or otherwise (the DGCL does not require stockholder approval for any issuance of authorized shares);

●	stockholder action may not be by written consent (the DGCL provides that unless otherwise provided in the charter, any action of a meeting of stockholders may be taken without a meeting and prior notice by signed written consent of stockholders having the minimum number of votes that would be necessary to take such action at a meeting at which all shares entitled to vote thereon were present and voted);

●	amendment of certain provisions of the organizational documents only by the affirmative vote of at least 66 2/3% of the voting power of the outstanding capital stock (the DGCL provides generally that the affirmative vote of a majority of the outstanding shares entitled to vote thereon, voting together as a single class, is required to amend a corporation’s certificate of incorporation, unless the certificate of incorporation requires a greater percentage);

●	provisions providing for a staggered board of directors and detailing that the number of directors may be fixed and modified only by our Board;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at annual meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Lottery.com; and

●	the ability of our Board to issue one or more series of preferred stock.

●	providing that directors may be removed only for cause and then only by a two-thirds vote of the holders of a majority of the voting power of the outstanding shares then entitled to vote in an election of directors, voting together as a single class;

●	providing that vacancies on our Board, including newly-created directorships, may be filled only by a majority vote of directors then in office; and

●	prohibiting stockholders from calling special meetings of stockholders.

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

Risks Related to Our Common Stock and Warrants

We are not currently in compliance with the continued listing standards of Nasdaq and may not be able to regain compliance with Nasdaq’s continued listing standards in the future.

Our common stock and warrants trade on The Nasdaq Global Market under the symbols “LTRY” and “LTRYW,” respectively. We are not currently in compliance with Nasdaq’s continued listing standards and our failure to continue to meet these requirements may result in our securities being delisted from Nasdaq.

On August 17, 2022, the Company received a notice from Nasdaq indicating that, as a result of not having timely filed the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 with the SEC, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing of all required periodic financial reports with the SEC. On November 28, 2022, the Company received an additional notice, dated November 16, 2022, from Nasdaq indicating that, as a result of an additional delinquency in the timely filing of the Company’s Form 10-Q for the quarter ended September 30, 2022, the Company remained out of compliance with Nasdaq Listing Rule 5250(c)(1)

On August 24, 2022, the Staff notified the Company that the bid price of its common stock had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until February 20, 2023, to regain compliance with such rule. On February 23, 2023, the Company received a determination letter from Nasdaq advising it that Nasdaq had determined that the Company had not regained compliance with such rule and that the Company was not eligible for a second 180 day period as the Company had not yet filed its periodic reports with the SEC and Nasdaq noted above. Nasdaq also confirmed to the Company in its February 23, 2023 letter that the failure to timely file those periodic reports each serve as separate and an individual basis for delisting.

The Company had until March 2, 2023 to request an appeal of this determination, which appeal was timely requested. If the appeal is not granted, then, the Company’s common stock and warrants will be delisted from Nasdaq, trading of the Company’s securities will be suspended, and a Form 25-NSE will be filed with the SEC which will remove the Company’s securities from listing and registration on Nasdaq.

Subsequently, on April 4, 2023, the Company received an additional notice from Nasdaq that the Company’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2022, serves as an additional basis for delisting the Company’s securities from Nasdaq.

On April 24, 2023, the Company presented a plan to regain compliance with the Nasdaq Listing Rules and to file the Company’s deficient quarterly reports for the quarters ended June 30, 2022 and September 30, 2022, as well as its annual report for the year ended December 31, 2022, and to cure the bid price deficiency. On May 8, 2023, the Company received notice that the Company’s plan to regain compliance was conditionally accepted by the hearings panel. There can be no assurance that the Company will be able to regain compliance with the applicable Nasdaq listing requirements, or that a hearings panel will stay the delisting of the Company’s securities. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy and sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise capital and/or trigger defaults and penalties under its outstanding agreements or securities. Further, even if we regain compliance with Nasdaq listing requirements, there is no guarantee that we will be able to maintain our listing for any period of time.

In addition to the above, other conditions required for continued listing on The Nasdaq Global Market include requiring that we maintain at least $10 million in stockholders’ equity, $50 million of market value of listed securities (which requirement is not currently met), or $50 million in total assets and total revenue over the prior two years or two of the prior three years (which requirement is not currently met), and having a majority of independent directors. Our stockholders’ equity may not remain above Nasdaq’s $50 million minimum, our market value of listed securities is not, and may in the future not be above $50 million, we may not generate over $50 million of yearly net income (which we currently do not) and maintain over $50 million of assets. Furthermore, we are required to maintain a majority of independent directors and at least three members on our audit committee, which requirements we have not met from time to time, provided that as of the date of this Amended Report which requirements are met.

Delisting from Nasdaq could also result in negative publicity. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and/or warrants and the ability of our stockholders to sell our common stock and/or warrants in the secondary market. If our common stock and/or warrants are delisted by Nasdaq, our common stock and/or warrants may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock and/or warrants. In the event our common stock and/or warrants are delisted from The Nasdaq Global Market, we may not be able to list our common stock and/or warrants on another national securities exchange or obtain quotation on an over-the counter quotation system.

An active trading market for our common stock and warrants may never develop or be sustained, which may make it difficult to sell the shares of common stock and warrants.

An active trading market for the common stock and warrants may not develop or continue or, if developed, may not be sustained, which would make it difficult for you to sell your shares of common stock and warrants at an attractive price or at all. The market price of our common stock and warrants may decline below your purchase price, and you may not be able to sell your shares of common stock and warrants at or above the price you paid for such shares or at all.

The market price of our common stock and warrants could be highly volatile, and you may lose some or all of your investment.

The market price of our common stock and warrants could be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:

●	announcements by us or our competitors of new products, features, or services;

●	the public’s reaction to our press releases, other public announcements, and filings with the SEC, including but not limited to, those relating to the Internal Investigation and related events, our financial restatements and the Operational Cessation;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

●	changes in the financial projections we may provide to the public or our failure to meet these projections;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	actual or perceived privacy or data security incidents;

●	risks related to the organic and inorganic growth of our business and the timing of expected business milestones, including those related to announced or completed acquisitions of businesses, products, services, or technologies by us or our competitors;

●	actual or anticipated changes in applicable laws or regulations;

●	changes in accounting standards, policies, guidelines, interpretations, or principles;

●	our ability to forecast or report accurate financial results; and

●	technical factors in the public trading market for our common stock and warrants that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and warrants and any related hedging and other technical trading factors.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common stock and warrants, regardless of the Company’s actual operating performance. In addition, in the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If the Company faces such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm its business, results of operations, cash flow, or financial condition.

If securities or industry analysts do not publish research or reports about the Company, or publish negative reports, the Company’s stock price and trading volume could decline.

The trading market for our common stock and warrants will depend, in part, on the research and reports that securities or industry analysts publish about the Company. The Company does not have any control over these analysts. If the Company’s financial performance fails to meet analyst estimates or one or more of the analysts who cover the Company downgrade its common stock or change their opinion, the Company’s stock price would likely decline. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on the Company, it could lose visibility in the financial markets, which could cause the Company’s stock price or trading volume to decline.

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

Risks Related to Our Loan Agreement and Loan Agreement Warrants

Woodford may not loan us the amounts they agreed to under the Loan Agreement. If Woodford fails to provide us with necessary funding, we may be forced to curtail or even abandon our plan to recommence our operations and we may need to permanently cease our operations

As previously noted, we need to raise capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. The Loan Agreement with Woodford is one potential source of this needed additional capital that is presently available to us. Pursuant to the Loan Agreement, Woodford agreed to fund up to $2.5 million, subject to certain conditions and requirements, of which approximately $1.25 million has been received to date and $1.25 million is currently available, upon request from the Company. In the event Woodford does not fund us the remaining amount of funds due, or alleges that we have breached the terms of the Loan Agreement, and therefore claims no additional funds are due, we may not receive any further funding under the Loan Agreement. Further, if Woodford does not advance us amounts owed under the Loan Agreement and/or we are unable to raise additional funds, we may not be able to raise enough capital to recommence our operations and run our business. Consequently, we may be forced to curtail or even abandon our plan to recommence our operations and we may need to permanently cease our operations.

We are subject to certain covenants while amounts are outstanding under the Loan Agreement which may restrict our ability to undertake future activities, including issuing additional shares of common stock.

The Loan Agreement includes confidentiality obligations, representations, warranties, covenants, and events of default, which are customary for a transaction of this size and nature. Included in the Loan Agreement are covenants prohibiting us from (a) making any loan in excess of $1 million or obtaining any loan in amount exceeding $1 million without the consent of Woodford, which may not be unreasonably withheld; (b) selling more than $1 million in assets; (c) maintaining less than enough assets to perform our obligations under the Loan Agreement; (d) encumbering any assets, except in the normal course of business, and not in an amount to exceed $1 million; (e) amending or restating our governing documents; (f) declaring or paying any dividend; (g) issuing any shares of common stock which negatively affects Woodford; and (h) repurchasing any shares of common stock. The above covenants may restrict our ability to raise capital, pay consultants, officers and directors, and may ultimately result in material adverse effects to the Company. The result of that may be a decrease in the value of our securities or our need to seek bankruptcy protection.

Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our assets and if we were to default, they could force us to curtain or abandon our business plans and operations.

The amounts borrowed pursuant to the terms of the Loan Agreement are secured by substantially all of the present and after-acquired assets of the Company and its subsidiaries. As a result, Woodford as our creditor, in the event of the occurrence of a default under the Loan Agreement, may enforce its security interests over our assets and/or our subsidiaries which secure such obligations, take control of such assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to any investment in our common stock) could become worthless.

The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford under the Loan Agreement may depress the market price of our common stock and cause substantial dilution

As of the date of this Amended Report, we have borrowed approximately $1.25 million under the Loan Agreement to Woodford. Amounts borrowed accrue interest at the rate of 12% per annum (22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan. Amounts borrowed can be repaid at any time without penalty. Amounts borrowed pursuant to the Loan Agreement may, at Woodford’s option, be converted into shares of common stock, beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of Company common stock within 10 business days of the date of the Loan Agreement (which was equal to $0.28 per share), subject to a 4.99% beneficial ownership limitation and a separate limitation preventing the holder from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining stockholder approval for such issuance.

In addition, in connection with the Loan Agreement we agreed to grant warrants to Woodford to purchase 15% of the 7,619,207 shares of common stock that were then issued and outstanding, each with an exercise price equal to the average of the closing price for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to an exercise price of $0.28 per share. In the event we fail to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares of common stock, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount (i.e., will equal $0.21 per share).

If sequential conversions of amounts owed under the Loan Agreement or warrants are exercised, and sales of such resulting shares of common stock take place, the price of our common stock may decline, and as a result, Woodford will be entitled to receive an increasing number of shares of common stock, which shares could then be sold in the market, triggering further price declines and conversions or exercises for even larger numbers of shares, to the detriment of our investors. The shares of common stock issued to Woodford may, under certain conditions, be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

Additionally, the issuance of common stock upon conversion of the amounts owed under the Loan Agreement or the exercise of warrants will result in immediate and substantial dilution to the interests of other stockholders.

We currently owe a significant amount of money under our Loan Agreement, which we may not be able to repay.

As of the date of this Amended Report we owe approximately $1.25 million under the Loan Agreement. We do not have sufficient funds to repay such amounts. A high level of indebtedness increases the risk that we may default on our debt obligations. If the amounts owed under the Loan Agreement are not converted into common stock pursuant to the terms of the Loan Agreement, we may not be able to generate sufficient cash flows to pay the principal or interest on the loan, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we do not have sufficient funds and are otherwise unable to arrange financing or raise additional funds, we may have to sell significant assets or have a portion of our assets foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations and could cause any investment in the Company to decline in value or become worthless.

General Risk Factors

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase.

We currently do not have an effective director and officer liability insurance, and may not have the financial resources or otherwise be able to obtain a director and officer liability insurance at reasonable cost or terms in the future. However, we have other insurance policies with coverage features and insured limits that we believe are customary in their breadth and scope. Nevertheless, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or could result in certain losses being totally uninsured. Market forces beyond our control may limit the scope of the insurance coverage we can obtain in the future or our ability to obtain coverage at reasonable rates. Certain catastrophic losses may be uninsurable or too expensive to justify obtaining insurance. As a result, if we suffer such a catastrophic loss, we may not be successful in obtaining future insurance without increases in cost or decreases in coverage levels.

Our cash and cash equivalents may be exposed to failure of our banking institutions.

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, such allocation, we are subject to the risk of bank failure. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was unable to continue its operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB. None of our cash and cash equivalents were held at SVB and we do not expect further developments with SVB to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future. However, if the banks where we hold deposits were to experience a similar failure, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

Item 3. Legal Proceedings.

Following the filing of the Original 10-K on April 1, 2022, the Company became a party to several legal proceedings, which are described below.

J. Streicher

On July 29, 2022, the Company filed its original Verified Complaint for Breach of Contract and Specific Performance (the “Streicher Complaint”) against J. Streicher Financial, LLC (“Streicher”) in the Court of Chancery of the State of Delaware (the “Chancery Court”), styled AutoLotto, Inc. dba Lottery.com v. J. Streicher Financial, LLC (Case No. 2022-0661-MTZ). In the Streicher Complaint, the Company alleged that Streicher breached the contract entered into by the parties on March 9, 2022 and demanded that Streicher return $16,500,000.00 it owed to the Company. On September 26, 2022, the Chancery Court entered an order in favor of the Company, Granting with Modifications Company’s Motion for Partial Summary Judgment in the amount of $16,500,000.00 (the “Streicher Judgment”). On October 27, 2022, the Chancery Court further awarded the Company $397,036.94 in attorney’s fees (the “Fee Order”). On November 15, 2022, the Company initiated efforts against Streicher to seek collections on the Judgment. On December 8, 2022, the Company’s prior attorney Skadden, Arps, Slate, Meagher & Flom, LLP (“Skadden”) filed its Combined Motion to Withdraw as Counsel and For a Charging Lien in amount of $3,024,201.17 for legal fees unpaid by Company (“Skadden’s Motion”). On December 30, 2022, the Company filed its response to Skadden’s Motion, alleging that the Chancery Court should deny Skadden’s Motion for a Charging Lien as a matter of law or, in the alternative, limit the charging lien to the amount of the attorneys’ fees awarded by the Fee Order. As of the date of this Amended Report, the Chancery Court has not set Skadden’s Motion for an oral hearing, nor has it entered an order on the motion. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000.00. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000.00 and had agreed to make another payment in the amount of $75,000.00 on February 28, 2023, which it failed to make. The Company intends to fully collect on the Judgment and shall pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied. See “Item 1A. Risk Factors – Legal Proceedings Risks – We may not recover amounts owed to us from J. Streicher Financial, LLC” for further information.

Preston Million Class Action

On August 19, 2022, Preston Million filed the Class Action Complaint (the “Class Action Complaint”) against the Company and certain former officers and directors of the Company in the United States District Court for Southern District of New York (the “SDNY”), styled Preston Million, Individually and on Behalf of All Others Similarly Situated vs. Lottery.com, Inc. f/k/a Trident Acquisitions Corp., Anthony DiMatteo, Matthew Clemenson and Ryan Dickinson (Case No. 1:22-cv-07111-JLR). The Class Action Complaint alleged violations by all defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) 15 U.S.C. §§ 78j(b), 78t(a), as amended by the Private Securities Litigation Reform Act of 1995 (“PSLRA”), U.S.C. § 78u-4 et seq. (collectively “Federal Securities Laws”). On November 18, 2022, the SNDY ordered the appointment of RTD Bros, LLC, Todd Benn, Tom Benn and Tomasz Rzedian (collectively “Lottery Investor Group”) as lead plaintiff and Glancy Prongay & Murray, LLP as lead counsel for plaintiffs and for the class in the case. On December 5, 2022, the Court stipulated a Scheduling Order in the case. On January 12, 2023, the Company’s legal counsel timely filed its Notice of Appearance. On January 31, 2022, plaintiffs filed their Amended Complaint adding Kathryn Lever, Marat Rosenberg, Vadim Komissarov, Thomas Gallagher, Gennadii Butkevych, Ilya Ponomarev as additional defendants in the case. The Amended Complaint alleges, among other things, that defendants made materially false and misleading statements in violation of Section 10(b),14(a) and 20(a) of the Exchange Act and plaintiffs seek compensatory damages, reasonable cost and expenses including counsel fees and expert fees. Pursuant to the Scheduling Order, the Company filed its motion to dismiss the Amended Complaint on April 3, 2023, under the newly consolidated caption and its proposed order to dismiss the matter. Plaintiffs are expected to file their opposition to the motion to dismiss no later than May 18, 2023, which would trigger the Company’s deadline to file its reply brief in support of their motion to dismiss no later than June 20, 2023.

TinBu Complaint

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “TinBu Plaintiffs”) filed its original complaint against Lottery.com, Inc. f/k/a AutoLotto, Inc. and its wholly-owned subsidiary TinBu, LLC (“TinBu”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “TinBu Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. The parties agreed to extend the Company and its subsidiary’s deadline to respond until May 1, 2023. On May 2, 2023, the Company and its subsidiary retained local counsel who filed a Notice of Appearance on behalf of the Company and TinBu and filed its Motion for Enlargement requesting the Court to extend its deadline to file its initial response to the Complaint by an additional 30 days (the “TinBu Motion”). As of the date of this Amended Report, the TinBu Motion has not been set for a hearing.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes appearing elsewhere in this Amended Report. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary” sections and elsewhere in this Amended Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Recent Developments

Internal Investigation and Operational Cessation

On July 6, 2022, the Company announced that the Audit Committee (the “Audit Committee”) of the board of directors of the Company (the “Board”) had retained outside counsel to conduct an independent investigation that revealed instances of non-compliance with state and federal laws concerning the states in which lottery tickets were procured as well as order fulfillment. The investigation also identified issues pertaining to the Company’s internal accounting controls (the “Internal Investigation”). Following a report on the filings of the Internal Investigation, on June 30, 2022, the Board terminated the employment of Ryan Dickinson as the Company’s President, Treasurer and Chief Financial Officer, effective July 1, 2022. Subsequently, the Company initiated a review of its cash balances and related disclosures as well as its revenue recognition processes and other internal accounting controls.

On July 20, 2022, Armanino LLP (“Armanino”), the Company’s registered independent public accountant for the fiscal years ended December 31, 2021 and 2022, advised the Company that its audited financial statements of for the year ended December 31, 2021 (the “2021 Audit”) and the unaudited financial statements for the quarter ended March 31, 2022 (the “March 2022 Financials”), should no longer be relied upon. Armanino advised that it had determined, subsequent to the 2021 Audit and review of the March 2022 Financials, that the Company had entered into a line of credit in January 2022 that was not disclosed in the footnotes to the 2021 Audit and was not properly recorded in the March 2022 Financials (see Note 3 to our consolidated financial statements for more details).

On July 28, 2022, the Board determined that the Company did not have sufficient financial resources to fund its operations or pay certain existing obligations, including its payroll and related obligations, due to a significant misstatement of our cash balances.

The following day, on July 29, 2022, the Company effectively ceased operations (the “Operational Cessation”), when it furloughed the majority of its employees and generally suspended its lottery game sales. The Company’s remaining employees were limited to the heads of the product, information technology and human resources teams as well as the entire legal and compliance team. Within one week, several additional employees were recalled from furlough. All non-furloughed employees were retained, at the discretion of the Company’s then Chief Operating Officer and Chief Legal Officer, to provide the minimal business functions needed to address the Company’s legal and compliance issues and to secure necessary funding to resume the Company’s operations. Less than half of these non-furloughed employees remain active in the efforts to restore Company operations and as of March 31, 2023, approximately $1.4 million in outstanding payroll obligations remain unpaid.

On September 27, 2022, Armanino resigned as the independent registered public accounting firm of the Company, effective immediately.

On October 7, 2022, the Audit Committee approved the engagement of Yusufali & Associates, LLC, (“Yusufali”) as the Company’s new independent registered public accounting firm.

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core business (as described in more detail under “—Plans for Recommencement of Company Operations” below), completing the restatement of the Company’s 2021 Audit (which is included in this Amended Report) and March 2022 Financials and preparing the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022 and Annual Report on Form 10-K for the year ended December 31, 2022.

AutoLotto $30,000,000 Business Loan

On January 4, 2022, AutoLotto entered into a Business Loan Agreement (the “Business Loan”) with The Provident Bank (“Provident”),  pursuant to which the Company borrowed $30,000,000 from Provident, which was evidenced by a $30,000,000 Promissory Note. The Promissory Note accrued interest at the rate of 2.750% per annum (7.750% upon the occurrence of an event of default) and had a maturity date of January 4, 2024. Monthly interest payments were due under the Promissory Note beginning February 4, 2022. The Promissory Note could be repaid at any time without penalty. The Promissory Note included customary events of default for a debt obligation of the size of the Promissory Note. The Business Loan included representations and warranties of AutoLotto and covenants (both positive and negative) which were customary of a customary for a transaction of this nature and size, including rights to set off. Upon the occurrence of an event of default, Provident could declare the entire amount owed immediately due and payable. We were required to pay a 1% commitment fee at the time of our entry into the Business Loan, and another 1% annual loan fee on the first year anniversary thereof.

In accordance with the terms of the Business Loan, upon entering into the agreement, $30,000,000 in a separate account with Provident was pledged as security for the amount outstanding under the loan (“Collateral Security”). The $30,000,000 Collateral Security became restricted and remained restricted until October 12, 2022, when AutoLotto defaulted on its obligations under the Business Loan and Provident foreclosed on the $30,000,000 of Collateral Security. The Collateral Security, which was in the form of restricted cash, was presented as a contingent liability on the Company’s balance sheet from March 31, 2022 until the obligation was satisfied in October of 2022. See Note 3 to our consolidated financial statements for additional information.

Loan Agreement with Woodford

On December 7, 2022, the Company entered into a loan agreement (the “Loan Agreement”) with Woodford Eurasia Assets, Ltd. (“Woodford”), pursuant to which Woodford agreed to provide the Company with up to $2.5 million, subject to certain conditions and requirements, of which approximately $1.25 million has been received to date and $1.25 million is currently owed pursuant to the terms of the Loan Agreement. The parties may also mutually agree to increase the amount of the loan to $52.5 million (i.e., an additional $50 million). Amounts borrowed accrue interest at the rate of 12% per annum (or 22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan. Amounts borrowed can be repaid at any time without penalty.

Amounts borrowed pursuant to the Loan Agreement are convertible, at Woodford’s option, into shares of the Company’s common stock, beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of common stock within 10 business days of the date of the Loan Agreement (which was equal to $0.28 per share), subject to a 4.99% beneficial ownership limitation and a separate limitation preventing Woodford from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining shareholder approval for such issuance.

Conditions to the Loan Agreement included the resignation of four prior members of the Board (Lisa Borders, Steven M. Cohen, Lawrence Anthony DiMatteo and William Thompson, all of whom resigned from the Board in September 2022), and the appointment of two new independent directors. Subsequent loans under the Loan Agreement also require the Company to comply with all listing requirements, unless waived by Woodford. The Loan Agreement also allows Woodford to nominate another director to the Board of Directors, in the event any independent member of the Board of Directors resigns.

Proceeds of the loans can only be used by to restart the Company’s operations and for general corporate purposes agreed to by Woodford.

The Loan Agreement includes confidentiality obligations, representations, warranties, covenants, and events of default, which are customary for a transaction of this size and nature. Included in the Loan Agreement are covenants prohibiting us from (a) making any loan in excess of $1 million or obtaining any loan in amount exceeding $1 million without the consent of Woodford, which consent may not be unreasonably withheld; (b) selling more than $1 million in assets; (c) maintaining less than enough assets to perform our obligations under the Loan Agreement; (d) encumbering any assets, except in the normal course of business, and not in an amount to exceed $1 million; (e) amending or restating our governing documents; (f) declaring or paying any dividend; (g) issuing any shares which negatively affects Woodford; and (h) repurchasing any shares.

The Company also agreed to grant warrants to purchase shares of common stock to Woodford (the “Woodford Warrants”) in an amount equal to 15% of the Company’s 7,619,207 issued and outstanding shares of common stock. Each Woodford Warrant has an exercise price equal to the average of the closing price of the Company’s common stock for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to an exercise price of $0.28 per share. In the event the Company fails to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount (i.e., will equal $0.21 per share).

In connection with our entry into the Loan Agreement, the Company also entered into a Loan Agreement Deed, Debenture Deed and Securitization, with Woodford (the “Security Agreement”), which provides Woodford with a first floating charge security interest over all present and future assets of the Company in order to secure the repayment of amounts owed under the Loan Agreement. The floating charge may be converted into a fixed charge upon the occurrence of certain events including: an event of default; if Woodford reasonably believes that any secured property may be in jeopardy or danger of being seized or sold; or if Woodford reasonably considers that it is desirable to protect its security interest. The floating charge may be automatically converted into a fixed charge upon the occurrence of certain other events. The Security Agreement prohibits the Company from providing any other security interest over our assets, even if secondary to Woodford, while the amounts borrowed under the Loan Agreement remain unpaid.

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

Operations Prior to Operational Cessation

Prior to the Operational Cessation, the Company was a provider of domestic and international lottery products and services. As an independent third-party lottery game service, we offered a platform that we developed and operated to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad (the “Platform”). Our revenue generating activities included (i) offering the Platform via our Lottery.com app and our websites to users located in the U.S. and international jurisdictions where the sale of lottery games was legal and our services were enabled for the remote purchase of legally sanctioned lottery games (our “B2C Platform”); (ii) offering an internally developed, created and operated business-to-business application programming interface (“API”) of the Platform, which enabled our commercial partners, in permitted U.S. and international jurisdictions, to purchase certain legally operated lottery games from us and to resell them to users located within their respective jurisdictions (“B2B API”); and (iii) delivering global lottery data, such as winning numbers and results, and subscriptions to data sets of our proprietary, anonymized transaction data pursuant to multi-year contracts to commercial digital subscribers (“Data Service”).

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and — importantly — to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the Operational Cessation, we generated revenue from this service fee and mark-up. Our B2B API Platform resumed limited operations in April 2023. As of the date of this Amended Report, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational in the third quarter of 2023.

The WinTogether Platform

Prior to the Operational Cessation, we operated and administered of all sweepstakes offered by WinTogether, a registered 501(c)(3) charitable organization (“WinTogether”), which was formed in April 2020 to support charitable, educational, and scientific causes. In consideration of our operation of the WinTogether platform and administration of the sweepstakes, we received a percentage of the gross donations to a campaign, from which we paid certain dividends and all administration costs.

The WinTogether platform continued operating after the Operational Cessation, until all sweepstakes campaigns were completed and all prizes awarded. On March 29, 2023, the board of directors of WinTogether voted to suspend its relationship with the Company.

Current Operations

Despite the Operational Cessation, certain of the Company’s wholly-owned subsidiaries have continued to operate under the direction of the leadership teams that were in place prior to the Company’s acquisition of such companies. While the operational activities of these subsidiaries vary, from the Operational Cessation through the date of this Amended Report, each of TinBu, Aganar and JuegaLotto has decreased its expenses and has had its revenue remain consistent or decrease slightly from pre-Operational Cessation levels.

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

Aganar and JuegaLotto

On June 30, 2021, we acquired 100% of the equity of Global Gaming Enterprises, Inc., a Delaware corporation (“Global Gaming”), which holds 80% of the equity of each of Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). JuegaLotto is federally licensed by the Mexican regulatory authorities with jurisdiction over the ability to commercialize lottery games in Mexico through an authorized federal gaming portal and to commercialize games of chance in other countries throughout Latin America. Aganar has been operating in the licensed Online Lottery market in Mexico since 2007 and has certain rights to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license and additionally issues a proprietary scratch lottery game in Mexico under the brand name Capalli.

Sports.com

In December 2021, we finalized the acquisition of the domain name https://sports.com and on November 15, 2022, we formed a wholly-owned subsidiary called Sports.com, Inc., a Texas corporation (“Sports.com”). Subsequently, Sports.com announced a partnership with the Saudi Motorsports Company, which enabled the Company to roll out the Sports.com brand at the FIFA World Cup decider at the end of November 2022. In December 2022, Sports.com signed an agreement with Data Sports Group, GmbH (“DSG”), which provides Sports.com the exclusive North American distribution rights for sports data products offered and maintained by DSG (the “DSG Data”). The DSG Data is being sold through the same sales resources and sales channels as the lottery data offered by TinBu. This relationship is in full effect now and the first signed contracts are expected in the second quarter of 2023.

Plans for Recommencement of Company Operations

As noted above, since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core business. The Company has developed a three phase plan to recommence its operations, which plan is outlined below.

Phase 1 – Relaunch B2B API Platform. During the Operational Cessation, the Company maintained positive relationships with its ticket-printing and courier partners, as well as several distribution partners that have been found to be in compliance with local, state, and federal rules related to ticket procurement and distribution. These partners have implemented the Lottery.com API and have advised the Company that they expect to be ready to offer lottery games to their customers through their sales channels when the Company resumes operations. As such, the Company believes that it has sufficient demand to resume operation of its B2B API platform operations, assuming it is able to maintain the core employee team to manage the lottery ticket fulfillment process and access sufficient capital to relaunch Project Nexus, which was designed to, among other things, handle high levels of user traffic and transaction volume, while maintaining expediency, security, and reliability in the administrative and back-office functionality required by the B2B API. Our B2B API Platform resumed limited operations in April 2023.

Phase 2 – Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform in the third quarter of 2023. As of the date of this Amended Report, the Company expects that it will initially relaunch its B2C Platform to customers in Texas for a period of time before rolling it out to other jurisdictions. If the Texas Bill is enacted into law as drafted, the Company may elect to accelerate the relaunch of its Platform to customers in another state. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. For more information, see “Item 1A. Risk Factors – Regulatory and Compliance Risks – A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.” The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns geared towards encouraging prior customers to return to the Platform and to acquire new customers.

Phase 3 – Restore Other Business Lines and Projects. Assuming the success of Phase 1 and Phase 2, the Company expects to restore other products it used to offer, such as supplying lottery tickets to consumers in approved domestic jurisdictions, partnering with licensed providers in international jurisdictions to supply legitimate domestic lottery games, and reviving other products and services that were under development when the Operational Cessation occurred.

As of the date of this Amended Report, the current estimated cash balance of the Company and subsidiaries is approximately $366,600. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to pay its service providers to complete and file its deficient periodic reports, including this Amended Report, the amended Quarterly Report on Form 10-Q/A for the three months ending March 31, 2022, the Quarterly Reports on Form 10-Q for the periods ending June 30, 2022 and September 30, 2022, and the Annual Report on Form 10-K for the year ended December 31, 2022.

As of the date of this Amended Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Amended Report, we are not in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”), as discussed in greater detail below under “Risk Factors” – “Risks Related to Our Common Stock and Warrants” – “We are not currently in compliance with the continued listing standards of Nasdaq and may not be able to comply with Nasdaq’s continued listing standards in the future,” and have presented a plan to regain compliance with the Listing Rules that was recently conditionally accepted by a hearing panel. Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls, and plans to overhaul its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

Even if the Company’s three phase plan to recommence its operations is successful, there can be no assurance that the Company will be able to regain compliance with the applicable Listing Rules, or that the hearings panel will stay the delisting of the Company’s securities from Nasdaq. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise additional capital needed to funds its operations and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

There can be no assurance that we will have sufficient capital to support our operations and pay expenses, repay our debt, or that additional funds will be available on favorable terms, if at all. We may not be able to restart our operations and/or generate sufficient funding to support such operations in the future. The Company’s ability to continue its current operations, prepare and refile deficient and restated reports, and restart its prior operations, is dependent upon obtaining new financing. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. There can be no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Components of Our Results of Operations (Prior to the Operational Cessation)

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

Internationally, we impose a mark-up on the cost to be imposed on the sale of each lottery game together with a service fee to be charged to the user. In 2021, our international B2C Platform users purchased an average of 2.1 lottery games per transaction at an average service fee and ticket price mark-up of $2.30 per lottery game. We typically charge a higher service fee on lottery games in our international jurisdictions, and, as a result, in 2021, the average service fee per international transaction was 90% higher than domestic transactions. Although revenues from our international jurisdictions have historically comprised 10% of our total revenue s, we are focused on the growth of this business organically and through the pursuit of strategic acquisitions and other synergistic opportunities.

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

Key Trends and Factors Affecting Our Results

The following describes the trends associated with our business prior to the Operational Cessation that impacted, and which we expect may continue to impact, our business and results of operations in a material way:

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

Introduction of a new gaming platform. We have developed a proprietary gaming platform, which we have named Project Nexus. Project Nexus is designed to handle high levels of user traffic and transaction volume, while maintaining expediency, security, and reliability in processing lottery game sales, the retail requirements of the B2C Platform, the administrative and back-office functionality required by the B2B API, and the claims and redemption process. We expect to utilize this platform to launch new products, including any proprietary products we may introduce. The introduction of new technology like Project Nexus is subject to risks including, for example, implementation delays, issues successfully integrating the technology into our solutions, or the possibility that the technology does not produce the expected benefits. The initial phase of Project Nexus was implemented in the second quarter of 2022.

Our growth plans and the competitive landscape. Our direct competitors operate in the global entertainment and gaming industries and, like us, seek to expand their product and service offerings with integrated products and solutions. Our short-to-medium term focus is on increasing our penetration in our existing U.S. jurisdiction by increasing direct to consumer marketing campaigns, introducing our B2C Platform into new U.S. and international jurisdictions and acquiring synergistic regulated and sports betting enterprises domestically and abroad. Competition in the sale of online lottery games has significantly increased in recent years, is currently characterized by intense price-based competition, and is subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. To maintain our competitive edge alongside other established industry players (many of which have more resources, or capital), we expect to incur greater operating expenses in the short-term, such as increased marketing expenses, increased compliance expenses, increased personnel and advisory expenses associated with being a public company, additional operational expenses and salaries for personnel to support expected growth, additional expenses associated with our ability to execute on our strategic initiatives including our aim to undertake merger and acquisition activities, as well as additional capital expenditures associated with the ongoing development and implementation of Project Nexus.

Current Plan of Operations

As of the date of this Amended Report, the Company’s primary revenue drivers are the resumption of its B2B API platform and the launch of Sports.com. It is anticipated that operational costs for the next 12 months through April 30, 2024 will be greater than revenues. It is anticipated that the liquidity gap will be satisfied by equity or debt raised, of which there is no assurance.

Beyond the next 12 months, the Company plans to re-launch its B2C Platform and continue to expand in domestic and international jurisdictions. The Company plans to enhance its mobile application to include pool plays, tickets subscriptions, loyalty programs and various gamification modules.

Results of Operations

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and December 31, 2020, respectively.

	Years Ended December 31,
	2021	2020	$ Change	% Change

Revenue	$16,409,922	$7,459,514	$8,950,408	120.7%
Cost of revenue	8,158,707	2,952,415	5,206,292	176.3%
Gross profit	8,251,215	4,507,099	3,744,116	83.1%

Operating expenses:
Personnel costs	20,536,328	4,477,955	16,058,373	358.6%
Professional fees	8,279,798	1,121,218	7,158,580	638.5%
General and administrative	5,020,495	1,084,784	3,935,711	362.8%
Depreciation and amortization	4,292,606	1,533,994	2,758,612	179.8%
Total operating expenses	38,129,227	8,217,951	29,911,276	364.0%
Income (loss) from operations	$(29,878,012)	$(3,710,852)	(26,167,160)	705.2%

Other expenses
Interest expense	19,789,451	1,221,928	18,567,523	1,519.5%
Reserve for loss of prepaid advertising credits	2,000,000	-	2,000,000	100.0%
Other expense	2,907,518	879,083	2,028,435	230.7%
Total other expenses, net	24,696,969	2,101,011	22,595,958	1,075.5%

Net loss before income tax	$(54,574,981)	$(5,811,863)	$(48,763,118)	839.0%
Income tax expense (benefit)	(1,664,335)	800	$(1,665,135)	208141.9%
Net loss	(52,910,646)	(5,812,663)	(47,097,983)	810.3%

Other comprehensive loss
Foreign currency translation adjustment, net	(655)	-	(655)	100%
Comprehensive loss	(52,911,301)	(5,812,663)	(47,098,638)	810.3%

Net income attributable to noncontrolling interest	136,924	-	136,924	100%
Net loss attributable to Lottery.com Inc.	(53,048,225)	(5,812,663)	(47,235,562)	812.6%

Net loss per common share
Basic and diluted	$(2.04)	$(0.26)

Weighted average common shares outstanding
Basic and diluted	25,998,831	22,658,006

Revenues.

Revenue. Revenue for the year ended December 31, 2021 was $16.4 million, an increase of $9.0 million, or 120%, compared to revenue of $7.5 million for the year ended December 31, 2020. The increase in revenue was driven by increased lottery game sales as a result of the availability of large multi-state lottery game jackpots in the first quarter of 2021. Additionally, we believe that our increased brand recognition resulted in an increasing number of users on our Platform, as well as increased lottery game sales during 2021.

Cost of Revenue. Cost of revenue for the year ended December 31, 2021 was $8.2 million, an increase of $5.2 million, or 176%, compared to cost of revenue of $3.0 million for the year ended December 31, 2020. The increase in the cost of revenue was driven by the increase in the number of lottery games sold in 2021. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees.

Gross Profit. Gross profit for the year ended December 31, 2021 was $8.3 million, compared to $4.5 million for the year ended December 31, 2020, an increase of $3.7 million, or 83.1%. This increase was due to the sale of $9 million worth of Data Services, which did not incur any costs, and an overall increase in the number of lottery games sold.

Operating Costs and Expenses.

	Years Ended
	December 31,
	2021	2020	$ Change	% Change
Operating expenses
Personnel costs	$20,536,328	$4,477,955	16,058,373	359%
Professional fees	8,279,798	1,121,218	7,158,580	638%
Sales & marketing	1,887,870	313,442	1,574,428	502%
General and Administrative	3,132,625	771,342	2,361,283	306%
Depreciation and amortization	4,292,606	1,533,994	2,758,612	180%
Total operating expenses	$38,129,227	$8,217,951	29,911,276	364%

Operating expenses for the year ended December 31, 2021 were $38.1 million, an increase of $29.9 million, or 364%, compared to $8.2 million for the year ended December 31, 2020. The increase was primarily driven by increased professional and administrative expenses associated with the Business Combination, increased stock compensation expense, increased headcount to support the Company’s growth, increased marketing spends resulting from the use of Gatehouse Media credits, which we received several years ago in exchange for warrants, and increased amortization expenses driven by acquisitions made during the 2021 fiscal year.

Personnel Costs. Personnel costs increased by $16.0 million, or 359%, from $4.5 million for the year ended December 31, 2020, to $20.5 million for the year ended December 31, 2021. The increase was due to increases in headcount to support the growth of the Company’s business operations and to support public company functions as well as stock compensation expense.

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

Other Expense, Net.

	Years Ended December 31,
	2021	2020	$ Change	% Change
Other expenses
Interest expense	19,789,451	1,221,928	18,567,523	1519.5%
Reserve loss of prepaid advertising credits	2,000,000	-	2,000,000
Other expense	2,907,518	879,083	2,028,435	230.7%
Total other expenses, net	$24,696,969	$2,101,011	22,595,958	1075.5%

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

Reserve loss of prepaid advertising credits. Reserve loss of prepaid advertising credits increased by $2.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was driven primarily by concern about management’s assessment regarding the Company’s ability to utilize the advertising credits.

Other Expense. Other expense increased by $2.0 million, or 230.7%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was driven primarily by $1.5 million of additional revenue share expense based on increased revenue in 2021 as compared to 2022. Additionally, there was $0.5 million in fees incurred during 2021 as part of a settlement with a subsidiary’s former shareholders.

Liquidity and Capital Resources

Prior to the Operational Cessation, our primary need for liquidity was to fund working capital requirements of our business, growth, capital expenditures and for general corporate purposes. Our primary source of liquidity had historically been funds generated by financing activities. Upon the Closing on October 29, 2021, we received net proceeds of approximately $42.8 million in cash.

Following the Operational Cessation, our primary need for liquidity has been to fund the restart of our business operations, re-hire employees and pay our expenses. As of the date of this Amended Report, our sole source of liquidity is the funds provided to us under the Loan Agreement with Woodford, of which $1.25 million remains available to us under such agreement. We expect that the most likely source of such future funding presently available to us is through additional borrowings under the Loan Agreement or through the issuance of equity or debt securities. If Woodford does not advance us amounts owed under the Loan Agreement or we are otherwise not able to secure the necessary capital to restart our operations, hire new employees, and obtain funding sufficient to support and restart our operations, we may be forced to permanently cease our operations, sell off our assets and operations, and/or seek bankruptcy protection, which could cause the value of our securities to become worthless.

These conditions, along with our current lack of material revenue producing activities, and significant debt, raise substantial doubt about our ability to continue as a going concern for the next 12 months. For more information, see Note 2 – Significant Accounting Policies, Going Concern to the consolidated financial statements included herein, as well as the risk factors included in Item 1A of this Amended Report entitled “In July 2022, we furloughed the majority of our employees and suspended our lottery game sales operations after determining that we did not have sufficient financial resources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As a result, we may not be able to continue as a going concern” and “We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.”

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

See “—Recent Developments— Loan Agreement with Woodford” above for additional information on the terms of the Loan Agreement.

Cash Flows

Prior to the Operational Cessation, net cash provided used by operating activities was $23.2 million for the year ended December 31, 2021, compared to net cash provided by operating activities of $4.7 million for the year ended December 31, 2020. Factors affecting changes in operating cash flows were interest and stock-based compensation expense along with increased expenses for professional fees, personnel costs, and sales and marketing activities in 2021 as compared to 2020. Net cash used in investing activities during the year ended December 31, 2021 were $13.9 million, compared to $0.0 million for the prior year. The increase was primarily the result of the acquisition of the sports.com domain name as well as the acquisition of Global Gaming completed on June 30, 2021. Net cash provided by financing activities was $59.0 million for the year ended December 31, 2021, compared to $6.0 million for the year ended December 30, 2020. The increase was primarily due to the issuance of debt and proceeds from the Business Combination offset by repayments during 2021.

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

Fair value of financial assets and financial liabilities

Fair value of financial assets and financial liabilities recorded in the consolidated statements of financial position, which cannot be derived from active markets, is determined using a variety of techniques including the use of valuation models. The inputs to these models are derived from observable market data where possible, but where observable market data is not available, judgment is required to establish fair values. Judgment includes, but is not limited to, consideration of model inputs such as volatility, estimated life and discount rates.

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

Deferred Tax Asset and Valuation Allowance

Accounting for deferred tax assets, including those arising from tax loss carry-forwards, requires management to assess the likelihood that we will generate sufficient taxable earnings in future periods in order to utilize recognized deferred tax assets. Assumptions about the generation of future taxable profits depend on management’s estimates of future cash flows. In addition, future changes in tax laws could limit our ability to obtain tax deductions in future periods. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the net deferred tax assets recorded at the reporting date could be impacted.

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

Item 8. Financial Statements and Supplementary Data.

Yusufali & Associates, LLC Certified Public Accountants & IT Consultants AICPA, HITRUST, PCAOB, PCIDSS, & ISC2 Registered 55 Addison Drive, Short Hills, NJ 07078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lottery.com Inc. Spicewood, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying restated consolidated balance sheets of Lottery.com Inc. (the “Company”) as of December 31, 2021, and 2020, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, except for the effects of the Company having not filed its 2021 and 2022 United States federal and state corporate income tax returns as described in note 11 of the financial statements, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters: The management listed the critical audit matters in the notes on accounts as they relate to the current period audit of the financial statements, specifically to (1) Note 3 that refers to the to $30,000,000.00 revenue recognition as the core basis for the restatement of the Financial Statements (2) relate to accounts or disclosures that are material to the financial statements and (3) involved our especially challenging, subjective, or complex judgments. These critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by referring the critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Yusufali Musaji Managing Partner Yusufali & Associates, LLC PCAOB registration # 3313 We have served as the company’s auditor since 2022	May 8, 2023

LOTTERY.COM INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
	(As Restated)

ASSETS
Current assets:
Cash and cash equivalents	$32,638,970	$3,825,511
Restricted cash	-	6,950,000
Accounts receivable	79,181	26,195
Prepaid expenses	22,896,638	22,013,110
Other current assets	226,200	788,033
Total current assets	55,840,989	33,602,849

Investments	250,000	250,000
Goodwill	19,590,758	12,997,048
Intangible assets, net	28,710,980	3,211,250
Property and equipment, net	141,279	670,952
Total assets	$104,534,006	$50,732,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$1,006,535	$2,176,621
Deferred revenue	1,162,335	7,763,593
Convertible debt, net - current	-	8,882,665
Notes payable - current	3,771,340	12,207,180
Accrued interest	176,260	721,717
Accrued and other expenses	4,416,168	2,335,350
Total current liabilities	10,532,638	34,087,126

Long-term liabilities:
Convertible debt, net - non current	-	10,000
Other long term liabilities	1,169	-
Total long-term liabilities	1,169	10,000

Total liabilities	10,533,807	34,097,126

Commitments and contingencies	-	-

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 50,256,317 and 22,658,006 issued and outstanding as of December 31, 2021 and 2020, respectively	50,256	22,658
Additional paid-in capital	239,358,644	111,752,883
Accumulated other comprehensive loss	(655)	-
Accumulated deficit	(148,188,138)	(95,140,568)
Total Lottery.com Inc. stockholders’ equity	91,220,107	16,634,973
Noncontrolling interest	2,780,092	-
Total Equity	94,000,199	16,634,973

Total liabilities and stockholders’ equity	$104,534,006	$50,732,099

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2021	2020
	(Restated)
Revenue	$16,409,922	$7,459,514
Cost of revenue	8,158,707	2,952,415
Gross profit	8,251,215	4,507,099

Operating expenses:
Personnel costs	20,536,328	4,477,955
Professional fees	8,279,798	1,121,218
General and administrative	5,020,495	1,084,784
Depreciation and amortization	4,292,606	1,533,994
Total operating expenses	38,129,227	8,217,951
Loss from operations	(29,878,012)	$(3,710,852)

Other expenses
Interest expense	19,789,451	1,221,928
Reserve loss of prepaid advertising credits	2,000,000	-
Other expense	2,907,518	879,083
Total other expenses, net	24,696,969	2,101,011

Net loss before income tax	$(54,574,981)	$(5,811,863)
Income tax expense (benefit)	(1,664,335)	800
Net loss	(52,910,646)	(5,812,663)

Other comprehensive loss
Foreign currency translation adjustment, net	(655)	-
Comprehensive loss	(52,911,301)	(5,812,663)

Net income attributable to noncontrolling interest	136,924	-
Net loss attributable to Lottery.com Inc.	(53,048,225)	(5,812,663)

Net loss per common share
Basic and diluted	$(2.04)	$(0.26)

Weighted average common shares outstanding
Basic and diluted	25,998,831	22,658,006

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEAR ENDING DECEMBER 31, 2021 and 2020

(RESTATED)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2019	22,658,006	$22,658	-	$-	$109,681,451	$(89,327,905)	$-	$20,376,204	$-	$20,376,204

Beneficial conversion feature	-	-	-	-	1,405,341	-	-	1,405,341	-	1,405,341
Issuance of digital securities	-	-	-	-	649,992	-	-	649,992	-	649,992
Stock-based compensation	-	-	-	-	16,099	-	-	16,099	-	16,099
Net loss	-	-	-	-	-	(5,812,663)	-	(5,812,663)	-	(5,812,663)

Balance as of December 31, 2020	22,658,006	$22,658	-	$-	$111,752,883	$(95,140,568)	$-	$16,634,973	$-	$16,634,973

Issuance of common stock upon stock option exercise	737,732	738	-	-	252,979	-	-	253,717	-	253,717
Issuance of common stock upon warrant exercise	177,684	177	-	-	117,832	-	-	118,009	-	118,009
Effect of reverse capitalization, net	11,384,655	11,385	-	-	38,942,930	-	-	38,954,315	-	38,954,315
Conversion of convertible debt	11,162,735	11,163	-	-	64,764,379	-	-	64,775,542	-	64,775,542
Issuance of common stock in business acquisition	687,439	687	-	-	459,004	-	-	459,691	-	459,691
Beneficial conversion feature on notes payable	-	-	-	-	8,480,697	-	-	8,480,697	-	8,480,697
Issuance of digital securities	-	-	-	-	108,331	-	-	108,331	-	108,331
Stock-based compensation (Restated)	3,448,066	3,448	-	-	14,479,609	-	-	14,483,057	-	14,483,057
Minority interest in business acquisition (Restated)	-	-	-	-	-	-	-	-	2,643,168	2,643,168
Other comprehensive loss	-	-	-	-	-	-	(655)	(655)	-	(655)
Net loss (Restated)	-	-	-	-	-	(53,047,570)	-	(53,047,570)	136,924	(52,910,646)

Balance as of December 31, 2021 (Restated)	50,256,317	$50,256	-	$-	$239,358,644	$(148,188,138)	$(655)	$91,220,107	$2,780,092	$94,000,199

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2021	2020
Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	$(53,048,225)	$(5,812,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interest	136,924	-
Depreciation and amortization	4,292,606	1,533,994
Non-cash interest expense	17,274,299	827,647
Stock-based compensation expense	14,483,057	16,099
Forgiveness of PPP Loan	(493,125)	-
Loss on extinguishment of debt	115,788	-
Issuance of debt to pay expenses	2,732,167	-
Income tax valuation allowance	(1,653,067)	-
Other non-cash items, net	655	-

Changes in assets & liabilities:
Accounts receivable	(18,852)	-
Prepaid expenses	(878,504)	295,772
Other current assets	627,182	(38,167)
Trade payables	(1,557,570)	(341,251)
Deferred revenue	(6,735,965)	7,647,305
Accrued interest	(545,457)	394,282
Accrued and other expenses	2,080,818	174,023
Other long term liabilities	1,169	-
Net cash provided by operating activities	(23,186,100)	4,697,041

Cash flow from investing activities
Purchases of property and equipment	(27,474)	(21,915)
Purchases of intangible assets	(517,894)	-
Investment in subsidiary, net	(13,399,408)	-
Net cash used in investing activities	(13,944,776)	(21,915)

Cash flow from financing activities
Issuance of digital securities	108,332	649,992
Proceeds from exercise of options and warrants	371,726	-
Proceeds from issuance of convertible debt	23,483,500	5,271,363
Payment of debt issuance costs	(1,115,031)	-
Proceeds from issuance of notes payable	5,000,000	910,825
Proceeds from reverse recapitalization	42,794,176	-
Principal payments on debt	(11,647,713)	(890,287)
Net cash provided by financing activities	58,994,990	5,941,893
Effect of exchange rate changes on cash	(655)	-
Net change in net cash and restricted cash	21,863,459	10,617,019
Cash and restricted cash at beginning of period	10,775,511	158,492
Cash and restricted cash at end of period	$32,638,970	$10,775,511

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$4,438,623	$-
Taxes paid in cash	$5,578	$-
Non cash investing and financing activities
Conversion of convertible debt into common stock	$63,484,240	$-
Capitalization of interest from loan extinguishment	$44,614
Purchase of intangible assets through the issuance of convertible debt	$15,450,000
Issuance of convertible debt in exchange for outstanding liabilities	$1,855,000
Issuance of convertible debt in exchange for notes payable	$4,531,250
Common stock issued as part of acquisition	$459,691
Beneficial conversion feature on notes payable	$8,480,697	$-

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

The Company is a leading provider of domestic and international lottery products and services. As an independent third-party lottery game service, the Company offers a platform that it developed and operates to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad (the “Platform”). The Company’s revenue generating activities are focused on (i) offering the Platform via the Lottery.com app and our websites to users located in the U.S. and international jurisdictions where the sale of lottery games is legal and our services are enabled for the remote purchase of legally sanctioned lottery games (our “B2C Platform”); (ii) offering an internally developed, created and operated business-to-business application programming interface (“API”) of the Platform to enable commercial partners in permitted U.S. and international jurisdictions to purchase certain legally operated lottery games from the Company and resell them to users located within their respective jurisdictions (“B2B API”); and (iii) delivering global lottery data, such as winning numbers and results, and sports data, such as scores and statistics, to commercial digital subscribers and provide access to other proprietary, anonymized transaction data pursuant to multi-year contracts (“Data Service”).

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

On July 28, 2022, the Board determined that the Company did not currently have sufficient financial resources to fund its operations or pay certain existing obligations, including its payroll and related obligations and effectively ceased its operations furloughing certain employees effective July 29, 2022 (the “Operational Cessation”). Subsequently, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain aspects of its core business (the “Plans for Recommencement of Company Operations”).

On April 25, 2023, as part of the Plans for Recommencement of Company Operations, the Company resumed its ticket sales operations to support its affiliate partners through its Texas retail network.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and classification of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result if the Company is unable to continue as a going concern.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Due to losses experienced by the Company’s Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $148 million and a working capital deficiency of approximately $45.3 million at December 31, 2021. For the year ending December 31, 2021, the Company sustained a net loss of $53 million. The Company sustained a loss from operations of $29.9 million and $3.7 million for the years ending December 31, 2021 and 2020, respectfully. Subsequently, the Company sustained additional operating losses and anticipates additional operating losses for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern .

The Company has historically funded its activities to date almost exclusively from debt and equity financing. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt. Although Management believes that it will be able to continue to raise funds by sale of its securities to provide the additional cash needed to meet the Company’s obligations as they become due beginning with a loan agreement the Company entered into with Woodford Eurasia Assets, Ltd. (“Woodford”) on December 7, 2022 (see Subsequent Events), the Plans for Recommencement of Company Operations to require substantial funds to implement and there is no assurance that the Company will be able to continue raising the required capital.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements depends on its ability to execute its business plan, increase revenue, and reduce expenditures. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash holdings deposits are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $19,790 at April 30, 2023 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

The Company had no marketable securities as of December 31, 2021 and December 31, 2020.

As of December 31, 2020, restricted cash included $6,950,000 escrow deposit related to the Company’s future performance obligations to provide data access to a third party under a Master Service Agreement dated December 12, 2020. As of December 31, 2021, the restricted cash balance was $0 as the Company met all requirements in the agreement. (See Subsequent Events – In 2022, the Company pledged $30,000,000 for a third-party a line of credit which was subsequently claimed for settlement of such line of credit)

Accounts Receivable

The Company through its various merchant providers pre-authorizes forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and does not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, which are its customers, in the normal course of business. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. The Company did not record any allowance for uncollectible receivables as of December 31, 2021 and 2020. The Company has not incurred bad debt expense historically.

Prepaid Expenses

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with a third party to provide advertising services and issued equity instruments as compensation for the advertising services (“Prepaid advertising credits”). The Company expenses the service as it is performed by the third party. The value of the services provided were used to value these contracts, except the Company expensed reserve loss of prepaid advertising credits of $2,000,000 for the year ended The current portion of prepaid expenses is included in current assets on the consolidated balance sheets. The Company has remaining prepaid expenses of $22,013,110 and $22,896,638 for the years ended December 31, 2021 and 2020, respectfully.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of ASC 350, “Goodwill and Other Intangible Assets”. The Company reviewed for impairment and determined that no impairment indicators exist as of December 31, 2021 and 2020. See Footnote 6 for further discussion.

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

Lottery game revenue

Items that fall under this revenue classification include:

Lottery game sales

The Company’s performance obligations of delivering lottery games are satisfied at the time in which the digital representation of the lottery game is delivered to the user of the B2C Platform or the commercial partner of the B2B API, therefore, are recognized at a point in time. The Company receives consideration for lottery game sales at the time of delivery to the customer, which may be the user or commercial partner, as applicable. There is no variable consideration related to lottery game sales. As each individual lottery game delivered represents a distinct performance obligation and consideration for each game sale is fixed, representing the standalone selling price, there is no allocation of consideration necessary.

In accordance with Accounting Standards Codification (“ASC”) 606, the Company evaluates the presentation of revenue on a gross versus net basis dependent on if the Company is a principal or agent. In making this evaluation, some of the factors that are considered include whether the Company has control over the specified good or services before they are transferred to the customer. The Company also assesses if it is primarily responsible for fulfilling the promise to provide the goods or services, has inventory risk, and has discretion in establishing the price. For all of the Company’s transactions, management concluded that gross presentation is appropriate, as the Company is primarily responsible for providing the performance obligation directly to the customers and assumes fulfillment risk of all lottery game sales as it retains physical possession of lottery game sales tickets from time of sale until the point of redemption. The Company also retains inventory risk an all lottery game sales tickets as they would be responsible for any potential winnings related to lost or unredeemable tickets at the time of redemption. Finally, while states have the authority to establish lottery game sales prices, the Company can add service fees to ticket prices evidencing its ability to establish the ultimate price of the lottery tickets being sold.

Other associated revenue

The Company’s performance obligations in agreements with certain customers are to provide a license of intellectual property related to the use of the Company’s tradename for marketing purposes by partners of the Company. Customers pay a license fee up front. The transaction price is deemed to be the license issue fee stated in the contract. The license offered by the Company represents a symbolic license which provides the customer with the right to use the Company’s intellectual property on an ongoing basis with continued support throughout the term of the contract in the form of ongoing maintenance of the underlying intellectual property. There is no variable consideration related to these performance obligations.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2021 and 2020 were approximately $1,888,000 and $66,000, respectively.

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

  3. Restatement of Financial Statements

Management of the Company re-evaluated its accounting for year ending December 31, 2021, the Company determined to restate its previously issued financial statements as of December 31, 2021 and the year then ended to correct accounting errors related to cash on hand, accounts receivable, prepaid expenses, deferred revenue, accrued expenses, revenue, costs of revenue, reserve losses of prepaid advertising credits and stock-based compensation which caused the following misstatements:

The following tables summarize the effect of the restatements on the specific items presented in our previously reported financial statements:

LOTTERY.COM INC

BALANCE SHEET

	December 31,			December 31,
	2021	Adjustments		2021
	(As Filed)			(As Restated)
ASSETS
Current assets:
Cash	$62,638,970	(30,000,000)	(1)	$32,638,970
Accounts receivable	21,696,653	(21,617,472)	(1) (2)	79,181
Prepaid expenses	$13,896,638	9,000,000	(1) (2)	$22,896,638
Other current assets	226,200			226,200
Total current assets	98,458,461			55,840,989

Long-term assets	48,693,017			48,693,017
Total assets	$147,151,478			$104,534,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$1,006,535			$1,006,535
Deferred revenue	662,335	500,000	(1)	1,162,335
Notes payable - current	3,771,340	-		3,771,340
Accrued interest	176,260	-		176,260
Accrued and other expenses	4,528,815	(112,647)	(3)	4,416,168
Total current liabilities	10,145,285			10,532,638

Long-term liabilities:
Other long term liabilities	1,169			1,169
Total long-term liabilities	1,169			1,169

Total liabilities	10,146,454			10,533,807

Commitments and contingencies

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-			-
Common stock, par value $0.001, 500,000,000 shares authorized, 50,256,317 and 22,658,006 issued and outstanding as of December 31, 2021 and 2020, respectively	46,808	3,448	(7)	50,256
Additional paid-in capital	240,411,298	(1,049,206)	(4)	239,358,644
Accumulated other comprehensive loss	(655)	-		(655)
Accumulated deficit	(106,232,518)	(41,955,620)	(6)	(148,188,138)
Total Lottery.com Inc. stockholders’ equity	134,224,933			91,220,107
Noncontrolling interest	2,780,091			2,780,092
Total Equity	137,005,024			94,000,199

Total liabilities and stockholders’ equity	$147,151,478			$104,534,006

LOTTERY.COM INC

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2021	Adjustments		2021
	(As Filed)			(As Restated)
Revenue	$68,527,394	(52,117,472)	(1) (2)	$16,409,922
Cost of revenue	19,158,707	(11,000,000)	(1) (2)	8,158,707

Gross profit	49,368,687			8,251,215
Operating expenses:	39,178,433	(1,049,206)	(3)	38,129,227
Loss from operations	10,190,254			$(29,878,012)

Other expenses
Interest expense	19,789,451			19,789,451
Reserve loss of prepaid advertising credits	-	2,000,000	(1) (2)	2,000,000
Other expense	2,907,518			2,907,518
Total other expenses, net	22,696,969			24,696,969

Net loss before income tax	$(12,506,715)	-		$(54,574,981)
Income tax expense (benefit)	(1,551,689)	(112,646)	(5)	(1,664,335)
Net loss	(10,955,026)			(52,910,646)

Other comprehensive loss
Foreign currency translation adjustment, net	(655)			(655)
Comprehensive loss	(10,955,681)			(52,911,301)

Net income attributable to noncontrolling interest	136,924			136,924
Net loss attributable to Lottery.com Inc.	(11,092,605)	(41,955,620)	(6)	(53,048,225)

Net loss per common share
Basic and diluted	$(0.43)			$(2.04)

Weighted average common shares outstanding
Basic and diluted	25,998,831			25,998,831

LOTTERY.COM INC

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended
	December 31,
	2021	Adjustments		2021
	(As Filed)			(As Restated)
Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	(11,091,950)	$(41,955,620)	(6)	(53,047,570)
Adjustments to reconcile net loss to net cash used in operating activities:	37,937,855	$(1,049,206)	(7)	36,888,649

Changes in assets & liabilities:
Accounts receivable	(21,636,324)	21,617,472	(1) (2)	(18,852)
Prepaid expenses	8,121,496	(9,000,000)	(1) (2)	(878,504)
Other current assets	727,182	(100,000)	(9)	627,182
Trade payables	(1,171,557)	(386,013)	(9)	(1,557,570)
Deferred revenue	(7,101,258)	365,293	(1) (2)	(6,735,965)
Accrued interest	(545,457)			(545,457)
Accrued and other expenses	2,860,728	(779,910)	(9)	2,080,818
Other long term liabilities	1,169			1,169
Net cash provided by operating activities	8,101,884			(23,186,100)

Cash flow from investing activities
Purchases of property and equipment	(28,170)	696	(9)	(27,474)
Purchases of intangible assets	(5,192,050)	4,674,156	(9)	(517,894)
Investment in subsidiary, net	(10,012,540)	(3,386,868)	(9)	(13,399,408)
Net cash used in investing activities	(15,232,760)			(13,944,776)

Cash flow from financing activities
Issuance of digital securities	108,332			108,332
Proceeds from exercise of options and warrants	371,726			371,726
Proceeds from issuance of convertible debt	23,483,500			23,483,500
Payment of debt issuance costs	(1,115,031)			(1,115,031)
Proceeds from issuance of notes payable	5,000,000			5,000,000
Proceeds from reverse recapitalization	42,794,176			42,794,176
Principal payments on debt	(11,647,713)			(11,647,713)
Net cash provided by financing activities	58,994,990			58,994,990
Effect of exchange rate changes on cash	(655)			(655)
Net change in net cash and restricted cash	51,863,459	(30,000,000)	(1)	21,863,459
Cash and restricted cash at beginning of period	10,775,511			10,775,511
Cash and restricted cash at end of period	62,638,970			32,638,970

The specific explanations for the items noted above in the restated financial statements are as follows:

(1)	On January 4, 2022, AutoLotto entered into a Business Loan Agreement (the “Business Loan”) with The Provident Bank (“Provident”), pursuant to which the Company borrowed $30,000,000 from Provident, which was evidenced by a $30,000,000 Promissory Note. In accordance with the terms of the Business Loan, upon entering into the agreement, $30,000,000 in a separate account with Provident was pledged as security for the amount outstanding under the loan (“Collateral Security”). The $30,000,000 Collateral Security became restricted and remained restricted until October 12, 2022, when AutoLotto defaulted on its obligations under the Business Loan and Provident foreclosed on the $30,000,000 of Collateral Security. The Collateral Security, which was in the form of restricted cash, was presented as a contingent liability on the Company’s balance sheet from March 31, 2022 until the obligation was satisfied in October of 2022.

(2)	After reexamination of various transactions that occurred in 2021 and which were later rescinded or canceled in 2022, the Company has restated revenue on its financial statements for the year ended December 31, 2021, to reflect a change in the recognition of income in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606

a.	On September 20, 2021, the Company entered into a purchase agreement with a major customer for the sale of various service credits with a total purchase price of $30 million dollars. Upon execution of the purchase agreement, the Company recognized the income and the customer was required make payment within 90 days. The customer provided payment prior to December 31, 2021, in the form of a check accepted by the Company for deposit and included in undeposited funds. During 2022, the Company discovered that the original service credits were non-transferrable and that the Company had pledged its own cash accounts to secure a line of credit in the amount of $30,000,000 utilized by the customer to provide the Company with payment towards the purchase of the service credits. Since the Company was prohibited from transferring the advertising portion of the service credits and could not complete the sale of such credits, the Company cancelled the transaction and could not recognize the income, nor recognize a cash payment in the Company’s financial statements. In addition, the Company had recorded cost of sales and a corresponding pre-paid expense related to this transaction in the amount of $10,000,000. As a result, in the restated December 31, 2021 financial statements, the Company decreased both cash and revenue by $30,000,000, for the year ended December 31, 2021; and reversed the cost of sales resulting in a decrease to cost of sales and an increase to pre-paid expense by $10,000,000 each for the year ended December 31, 2021.

b.	In addition, the Company had invoiced the customer a further $17,117,472 for various services and advertising credits for the year ended December 31, 2021 and $18,539,472 during the three months ending March 31, 2022. The Company recorded such amounts to both revenue and accounts receivable, respectfully. As a result of the cancellation of the transaction due to the inability of the Company to transfer the credits and related services, the Company decreased both accounts receivables and revenues by $17,117,472, in the restated financial statements for the year ended December 31, 2021; and $18,539,472, in the restated financial statements for the three months ended March 31, 2022.

c.	The total adjustment to accounts receivable was an increase of $21,617,472.

d.	The total adjustment to pre-paid expenses was a decrease of $9,000,000.

e.	The total adjustment to accrued expense and other expenses was an increase of $112,647.

f.	The total adjustment to revenue was a decrease of $52,117,472.

g.	The total adjustment to cost of revenue was an increase of $11,000,000.

(3)	During the Company’s reassessment of all accounts as of December 31, 2021, the Company determined that approximately $2,000,000 of prepaid advertising credits purchased during 2017 and 2018 may not be able to be fully utilized. As a result, the Company decreased prepaid expenses of $2,000,000 and increased its loss reserve for prepaid advertising credits by $2,000,000, in the restated financial statements for the year ended December 31, 2021.

(4)	After the termination of several officers and employees subsequent to December 31, 2022 and the cancelation of various options and/or warrants held by these individuals, the Company, the Company decreased stock-compensation expense in the amount of $1,049,206.

(5)	In an unrelated transaction, the Company entered into an agreement with another customer totaling $5,000,000 in 2021. The Company recognized the full amount of the contract and recorded $5,000,000 as revenue and accounts receivable for the year ended December 31, 2021. The Company started performing the services under the agreement during 2021, which services were to be completed in 2022. During October of 2021, the customer paid $500,000 towards these services. Subsequently, the Company determined that, in accordance with ASC 606, due to an uncertainty of collectability of the remaining accounts receivable, the Company should not have recognized any revenue from this agreement during the year ended December 31, 2021. As a result of the payment of $500,000 received during the year ended December 31, 2021, the Company is allowed to record deferred revenue in the amount of $500,000. As a result, the Company decreased accounts receivable by $4,500,000, increased deferred revenue by $500,000 and decreased revenue by $5,000,000, for the year ended December 31, 2021.

(6)	As a result of all the foregoing adjustments, the Company reevaluated the classifications of accounts on the statements of cash flows accordingly.

(7)	On October 28, 2021, the Company granted 3,832,431 restricted stock awards and as of December 31, 2021 issued 3,448,066 not previously reported on the balance sheet and statement of equity as issued and outstanding.

  4. Business Combination

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

Goodwill recognized in connection with the           - is primarily attributed to an anticipated growing lottery market in Mexico that are expected to be achieved from the integration of these Mexican entities. None of the goodwill is expected to be deductible for income tax purposes.

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

	For the year ended December 31, 2021
	Lottery.com (As presented above)	Global Gaming Acquisition (Historical) (unaudited)	Pro forma Lottery.com
Total revenues	$16,409,922	1,962,370	$18,372,292
Net income (loss)	(50,790,472)	(86,162)	(50,876,634)
Net income (loss) attributable to shareholders	$(50,927,396)	(86,162)	$(51,013,558)

Net income (loss) per common share
Basic and diluted	$(1.96)		$(1.96)

Weighted average common shares outstanding
Basic and diluted	25,998,831		25,998,831

Subsequently, the Company adjusted Goodwill for the recording of related deferred tax liabilities as the Company released $1.6 million of valuation allowance since the additional deferred tax liabilities represent a future source of taxable income. See Note 11.

  5. Property and Equipment, net

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

  6. Intangible assets, net

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

Software development costs of $2,080,099 relate to projects not placed in service as of December 31, 2021, amortization will be calculated using the straight line method over the appropriate estimated useful life.

  7. Notes Payable and Convertible Debt

Secured Convertible Note

In connection with the Lottery.com domain purchase, the Company issued a secured convertible promissory note (“Secured Convertible Note”) with a fair value of $935,000 that matured in March 2021. The Company used the fair value of the Secured Convertible Note to value the debt instrument issued. In March 2021, the Secured Convertible Note was fully converted into 1,398,221 shares of the Company’s common stock (see Note 8).

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties have verbally agreed to extend the maturity of the notes to December 31, 2021. As of December 31, 2021 and December 31, 2020, the balance due on these notes was $0 and $821,500, respectively. The Company cannot prepay the loan without consent from the noteholders. As of December 31, 2021, there have been no Qualified Financing events, that trigger conversion, this included the TDAC combination. As of December 31, 2021, the remaining outstanding balance of $771,500 relates to notes that are no longer convertible and have been reclassified to Notes Payable as per the agreement. Accrued interest on the note payable was $138,822 at December 31, 2021.

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

During the year ended December 31, 2021, the Company entered into multiple Convertible Promissory Note agreements with unaffiliated investors for an aggregate amount of $38,893,733. The notes bear interest at 8% per year, are unsecured, and are due and payable on dates ranging from December 2021 to December 2022. The Company cannot prepay these loans without consent from the noteholders. As of December 31, 2021, the Series B Convertible Notes had a balance of $0. The Company also issued additional convertible promissory notes with unaffiliated investors for an aggregate amount of $10,000,000 which bear interest at 6% per year, are unsecured and are due in May 2023.

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

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 9,764,511 shares of Lottery.com common stock. As of December 31, 2021, the remaining notes comprising the outstanding balance of $185,095 are no longer convertible and have been reclassified to notes payable. See Note 4 Accrued interest on this note payable as of December 31, 2021 was $35,184.

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

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of December 31, 2021 and 2020, the balance of the loan was $150,000 respectively. As of December 31, 2021, the accrued interest on this note was $2,255.

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

  8 Stockholders’ Equity

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

As of December 31, 2021 and December 31, 2020, 50,256,317 shares and 22,658,006 shares, respectively, were outstanding. During the year ended December 31, 2021, the Company issued the following shares of common stock.

Issuance of Common Stock in Reverse Merger (Note 4)	11,384,655
Issuance of Common Stock in Global Gaming Acquisition (Note 4)	687,439
Exercise of options (Note 9)	737,732
Exercise of warrants (See below)	177,684
Conversion of convertible debt (Note 7)	11,162,735

Total	24,150,245

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

Beneficial Conversion Feature – Convertible Debt

As detailed in Note 7 – Notes Payable and Convertible Debt, the Company has issued two series of convertible debt. Both issuances resulted in the recognition of the beneficial conversion features contained within both of the instruments. The Company recognized the proceeds allocable to the beneficial conversion feature of $8,480,697 as additional paid in capital and a corresponding debt discount of $2,795,000. This additional paid in capital is reflected in the accompanying consolidated Statements of Equity.

Earnout Shares

As detailed in Note 4 – as part of the TDAC Combination as of December 31, 2021 a total of 5,000,000 Earnout Shares are eligible for issuance until December 31, 2022.

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

Restricted awards

The Company awarded restricted stock to employees on October 28, 2021, which were granted with various vesting terms including immediate vesting, service-based vesting, and performance-based vesting. In accordance with ASC 718, the Company has classified the restricted stock as equity.

For employee issuances, the measurement date is the date of grant, and the Company recognizes compensation expense for the grant of the restricted shares, over the service period for the restricted shares that vest over a period of multiple years and for performance-based vesting awards, the Company recognizes the expense when management believes it is probable the performance condition will be achieved. As of December 31, 2021, the Company had granted 3,832,431 shares with vesting to begin April 2022. For the year ended December 31, 2021, the Company recognized $14,483,056 of stock compensation expense related to the employee restricted stock grants. As of December 31, 2021, unrecognized stock-based compensation associated with the restricted stock awards is $41,006,168 which will be expensed over the next 3.75 years.

The Company had restricted stock activity summarized as follows:

Weighted
Average
	Number of	Grant
	Shares	Fair Value
Outstanding at December 31, 2020	-	$-
Granted	3,832,431	14.75
Vested	-	-
Forfeited/cancelled	-	-
Restricted shares unvested at December 31, 2021	3,832,431	$14.75

  10. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share :

	Years Ended December 31,
	2021	2020

Comprehensive net loss attributable to stockholders	$(53,048,225)	$(5,812,663)

Weighted average common shares outstanding
Basic and diluted	25,998,831	22,658,006

Net loss per common share
Basic and diluted	$(2.04)	$(0.26)

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

  11. Income Taxes

The Company’s pre-tax income (loss) by jurisdiction was as follows for the years ending December 31, 2021 and December 31, 2020;

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Domestic	$(55,259,603)	$(5,811,863)
Foreign	$684,622	-
Total	$(54,574,981)	$(5,811,863)

The provision for income taxes for continuing operations for the year ended December 31, 2021 and 2020 consist of the following:

	Year ended December 31, 2021	Year ended December 31, 2020
Current income taxes
Federal	(16,846)	-
State	5,578	800
Foreign	-	-
Total current income taxes	(11,268)	800

33Deferred income taxes
Federal	(1,757,535)	-
State	-	-
Foreign	104,467	-
Total deferred income taxes	(1,653,067)	800
Valuation allowance	-
Total income tax expense (benefit)	(1,664,335)	800

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

	Year ended December 31, 2021	Year ended December 31, 2020
Tax Expense at statutory federal rate of 21%	$(11,460,747)	$(1,069,636)
State income taxes, net of federal income tax benefit	-	-
Foreign rate differential	127,739	-
Permanent differences	2,106,611	359,450
Other – Miscellaneous	-	40
Change in valuation allowance	7,562,061	710,946
Income tax expense (benefit)	$(1,664,335)	$800

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	2021	2020
Long-term deferred tax assets:
Federal net operating loss carryforwards	$20,145,126	$13,211,841
Foreign net operating loss carryforwards	(321,331)	-
Stock compensation	3,308,116
Fixed assets	-	6,648
Intangible assets	-	121,333
Other	19,540	170,880
Total deferred tax assets before valuation allowance	$23,151,451	$13,510,703

Deferred tax liabilities:
Fixed assets	$336,699	$-
Intangible assets	1,452,273	-
Total deferred tax liabilities	1,788,972	-

Valuation allowance	(21,362,480)	(13,510,703)
Net deferred tax assets and liabilities	$-	$-

Due to the Global Gaming acquisition and the recording of related deferred tax liabilities, the Company released approximately $1,600,000 of valuation allowance since the additional deferred tax liabilities represent a future source of taxable income. For the year ended December 31, 2021, the valuation allowance increased by approximately $7,852,000. the Company believes a full valuation allowance against the net deferred tax asset is appropriate at this time. The Company will continue to evaluate the realizability of its deferred tax assets in future years.

At December 31, 2021, our carryforwards available to offset future taxable income consisted of federal net operating loss (“NOL”) carryforwards of approximately $91,739,683, $27,018,316 of which expires between 2036 and 2037 and $64,721,367 of which has no expiration date.

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

The Company files U.S. federal and state returns. The Company’s foreign subsidiary also files a local tax return in their local jurisdiction. From a U.S. federal, state and Mexican perspective the years that remain open to examination are consistent with each jurisdiction’s statute of limitations. The Company has not filed its 2021 and 2022 for U.S. federal and state corporate income tax returns. The Company’s foreign subsidiary in Mexico is current with the filing of its tax returns through 2022. The Company expects to file these documents as soon as possible. While the Company is in a net loss position and expects no income tax amounts to be due except for minimum state and local income taxes, the Company is at risk for failure to file. As of the date of this Amended Report, the Company has not been informed that such penalties have been assessed, therefore no accrual for such has been recorded in the Company’s financial statements. The Company’s federal income tax returns for the years 2017-2022 remain subject to examination by the Internal Revenue Service.

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
$349,780

Litigation and Other Loss Contingencies

As of December 31, 2021, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Note 15 for additional information.

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

During the years ended December 31, 2021 and 2020, the Company entered into a services agreement with Master Goblin Games, LLC (“Master Goblin Games”), an entity owned by Ryan Dickinson, a former officer of the Company, to facilitate the establishment of receipt of retail lottery licenses in certain jurisdictions. As of December 31, 2021, the Company had no outstanding related party payables.

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

In January 2023, Woodford Eurasia Assets, Ltd. signed a letter of intent to acquire Master Goblin. Such letter of intent would give Woodford the right to appoint a director to the Board of Directors of the Company (see Subsequent Events). As of the date of this Amended Report, no definitive documentation for this transaction has been signed.

  14. Revenue Disaggregation

Revenue disaggregation consists of the following:

	2021	2020

Gaming	8,506,176	3,069,373
Other	7,903,746	4,390,141
Total	16,409,922	7,459,514

  15. Subsequent Events

Effective July 1, 2022, Harry Dhaliwal was named as the Company’s Interim Chief Financial Officer and principal financial officer. The Company entered into a consulting agreement with Mr. Dhaliwal on July 1, 2022 (the “Consulting Agreement”). The Consulting Agreement provided for Mr. Dhaliwal to serve as Interim Chief Financial Officer of the Company for six months, commencing on July 1, 2022 and terminating on December 31, 2022. Mr. Dhaliwal’s consulting services could be terminated earlier than December 31, 2022 (i) upon Mr. Dhaliwal’s resignation or death or (ii) by either the Company or Mr. Dhaliwal without cause or reason upon written notice to the other party 15 days prior to the termination date of the Consulting Agreement. Mr. Dhaliwal agreed to among other things, assist the Company with its financial systems, develop a financial dashboard for the Board of Directors and Senior Management and carry out a comprehensive review of the Company’s finance function. The Consulting Agreement included customer and employee non-solicitation provisions as well as confidentiality obligations. Pursuant to the Consulting Agreement, Mr. Dhaliwal was to be paid a total of $209,550 based on completion of tasks and to have the opportunity to receive a discretionary bonus in the amount of $50,000. On October 9, 2022, Mr. Dhaliwal, resigned as the Interim Chief Financial Officer and principal financial officer of the Company with immediate effect.

On July 21, 2022, Lawrence Anthony “Tony” DiMatteo III, the then Chief Executive Officer of the Company and a member of its Board of Directors, provided a notice of resignation as CEO of the Company, its wholly-owned subsidiary, AutoLotto, and all of its other subsidiaries and affiliates with the exception of LTRY WinTogether, Inc., with immediate effect. In connection with Mr. DiMatteo’s resignation, the Company entered into a resignation and release agreement with Mr. DiMatteo effective July 22, 2022 (the “Release Agreement”). Pursuant to the Release Agreement, Mr. DiMatteo resigned as CEO of the Company effective July 22, 2022.

Following Mr. DiMatteo’s resignation, he agreed to serve as Senior Advisor to the Board commencing on July 22, 2022 and continuing until the either party gives not less than ten (10) days’ prior notice to the other party (the “Consulting Period”) unless certain conditions for earlier termination become applicable. Mr. DiMatteo agreed to, among other things, (i) provide consulting and advisory services to the Board of Directors of the Company as requested and (ii) cooperate in any ongoing and any future investigation by or related to the Company. Non-compete and customer and employee non-solicitation provisions as well as confidentiality obligations from prior agreements entered into between Mr. DiMatteo and the Company will apply while he consults and for a period of one year thereafter. Mr. DiMatteo may be paid $1,000 per month for each month during which he provides services to the Company, and reimbursed for business expenses validly incurred prior to his resignation. The Agreement includes a general release of claims by Mr. DiMatteo.

On July 28, 2022, the Board determined that the Company did not currently have sufficient financial resources to fund its operations or pay certain existing obligations, including its payroll and related obligations and ceased its operations. Accordingly, the Company furloughed certain employees effective July 29, 2022. As of March 31, 2023, the Company owed approximately $1.4 million in outstanding payroll obligations.

On July 29, 2022, the Company filed its original Verified Complaint for Breach of Contract and Specific Performance (the “Streicher Complaint”) against J. Streicher Financial, LLC (“Streicher”) in the Court of Chancery of the State of Delaware (the “Chancery Court”), styled AutoLotto, Inc. dba Lottery.com v. J. Streicher Financial, LLC (Case No. 2022-0661-MTZ). In the Streicher Complaint, the Company alleged that Streicher breached the contract entered into by the parties on March 9, 2022 and demanded that Streicher return $16,500,000.00 it owed to the Company. On September 26, 2022, the Chancery Court entered an order in favor of the Company, Granting with Modifications Company’s Motion for Partial Summary Judgment in the amount of $16,500,000.00 (the “Streicher Judgment”). On October 27, 2022, the Chancery Court further awarded the Company $397,036.94 in attorney’s fees (the “Fee Order”). On November 15, 2022, the Company initiated efforts against Streicher to seek collections on the Judgment. On December 8, 2022, the Company’s prior attorney Skadden, Arps, Slate, Meagher & Flom, LLP (“Skadden”) filed its Combined Motion to Withdraw as Counsel and For a Charging Lien in amount of $3,024,201.17 for legal fees unpaid by Company (“Skadden’s Motion”). On December 30, 2022, the Company filed its response to Skadden’s Motion, alleging that the Chancery Court should deny Skadden’s Motion for a Charging Lien as a matter of law or, in the alternative, limit the charging lien to the amount of the attorneys’ fees awarded by the Fee Order. As of the date of this Amended Report, the Chancery Court has not set Skadden’s Motion for an oral hearing, nor has it entered an order on the motion. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000.00. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000.00 and had agreed to make another payment in the amount of $75,000.00 on February 28, 2023, which it failed to make. The Company intends to fully collect on the Judgment and shall pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied. See “Item 1A. Risk Factors – Legal Proceedings Risks – We may not recover amounts owed to us from J. Streicher Financial, LLC” for further information.

On August 19, 2022, Preston Million filed the Class Action Complaint (the “Class Action Complaint”) against the Company and certain former officers and directors of the Company in the United States District Court for Southern District of New York (the “SDNY”), styled Preston Million, Individually and on Behalf of All Others Similarly Situated vs. Lottery.com, Inc. f/k/a Trident Acquisitions Corp., Anthony DiMatteo, Matthew Clemenson and Ryan Dickinson (Case No. 1:22-cv-07111-JLR). The Class Action Complaint alleged violations by all defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) 15 U.S.C. §§ 78j(b), 78t(a), as amended by the Private Securities Litigation Reform Act of 1995 (“PSLRA”), U.S.C. § 78u-4 et seq. (collectively “Federal Securities Laws”). On November 18, 2022, the SNDY ordered the appointment of RTD Bros, LLC, Todd Benn, Tom Benn and Tomasz Rzedian (collectively “Lottery Investor Group”) as lead plaintiff and Glancy Prongay & Murray, LLP as lead counsel for plaintiffs and for the class in the case. On December 5, 2022, the Court stipulated a Scheduling Order in the case. On January 12, 2023, the Company’s legal counsel timely filed its Notice of Appearance. On January 31, 2022, plaintiffs filed their Amended Complaint adding Kathryn Lever, Marat Rosenberg, Vadim Komissarov, Thomas Gallagher, Gennadii Butkevych, Ilya Ponomarev as additional defendants in the case. The Amended Complaint alleges, among other things, that defendants made materially false and misleading statements in violation of Section 10(b),14(a) and 20(a) of the Exchange Act and plaintiffs seek compensatory damages, reasonable cost and expenses including counsel fees and expert fees. Pursuant to the Scheduling Order, the Company filed its motion to dismiss the Amended Complaint on April 3, 2023, under the newly consolidated caption and its proposed order to dismiss the matter. Plaintiffs are expected to file their opposition to the motion to dismiss no later than May 18, 2023, which would trigger the Company’s deadline to file its reply brief in support of their motion to dismiss no later than June 20, 2023.

On September 8, 2022, the Board appointed Mr. Sohail S. Quraeshi as CEO of the Company effective from September 12, 2022.

On September 27, 2022, Armanino LLP (“Armanino”) resigned as the independent registered public accounting firm of the Company effective immediately.

On October 7, 2022, the Audit Committee of the Board of Directors of the Company approved the engagement of Yusufali & Associates, LLC, (“Yusufali”) as the Company’s new independent registered public accounting firm.

On November 15, 2022, the Company formed a new wholly-owned subsidiary, Sports.Com, Inc., as a Texas corporation (the “New Subsidiary”). The New Subsidiary will share the same principal address as the Company. In connection therewith, on November 19, 2022, the Company filed in the State of Texas a “doing business as” assumed name registration under the name, “Sports.Com”, and intends to file additional assumed name registrations under this name in other U.S. and foreign jurisdictions.

In December 2022, an agreement was signed by and between Sports.com and Data Sports Group, GmbH (“DSG”), that provides Sports.com, Inc. (“Sports”) the exclusive North American distribution rights for sports data products offered and maintained by DSG. This suite of offerings is being sold via the same sales resources and sales channels as the lottery data offered by TinBu, another wholly-owned subsidiary of the Company. This relationship is in full effect now and the first signed contracts are expected in the second quarter of 2023.

The Company has received funding that became available through Woodford Eurasia Assets, Ltd. (“Woodford”), which entered into a Loan agreement with the Company on December 7, 2022. Pursuant to the Loan Agreement, Woodford agreed to fund up to $2.5 million, subject to certain conditions and requirements, of which approximately $1.25 million has been received to date and $1.25 million is currently owed pursuant to the terms of the agreement, upon request from the Company. The parties may also mutually agree to increase the amount of the funding to $52.5 million (i.e., an additional $50 million). Amounts borrowed accrue interest at the rate of 12% per annum (22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan. Amounts borrowed can be repaid at any time without penalty.

Amounts borrowed pursuant to the Loan Agreement are convertible into the Company’s common stock, beginning 60 days after the first loan date, at the option of the lender, at the rate of 80% of the lowest publicly available price per share of Company common stock within 10 business days of the date of the agreement (which was equal to $0.28 per share), subject to a 4.99% beneficial ownership limitation and a separate limitation preventing the holder from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining shareholder approval for such issuance.

Conditions to the loan included the resignation of four of the then members of the Board of Directors (Lisa Borders, Steven M. Cohen, Lawrence Anthony DiMatteo and William Thompson, all of which persons have subsequently resigned from the Board of Directors), and the appointment of two new directors (who have been appointed). Subsequent loans under the Loan Agreement also require our compliance with all listing requirements, unless waived by Woodford. The Loan Agreement also allows Woodford to nominate another director to the Board of Directors, in the event any independent member of the Board of Directors resigns.

Proceeds of the loans can only be used by us for restarting our operations, and for general corporate purposes agreed to by Woodford.

The Loan Agreement includes confidentiality obligations, representations, warranties, covenants, and events of default, which are customary for a transaction of this size and nature. Included in the Loan Agreement are covenants prohibiting us from (a) making any loan in excess of $1 million or obtaining any loan in amount exceeding $1 million without the consent of Woodford, which may not be unreasonably withheld; (b) selling more than $1 million in assets; (c) maintaining less than enough assets to perform our obligations under the Loan Agreement; (d) encumbering any assets, except in the normal course of business, and not in an amount to exceed $1 million; (e) amending or restating our governing documents; (f) declaring or paying any dividend; (g) issuing any shares which negatively affects Woodford; and (h) repurchasing any shares.

We also agreed to grant warrants to Woodford to purchase 15% of the issued and outstanding common stock of the Company 7,619,207 shares of common stock, with an exercise price equal to the average of the Nasdaq Official Closing Price for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to an exercise price of $0.28 per share. In the event we fail to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount (i.e., will equal $0.21 per share).

On January 30, 2023, Mr. Edward K. Moffly resigned as Interim Chief Financial Officer of the Company.

On February 1, 2023, the Board of Directors of the Company appointed Mr. Mark Gustavson as Chief Executive Officer and principal executive officer of the Company. Mr. Gustavson will also serve as principal financial/accounting officer of the Company until a replacement is found. Mr. Mark Gustavson, as CEO, replaced Mr. Sohail S. Quraeshi, who is no longer serving as Chief Executive Officer or as a principal executive officer of the Company, effective February 1, 2023, as a result of the change in Chief Executive Officer of the Company approved by the Board of Directors.

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “TinBu Plaintiffs”) filed its original complaint against Lottery.com, Inc. f/k/a AutoLotto, Inc. and its wholly-owned subsidiary TinBu, LLC (“TinBu”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “TinBu Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. The parties agreed to extend the Company and its subsidiary’s deadline to respond until May 1, 2023. On May 2, 2023, the Company and its subsidiary retained local counsel who filed a Notice of Appearance on behalf of the Company and TinBu and filed its Motion for Enlargement requesting the Court to extend its deadline to file its initial response to the Complaint by an additional 30 days (the “TinBu Motion”). As of the date of this Amended Report, the TinBu Motion has not been set for a hearing.

On March 29, 2023, the WinTogether Foundation Board of Directors voted to suspend its relationship with the Company.

On April 25, 2023, the Company recommenced its ticket sales operations through its Texas retail network.

On April 22, 2023, the Company signed an exclusive affiliate agreement with International Gaming Alliance (IGA), to supply official Texas lottery tickets in the Dominican Republic.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the filing of the Original Report on April 1, 2022, our management, with the participation of our then Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on their evaluation, our then Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting with respect to our financial statement close and reporting process.

Subsequent to the evaluation made in connection with the filing of the Original Report on April 1, 2022, our management, with the participation of our Chief Executive Officer, reevaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such reevaluation, our Chief Executive Officer concluded that, as of the end of the period covered by this Amended Report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting with respect to our financial statement close and reporting process, as described further below. As a result of this conclusion, we retained third-party accounting consultants who performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Amended Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

As discussed elsewhere in this Amended Report, we completed the Business Combination on October 29, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations. In addition, as an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Material Weaknesses in Internal Control Over Financial Reporting (as restated)

In connection with the audit of our condensed consolidated financial statements included in this Amended Report, our management has identified material weaknesses in our internal control over financial reporting as of December 31, 2021 and 2020 relating to deficiencies in the design and operation of the procedures relating to the closing of our financial statements. These include: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions, (ii) the fact that our policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively; (iii) our inability to complete the timely closing of financial books at the quarter and fiscal year end, and (iv) incomplete segregation of duties in certain types of transactions and processes.

Specifically, management did not design and maintain sufficient procedures and controls related to revenue recognition including those related to ensuring accuracy of revenue recognized from non-routine transactions such as the sales of LotteryLink Credits. As a result, we determined that there was an overstatement of revenue in the consolidated statement of operations of approximately $52.1 million during the year ended December 31, 2021, which required a restatement of the previously issued financial statements for the year ended December 31, 2021 contained in this Amended Report Form 10-K/A.

We have implemented remediation steps to improve our internal control over financial reporting and to remediate the identified material weaknesses, including (i) adding personnel with sufficient accounting knowledge; (ii) adopting a more rigorous period-end review process for financial reporting; (iii) adopting improved period close processes and accounting processes, and (iv) clearly defining and documenting the segregation of duties for certain transactions and processes. Management has expanded and will continue to enhance our system of identifying transactions and evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We intend to continue take steps to remediate the material weaknesses described above and further continue re-assessing the design of controls, the testing of controls and modifying processes designed to improve our internal control over financial reporting. The Company plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The implementation of our remediation will be ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

We cannot assure you that the measures we take will be sufficient to remediate the material weaknesses we identified or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that this control deficiency or others could result in another material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.

For more information, see “Item 1A. Risk Factors – Public Company Operating Risks – If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.”

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Amended Report.

(2) Exhibits

The exhibits listed below are filed as part of this Amended Report or incorporated herein by reference to the location indicated.

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of February 21, 2021, by and among Trident Acquisitions Corp., Trident Merger Sub II Corp., and AutoLotto, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on February 23, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Lottery.com Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
3.2	Amended and Restated Bylaws of Lottery.com Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
4.1	Warrant Agreement, dated as of May 29, 2018, between TDAC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on June 4, 2018).
4.2***	Description of Capital Stock.
10.1	Letter Agreement among Trident Acquisitions Corp., Trident Acquisitions Corp.’s officers, directors and stockholders (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-223655) filed by Lottery.com with the SEC on May 21, 2018).
10.2	Stock Escrow Agreement between Trident Acquisitions Corp., Continental Stock Transfer & Trust Company and the initial stockholders of Trident Acquisitions Corp (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on June 4, 2018).
10.3	Services Agreement, dated as of March 10, 2020, by and between AutoLotto, Inc. and Master Goblin Games LLC (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.4	Amendment No. 1 to Services Agreement, dated as of June 28, 2021, by and between AutoLotto, Inc. and Master Goblin Games LLC (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.5	Investor Rights Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.12 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).

10.6	Initial Stockholder Forfeiture Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.7#	Employment Agreement, dated as of February 21, 2021, by and between Lawrence Anthony DiMatteo III and AutoLotto, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.8#	Employment Agreement, dated as of February 21, 2021, by and between Matthew Clemenson and AutoLotto, Inc. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.9#***	Amendment to Employment Agreement, dated March 23, 2022, by and between Matthew Clemenson and Lottery.com.
10.10#	Employment Agreement, dated as of February 21, 2021, by and between Ryan Dickinson and AutoLotto, Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.11#***	Amendment to Employment Agreement, dated March 23, 2022, by and between Ryan Dickinson and Lottery.com.
10.12#***	Employment Agreement, dated as of March 19, 2021, by and between Kathryn Lever and AutoLotto, Inc.
10.13#***	Amendment to Employment Agreement, dated as of March 28, 2022, by and between Kathryn Lever and Lottery.com Inc.
10.14#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.15#	AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.16#	Form of Restricted Stock Award Agreement under the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.17#	Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.18#***	Form of Option Award Agreement under the Lottery.com 2021 Incentive Plan.
10.19#***	Form of Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan.
10.20#***	Form of Director Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan
10.21#	Resignation and Release Agreement, dated July 22, 2022, by and between Lottery.com and Lawrence Anthony DiMatteo III (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on July 22, 2022).
10.22#	Consulting Agreement by and between AutoLotto, Inc. dba Lottery.com and Simpexe, LLC, specifically Harry Dhaliwal, dated July 1, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on July 6, 2022).
10.23+	Master Affiliate Agreement, dated as of October 2, 2021 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 16, 2022).
10.24*	Loan Agreement (Deed), dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as lender.
10.25*	Loan Agreement Deed, Debenture Deed and Securitization, dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as security holder.
16.1	Letter from Marcum LLP to the SEC, dated November 12, 2021 (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 15, 2021).
16.2	Letter from Armanino LLP to the SEC, dated October 7, 2022 (incorporated by reference to Exhibit 16.1 of Amendment No. 1 to the Current Report on Form 8-K filed by Lottery.com with the SEC on October 12, 2022.
21.1	List of Subsidiaries of Lottery.com Inc. (incorporated by reference to Exhibit 21.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.
***	Filed with the Original Report.

†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTTERY.COM INC.

Date: May 9, 2023	By:	/s/ Mark Gustavson
	Name:	Mark Gustavson
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial/Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Gustavson and Matthew McGahan, and each or any one of them, their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Amended Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amended Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Mark Gustavson	Chief Executive Officer	May 9, 2023
Mark Gustavson	(Principal Executive Officer and Principal Financial/Accounting Officer)

/s/ Matthew McGahan	Chairman of the Board	May 9, 2023
Matthew McGahan

/s/ Barney Battles	Director	May 9, 2023
Barney Battles

/s/ Nick Kounoupias	Director	May 9, 2023
Nick Kounoupias

