Form 10-Q/A
period 2022-03-31
Lottery.com Inc.
filed 2023-05-15
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 9, 2022, 50,760,799 shares of common stock, par value $0.001 per share were issued and outstanding.

EXPLANATORY NOTE

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Lottery.com Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (this “Amended Report”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 16, 2022 (the “Original Report”), to amend and revise the following Items of our Original Report:

Part I – Item 1. Financial Statements

Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 4. Controls and Procedures

Part II – Item 6. Exhibits

The complete text of those Items is revised in this Amended Report. The other Items of the Original Report have not been amended and, accordingly, have not been repeated in this Amended Report.

The only changes to the Original Report are those related to the matters described below and only in the items listed above. Except as described herein, this Amended Report does not modify, amend or update any of the other financial information or other information contained in the Original Report. In addition, in accordance with SEC rules, this Amended Report includes updated certifications from our Chief Executive Officer as Exhibits 31.1 and 32.1. Otherwise, the information contained in this Amended Report is as of the date of the Original Report and does not reflect any information or events occurring after the date of the Original Report. Such subsequent information or events include, among other things, the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Original Report and the information and events described in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on May 10, 2023 (the “Amended Annual Report”). For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Report, which update and supersede certain information contained in the Original Report and this Amended Report.

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

Restatement of the Company’s Financial Statements

On September 20, 2021, the Company entered into a purchase agreement with a major customer for the sale of various service credits with a total purchase price of $30,000,000. In accordance with the terms of the purchase agreement, the customer was required to pay the purchase price within 90 days. Upon execution of the purchase agreement, the Company recognized the $30,000,0000 as income. The customer provided payment prior to December 31, 2021, in the form of a check accepted by the Company for deposit and included in undeposited funds. During 2022, the Company discovered that the service credits it had sold to the customer were non-transferrable and that the Company had pledged its own cash accounts to secure a line of credit in the amount of $30,000,000 utilized by the customer to provide the Company with payment towards the purchase of the service credits. Since the Company was prohibited from transferring the advertising portion of the service credits and therefore could not complete the sale of such credits, the Company cancelled the transaction and could not recognize the income or recognize a cash payment in the Company’s financial statements. In addition, the Company had recorded cost of sales related to this transaction in the amount of $10,000,000. As a result, in the restated December 31, 2021 financial statements included in the Amended Annual Report (the “Restated Audited Financials”), the Company decreased both cash and revenue by $30,000,000 for the year ended December 31, 2021 and reversed the related cost of sales which resulted in a decrease to cost of sales and an increase in prepaid assets by $10,000,000 each for the year ended December 31, 2021.

In addition, the Company had invoiced the customer a further $17,117,472 for various services and advertising credits for the year ended December 31, 2021 and $18,539,472 during the three months ending March 31, 2022. The Company recorded such amounts to both revenue and accounts receivable. As a result of the cancellation of the transaction, the Company decreased both accounts receivables and revenues by $17,117,472, in the Restated Audited Financials; and $18,539,472, in the restated financial statements for the three months ended March 31, 2022 included in this Amended Report.

In an unrelated transaction, the Company entered into an arrangement with another customer totaling $5,000,000 in 2021. The Company recognized the full amount of the arrangement and recorded $5,000,000 as revenue and accounts receivable for the year ended December 31, 2021. The Company started performing the services under the arrangement during 2021, which services were to be completed in 2022. In October of 2021, the customer paid $500,000 towards these services. Subsequently, the Company determined that, in accordance with ASC 606, due to an uncertainty of collectability of the remaining accounts receivable, the Company should not have recognized any revenue from this arrangement during the year ended December 31, 2021. As a result of the payment of $500,000 received during the year ended December 31, 2021, the Company is allowed to record deferred revenue in the amount of $500,000. As a result, the Company (i) decreased accounts receivable by $4,500,000, increased deferred revenue by $500,000 and decreased revenue by $5,000,000, for the year ended December 31, 2021 in the Restated Audited Financials; and (ii) recorded revenue of $500,000 for the three months ended March 31, 2022.

In addition, related to the transaction stated above, in February 2022, the Company loaned the customer $450,000 and initially recorded it as a bridge loan receivable from the customer. In March 2022, the parties executed a formal agreement for the arrangement described above, in the form of a secured promissory note (the “Secured Promissory Note”). The Secured Promissory Note includes provisions regarding the development, implementation, operation, and maintenance of the technology platform contemplated in the arrangement and also indicates that all work previously performed on the project is to be considered performed under and governed by the Secured Promissory Note. The Secured Promissory Note provides that the $450,000 bridge loan made in February be rolled into such note. In connection with the execution of the Secured Promissory Note, an escrow was established and the Company deposited a total of $6,050,000 in the escrow account. The parties subsequently agreed that the conditions of the escrow had been met and all of the funds were released, with $4,500,000 going back to the Company and $1,550,000 going to the customer. The Company recorded the entire $6,500,000 as a Note Receivable and reported it as such in the Original Report. In connection with the restatement of the financial statements included in the Original Report, the Company reviewed this transaction again and determined that since the Company had received $4,500,000 of the $6,050,000 from the escrow, the actual amount loaned to the customer under the Secured Promissory Note was $1,550,000 along with the $450,000 bridge loan, for a total of $2,000,000. As a result, the amount of the Note Receivable has been corrected to $2,000,000 for the three months ended March 31, 2022.

Further, during the Company’s reassessment of all accounts as of December 31, 2021, the Company determined that approximately $2,000,000 of prepaid advertising credits purchased during 2017 and 2018 may not be able to be fully utilized. As a result, the Company decreased prepaid expenses by $2,000,000 and increased its reserve loss for prepaid advertising credits by $2,000,000, in the Restated Audited Financials.

The following table presents the impact of the restatements on the Company’s previously reported consolidated balance sheet for the year ended December 31, 2021. The values as previously reported were derived from the 2021 consolidated financial statements contained in the Company’s previously reported balance sheet as of December 31, 2021 filed in the original Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 1, 2022.

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

The following tables present the impact of the restatements on the Company’s previously reported consolidated financial statements for the three months ended March 31, 2022. The values as previously reported were derived from the consolidated financial statements contained in the Original Report.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of March 31, 2022
	As Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Current assets:
Cash	$50,795,889	$(46,500,250)	$4,295,639
Restricted Cash	-	30,000,000	30,000,000
Accounts receivable	35,796,548	(34,356,944)	1,439,604
Prepaid expenses	12,843,029	9,000,000	21,843,029
Long-term assets	54,962,270	8,509,686	63,471,956
Total assets	$154,644,335	(33,352,190)	$121,292,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade payables	2,559,846	(167,602)	2,392,244
Accrued and other expenses	4,081,672	391,435	4,473,107
Commitments and contingencies (Note 14)	-	30,000,000	30,000,000
Total liabilities	10,845,303	30,223,833	41,069,136
Total liabilities and stockholders’ equity	$154,644,335	$(33,352,190)	$121,292,145

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the three months ending March 31, 2022
	As Previously	Restatement	As
	Reported	Impacts	Restated
Revenue	$21,150,892	(17,520,200)	$3,630,692
Cost of revenue	3,165,469	(780,727)	2,384,742
Operating expenses:	33,804,723	(1,877,805)	31,926,918
Total other expenses, net	(3,389)	4,196,514	4,193,125
Net loss	(15,815,911)	(19,081,546)	(34,897,457)
Comprehensive loss	(15,816,975)	(19,081,546)	(34,898,521)
Net income attributable to noncontrolling interest	129,222	18,335	147,557
Net loss attributable to Lottery.com Inc.	(15,687,753)	(19,063,211)	(34,750,964)

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ending March 31, 2022
	As Previously	Restatement	As
	Reported	Impacts	Restated
Net loss attributable to Lottery.com Inc.	$(15,686,689)	$(19,064,275)	$(34,750,964)
Adjustments to reconcile net loss to net cash used in operating activities:	23,419,191	(2,195,301)	21,223,890
Net cash provided by operating activities	(3,904,838)	5,874,877	1,970,037
Net cash used in investing activities	(1,143,178)	1,124,873	(18,305)
Net cash provided by financing activities	(6,794,001)	6,500,000	(294,001)
Net change in net cash and restricted cash	$(11,843,081)	$13,499,750	$1,656,669

Management evaluated the quantitative and qualitative impact of these accounting errors on the Company’s previously issued consolidated financial statements included in the Original Report (the “previously issued financial statements”) and concluded that the errors were material to its previously issued financial statements. Accordingly, the Company is restating its previously issued financial statements in this Amended Report. Management also identified material errors in its audited consolidated financial statements for the year ended December 31, 2021 and has restated those financial statements in the Amended Annual Report.

In addition, the Company re-evaluated the effectiveness of its internal controls over financial reporting and identified additional control deficiencies associated with the accounting errors, which the Company has concluded represent material weaknesses in the Company’s internal control over financial reporting as of March 31, 2022. Accordingly, the Company is filing this Amended Report to reiterate management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not effective as of March 31, 2022.

For a more detailed description of these accounting errors and the restatement of the previously issued financial statements, please refer to Note 4, Restatement of Financial Statements, to the consolidated financial statements of the Company included in Item 1 of this Amended Report.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of Lottery.com Inc. (“Lottery.com”, the “Company”, “we” or “us”). Forward-looking statements appear in a number of places in this Amended Report, including, without limitation, under the heading in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in the section entitled “Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2021 (the “Amended Annual Report”) and in this Amended Report, as such factors may be updated in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), as well as the following:

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

ii

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

iii

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

The risks described herein or in the “Risk Factors” sections of our other public filings referenced above are not exhaustive. Other sections of this Amended Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iv

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

1

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2022	2021
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,295,639	$32,638,970
Restricted cash	30,000,000	-
Accounts receivable	1,439,604	79,181
Prepaid expenses	21,843,029	22,896,638
Other current assets	241,917	226,200
Total current assets	57,820,189	55,840,989

Notes receivable	2,000,000	-
Investments	250,000	250,000
Goodwill	19,590,758	19,590,758
Intangible assets, net	28,500,219	28,710,980
Property and equipment, net	121,293	141,279
Other long term assets	13,009,686	-
Total assets	$121,292,145	$104,534,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$2,392,244	$1,006,535
Deferred revenue	544,643	1,162,335
Notes payable – current	3,477,339	3,771,340
Accrued interest	180,281	176,260
Accrued and other expenses	4,473,107	4,416,168
Total current liabilities	11,067,614	10,532,638

Long-term liabilities:
Convertible debt, net – noncurrent	-	-
Other long term liabilities	1,522	1,169
Total long-term liabilities	1,522	1,169
Commitments and contingencies (Note 14)	30,000,000	-
Total liabilities	41,069,136	10,533,807

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 50,376,433 and 50,256,317 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	50,376	50,256
Additional paid-in capital	260,480,919	239,358,644
Accumulated other comprehensive loss	(1,719)	(655)
Accumulated deficit	(182,939,102)	(148,188,138)
Total Lottery.com Inc. stockholders’ equity	77,590,474	91,220,107
Noncontrolling interest	2,632,535	2,780,092
Total Equity	80,223,009	94,000,199

Total liabilities and stockholders’ equity	$121,292,145	$104,534,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(As Restated)
Revenue	$3,630,692	$5,461,539
Cost of revenue	2,384,742	2,946,981
Gross profit	1,245,950	2,514,558

Operating expenses:
Personnel costs	24,402,866	1,095,793
Professional fees	3,137,950	2,415,198
General and administrative	3,012,179	1,388,574
Depreciation and amortization	1,373,925	367,259
Total operating expenses	31,926,918	5,266,824
Loss from operations	(30,680,968)	(2,752,266)

Other expenses
Interest expense	3,981	2,472,048
Other expense	4,189,144	231,720
Total other expenses, net	4,193,125	2,703,768

Net loss before income tax	(34,874,093)	(5,456,034)
Income tax expense (benefit)	23,364	-
Net loss	(34,897,457)	(5,456,034)

Other comprehensive loss
Foreign currency translation adjustment, net	(1,064)	-
Comprehensive loss	(34,898,521)	(5,456,034)

Net income attributable to noncontrolling interest	147,557	-
Net loss attributable to Lottery.com Inc.	$(34,750,964)	$(5,456,034)

Net loss per common share
Basic and diluted	$(0.69)	$(0.24)

Weighted average common shares outstanding
Basic and diluted	50,376,433	22,888,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2021	50,256,317	$50,256	-	$-	$239,358,644	$(148,188,138)	$(655)	$91,220,107	$2,780,092	$94,000,199
Issuance of common stock upon stock option exercise	60,116	60	-	-	(60)	-	-	-	-	-
Issuance of common stock for legal settlement	60,000	60	-	-	241,680	-	-	241,740	-	241,740
Stock based compensation	-	-	-	-	20,880,655	-	-	20,880,655	-	20,880,655
Other comprehensive loss	-	-	-	-	-	-	(1,064)	(1,064)	-	(1,064)
Comprehensive loss	-	-	-	-	-	(34,750,964)	-	(34,750,964)	(147,557)	(34,898,521)
Balance as of March 31, 2022	50,376,433	$50,376	-	$-	$260,480,919	$(182,939,102)	$(1,719)	$77,590,474	$2,632,535	$80,223,009

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2020	22,658,006	$22,658	-	$-	$111,752,883	$(95,140,568)	$-	$16,634,973	$-	$16,634,973
Issuance of common stock upon stock option exercise	15,029	15	-	-	885	-	-	900	-	900
Conversion of convertible debt	1,398,224	1,398	-	-	933,602	-	-	935,000	-	935,000
Beneficial conversion feature	-	-	-	-	9,149,683	-	-	9,149,683	-	9,149,683
Issuance of digital securities	-	-	-	-	108,332	-	-	108,332	-	108,332
Stock based compensation	-	-	-	-	2,160	-	-	2,160	-	2,160
Comprehensive loss	-	-	-	-	-	(5,456,034)	-	(5,456,034)	-	(5,456,034)
Balance as of March 31, 2021	24,071,259	$24,071	-	$-	$121,947,545	$(100,596,602)	$-	$21,375,014	$-	$21,375,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	$(34,750,964)	$(5,456,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interest	(147,557)	-
Depreciation and amortization	249,052	367,259
Non-cash interest expense	-	1,841,807
Stock-based compensation expense	20,880,655	2,160
Issuance of debt to pay expenses	241,740	-

Changes in assets & liabilities:
Accounts receivable	(1,360,423)	-
Prepaid expenses	1,053,609	894,872
Notes Receivable	(2,000,000)	-
Commitments and contingencies (Note 14)	30,000,000	-
Other current assets	(15,717)	(54,853)
Trade payables	1,385,709	(354,736)
Deferred revenue	(617,692)	(2,039,113)
Accrued interest	4,021	(605,961)
Accrued and other expenses	56,939	1,512,125
Other long term asset	(13,009,686)	-
Other long term liabilities	353	-
Net cash provided by operating activities	1,970,039	(3,892,474)

Cash flow from investing activities
Purchases of property and equipment	(18,305)	(57,452)
Purchases of intangible assets	-	(3,050,000)
Net cash used in investing activities	(18,305)	(3,107,452)

Cash flow from financing activities
Issuance of digital securities	-	108,332
Proceeds from exercise of options and warrants	-	895
Proceeds from issuance of convertible debt	-	19,282,619
Payments on notes payable - related parties	(294,001)	-
Principal payments on debt	-	(4,856,250)
Net cash provided by financing activities	(294,001)	14,535,596
Effect of exchange rate changes on cash	(1,064)	-
Net change in net cash and restricted cash	1,656,669	7,535,670
Cash and restricted cash at beginning of period	32,638,970	158,492
Cash and restricted cash at end of period	$34,295,639	$7,694,162

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$24,280
Taxes paid in cash	$-	$-
Non cash investing and financing activities
Conversion of convertible debt into common stock	$-	$935,000
Purchase of intangible assets through the issuance of convertible debt	$-	$15,450,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Operations

Description of Business

Lottery.com Inc. (formerly Trident Acquisitions Corp) (“TDAC”, “Lottery.com” or “the Company”), was formed as a Delaware corporation on March 17, 2016. On October 29, 2021, we consummated a business combination (the “Business Combination”) with AutoLotto, Inc. (“AutoLotto”) pursuant to the terms of a Business Combination Agreement, dated February 21, 2021 (“Business Combination Agreement”). Following the closing of the Business Combination (the “Closing”) we changed our name from “Trident Acquisitions Corp.” to “Lottery.com Inc.” and the business of AutoLotto became our business. In connection with the Business Combination, we moved our headquarters from New York, New York to AutoLotto’s offices in Spicewood, Texas.

We are a provider of domestic and international lottery products and services. As an independent third-party lottery game service, we offer a platform developed and operated by us to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad (the “Platform”). Our revenue generating activities are focused on (i) offering the Platform via the Lottery.com app and our websites to users located in the U.S. and international jurisdictions where the sale of lottery games is legal and our services are enabled for the remote purchase of legally sanctioned lottery games (our “B2C Platform”); (ii) offering an internally developed, created and operated business-to-business application programming interface (“API”) of the Platform to enable commercial partners in permitted U.S. and international jurisdictions to purchase certain legally operated lottery games from us and resell them to users located within their respective jurisdictions (“B2B API”); and (iii) delivering global lottery data, such as winning numbers and results, to commercial digital subscribers and providing access to other proprietary, anonymized transaction data pursuant to multi-year contracts (“Data Service”).

We have been a provider of lottery products and services, our business is subject to regulation in each jurisdiction in which we offer the B2C Platform, or a commercial partner offers users access to lottery games through the B2B API. In addition, we must also comply with the requirements of federal and other domestic and foreign regulatory bodies and governmental authorities in jurisdictions in which we operate or with authority over our business. Our business is also subject to multiple other domestic and international laws, including those relating to the transmission of information, privacy, security, data retention, and other consumer focused laws, and, as such, may be impacted by changes in the interpretation of such laws.

On June 30, 2021, we acquired an interest in Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). Aganar is authorized to operate in the licensed iLottery market in Mexico since 2007 as an online retailer of Mexican National Lottery draw games, instant digital scratch-off games and other games of chance. JuegaLotto is authorized by the Mexican federal regulatory authorities to sell international lottery games in Mexico.

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

2. Liquidity and Going Concern

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

Due to losses experienced by the Company’s Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $182,939,102 and a working capital of approximately $16.8 million at March 31, 2022. For the three months ending March 31, 2022, the Company sustained a net loss of $34,750,964. The Company sustained a loss from operations of $30.7 million and $2.8 million for the three months ending March 31, 2022 and 2021, respectfully. Subsequently, the Company sustained additional operating losses and anticipates additional operating losses for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities to date almost exclusively from debt and equity financing. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt. Although Management believes that it will be able to continue to raise funds by sale of its securities to provide the additional cash needed to meet the Company’s obligations as they become due beginning with a loan agreement the Company entered into with Woodford Eurasia Assets, Ltd. (“Woodford”) on December 7, 2022 (see Note 16. Subsequent Events), the Plans for Recommencement of Company Operations to require substantial funds to implement and there is no assurance that the Company will be able to continue raising the required capital.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements depends on its ability to execute its business plan, increase revenue, and reduce expenditures. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We will require additional financing to continue to execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan.

3. Significant Accounting Policies

Restatement

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

As previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (“SEC”) on July 22, 2022, as amended on July 22, 2022, the Company’s Management met on July 19, 2022 in consultation with the Chairman of the Board of Directors of the Company, the Company’s legal counsel and the Company’s auditors at that time (Armanino LLP) and concluded that the Company’s previously issued audited consolidated financial statements for the fiscal year ended December 31, 2021, and the unaudited consolidated financial statements for the quarter ended March 31, 2022, previously filed with the SEC should no longer be relied upon and should be restated.

The need for the restatement arose out of the Company’s reexamination of various transactions that occurred in 2021 and which were later rescinded or canceled in 2022. The Company has restated its financial statements for the year ended December 31, 2021, as included herein as discussed below and to reflect a change in the recognition of income in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606.

On September 20, 2021, the Company entered into a purchase agreement with a major customer for the sale of various service credits with a total purchase price of $30 million dollars. Upon execution of the purchase agreement, the Company recognized the income and the customer was required make payment within 90 days. The customer provided payment prior to December 31, 2021, in the form of a check accepted by the Company for deposit and included in undeposited funds. During 2022, the Company discovered that the original service credits were non-transferrable and that the Company had pledged its own cash accounts to secure the customer with a line of credit in the amount of $30,000,000 utilized by the customer to provide the Company with payment towards the purchase of the service credits. Since the Company was prohibited from transferring the advertising portion of the service credits and could not complete the sale of such credits, the Company cancelled the transaction and could not recognize the income, or recognize a cash payment in the Company’s financial statements. In addition, the Company had recorded cost of sales related to this transaction in the amount of $10,000,000. As a result, in the restated December 31, 2021 financial statements included in the Amended Annual Report (the “Restated Audited Financials”), the Company decreased both cash and revenue by $30,000,000 for the year ended December 31, 2021 and reversed the related cost of sales which resulted in a decrease to cost of sales and an increase in prepaid assets by $10,000,000 each for the year ended December 31, 2021.

In addition, the Company had invoiced the customer a further $17,117,472 for various services and advertising credits for the year ended December 31, 2021 and $18,539,472 during the three months ending March 31, 2022. The Company recorded such amounts to both revenue and accounts receivable, respectfully. As a result of the cancellation of the transaction due to the inability of the Company to transfer the credits and related services, the Company plans to decrease both accounts receivables and revenues by $17,117,472, in the restated financial statements for the year ended December 31, 2021; and $18,539,472, in the restated financial statements for the three months ended March 31, 2022.

In an unrelated transaction, the Company entered into an arrangement with another customer totaling $5,000,000 in 2021. The Company recognized the full amount of the arrangement and recorded $5,000,000 as revenue and accounts receivable for the year ended December 31, 2021. The Company started performing the services under the arrangement during 2021, which services were to be completed in 2022. During the three months ended March 31, 2022, the customer paid $500,000 towards these services. Subsequently, the Company determined that, in accordance with ASC 606, due to an uncertainty of collectability of the remaining accounts receivable, the Company should not have recognized any revenue from this agreement during the year ended December 31, 2021. As a result of the payment of $500,000 received during the year ended December 31, 2021, the Company is allowed to record deferred revenue in the amount of $500,000. As a result, the Company (i) decreased accounts receivable by $4,500,000, increased deferred revenue by $500,000 and decreased revenue by $5,000,000, for the year ended December 31, 2021; and (ii) recorded revenue of $500,000 for the three months ended March 31, 2022.

In addition, related to the transaction stated above, in February 2022, the Company loaned the customer $450,000 and initially recorded it as a bridge loan receivable from the customer. In March 2022, the parties executed a formal agreement for the arrangement described above, in the form of a secured promissory note (the “Secured Promissory Note”). The Secured Promissory Note includes provisions regarding the development, implementation, operation, and maintenance of the technology platform contemplated in the arrangement and also indicates that all work previously performed on the project is to be considered performed under and governed by the Secured Promissory Note. The Secured Promissory Note provides that the $450,000 bridge loan made in February be rolled into such note. In connection with the execution of the Secured Promissory Note, an escrow was established and the Company deposited a total of $6,050,000 in the escrow account. The parties subsequently agreed that the conditions of the escrow had been met and all of the funds were released, with $4,500,000 going back to the Company and $1,550,000 going to the customer. The Company recorded the entire $6,500,000 as a Note Receivable and reported it as such in the Original Report. In connection with the restatement of the financial statements included in the Original Report, the Company reviewed this transaction again and determined that since the Company had received $4,500,000 of the $6,050,000 from the escrow, the actual amount loaned to the customer under the Secured Promissory Note was $1,550,000 along with the $450,000 bridge loan, for a total of $2,000,000. As a result, the amount of the Note Receivable has been corrected to $2,000,000 for the three months ended March 31, 2022.

Further, during the Company’s reassessment of all accounts as of December 31, 2021, the Company determined that approximately $2,000,000 of prepaid advertising credits purchased during 2017 and 2018 may not be able to be fully utilized. As a result, the Company decreased prepaid expenses by $2,000,000 and increased its reserve loss for prepaid advertising credits by $2,000,000, in the restated financial statements for the year ended December 31, 2021.

The following table presents the impact of the restatements on the Company’s previously reported consolidated balance sheet for the fiscal year ended December 31, 2021. The values as previously reported were derived from the 2021 consolidated financial statements contained in the Company’s previously reported balance sheet as of December 31, 2021 filed in the Company’s Annual Report on Form 10-K, which were included in the Company’s Annual Report on Form 10-K that was filed with the SEC on May 10, 2023.

	Fiscal Year Ended December 31, 2021
	As Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Cash	$62,638,970	$(30,000,000)	$32,638,970
Accounts receivable	21,696,653	(21,617,472)	79,181
Prepaid expenses	13,896,638	9,000,000	22,896,638
Total Asset	$147,151,478	$(42,617,472)	$104,534,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	662,335	500,000	1,162,335
Accrued and other expenses	4,528,815	(112,647)	4,416,168
Total current liabilities	10,145,285	387,353	10,532,638
Total liabilities	10,146,454	387,353	10,533,807
Accumulated deficit	(106,232,518)	(41,955,620)	-148,188,138
Total Lottery.com Inc. stockholders’ equity	134,224,933	(43,004,826)	91,220,107
Total Equity	137,005,024	(43,004,825)	94,000,199
Total liabilities and stockholders’ equity	$147,151,478	$(42,617,472)	$104,534,006

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

The condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, which were included in Amendment No. 1 to our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on May 10, 2023.

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

While TDAC was the legal acquirer in the Business Combination, because AutoLotto was determined to be the accounting acquirer, the historical financial statements of AutoLotto became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in the accompanying condensed consolidated financial statements reflect (i) the historical operating results of AutoLotto prior to the Business Combination; (ii) our combined results and AutoLotto following the Closing; (iii) the assets and liabilities of AutoLotto at their historical cost; and (iv) our equity structure for all periods presented.

In connection with the Business Combination transaction, we have converted the equity structure for the periods prior to the Business Combination to reflect the number of shares of our common stock issued to AutoLotto’s stockholders in connection with the recapitalization transaction. As such, the shares, corresponding capital amounts and earnings per share, as applicable, related to AutoLotto convertible preferred stock and common stock prior to the Business Combination have been retroactively converted by applying the exchange ratio established in the Business Combination.

Non-controlling Interests

Non-controlling interests represent the proportionate ownership of Aganar and JuegaLotto, held by minority members and reflect their capital investments as well as their proportionate interest in subsidiary losses and other changes in members’ equity, including translation adjustments.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our management in deciding how to allocate resources and in assessing operating performance. Under the provisions of ASC 280-10, “Segment Reporting” (“ASC 280”), we are not organized around specific services or geographic regions. We operate in one service line, providing lottery products and services.

Our management uses financial information, business prospects, competitive factors, operating results and other non-U.S. GAAP financial ratios to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment on a condensed consolidated basis for each of the periods presented.

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash holdings are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $19,790 at April 30, 2023 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses. Although management believes these estimates are reasonable, actual results could differ from these estimates. We evaluate our estimates on an ongoing basis and prepare our estimates on a historical experience using assumptions we believe to be reasonable under the circumstances.

Foreign currency translation

The financial statements of the Company’s significant non-U.S. subsidiaries are translated into United States dollars in accordance with ASC 830, “Foreign Currency Matters”, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs and expenses and historical rates for equity. Resulting foreign currency translation adjustments are recorded directly in accumulated other comprehensive loss as a separate component of shareholders’ deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss when realized.

Cash

As of March 31, 2022 and December 31, 2021, cash and cash equivalents were composed of cash deposits. Certain deposits with some banks exceeded federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of March 31, 2022 and December 31, 2021.

Accounts Receivable

Through the various merchant providers used by us, we pre-authorize forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and we do not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, as its customers, in the normal course of business. We accrue 100 percent of all expenses associated with LotteryLink prior to issuing accounts payable to a Master Affiliate or receiving associated payments. We estimate our bad debt exposure each period and record a bad debt provision for accounts receivable we believe may not be collected in full. The Company did not record any allowance for uncollectible receivables as of March 31, 2022 and December 31, 2021. The Company has not incurred bad debt expense historically.

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

Notes Receivable

Notes receivable consist of contracts where the Company has loaned funds to outside parties. The Company accrues interest receivable over the term of the outstanding notes and reviews for doubtful collectability periodically but in no instance less than annually.

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

Software License

Software license represents the Company’s license agreements for third party software, which are amortized over their estimated economic lives.

Customer relationships

Customer relationships are finite-lived intangible assets, which are amortized over their estimated economic lives. Customer relationships are generally recognized as the result of business combinations.

Gaming Licenses

The Company incurs fees in connection with applying for and maintaining good standing in jurisdictions via business licenses. Fees incurred in connection with the application and subsequent renewals are capitalized and amortized using the straight-line method over an estimated useful life. These fees are capitalized and amortized over the shorter of their expected benefit under the partnership agreement or estimated useful life.

Trademarks and Tradenames

The Company incurs fees in connection with applying for and maintaining trademarks and tradenames as well as trademarks and tradenames resulting from acquisitions. Fees incurred in connection with the application and subsequent renewals are capitalized and amortized using the straight-line method over an estimated useful life.

Domain Name

Domain name represents the cost incurred to purchase the website domain name and is being amortized on a straight-line method over an estimated useful life.

Impairment of Long-Lived Assets

Long-lived assets, except for goodwill, consist of property and equipment and finite-lived acquired intangible assets, such as internal-use software, software licenses, customer relationships, gaming licenses, trademarks, tradenames and customer relationships. Long-lived assets, except for goodwill and indefinite-lived assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. The Company determined that there was no significant impairment of long-lived assets during the three months ended March 31, 2022 or the year ended December 31, 2021.

Goodwill

The Company’s business is classified into one reporting unit. In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in the Company’s management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. The Company performs its impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

Lottery game revenue

Items that fall under this revenue classification include:

Lottery game sales

The Company’s performance obligations of delivering lottery games are satisfied at the time in which the digital representation of the lottery game is delivered to the user of the B2C Platform or the commercial partner of the B2B API, therefore, revenue is recognized at a point in time. The Company receives consideration for lottery game sales at the time of delivery to the customer, either the user or commercial partner, as applicable. There is no variable consideration related to lottery game sales. As each individual lottery game delivered represents a distinct performance obligation and consideration for each game sale is fixed, representing the standalone selling price, there is no allocation of consideration necessary.

In accordance with ASC 606, the Company evaluates the presentation of revenue on a gross versus net basis dependent on if the Company is a principal or agent. In making this evaluation, some of the factors that are considered include whether the Company has control over the specified good or service before it is transferred to the customer. The Company also assesses if it is primarily responsible for fulfilling the promise to provide the specified good or service, has inventory risk, and has discretion in establishing the price. For all of the Company’s transactions, management concluded that gross presentation is appropriate, as the Company is primarily responsible for providing the performance obligation directly to the customers and assumes fulfillment risk of all lottery game sales as it retains physical possession of lottery game sales tickets from time of sale until the point of redemption. The Company also retains inventory risk on all lottery game sales tickets as they are responsible for any potential winnings related to lost or unredeemable tickets at the time of redemption. Finally, while each jurisdiction establishes the face value of the lottery ticket, representing the game sales prices, the Company charges a separate and additional fee for the services it provides.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations and cash flows when implemented.

4. Restatement of Financial Statements

Management of the Company re-evaluated its accounting for three months ending March 31, 2022, the Company determined to restate its previously issued financial statements as of March 31, 2022 to correct accounting errors related to cash on hand, accounts receivable, other assets, deferred revenue, accrued expenses, revenue, costs of revenue and stock-based compensation which caused the following misstatements.

The following tables summarize the effect of the restatements on the specific items presented in our previously reported financial statements:

LOTTERY.COM

CONSOLIDATED BALANCE SHEET

	March 31,			March 31,
	2022	Adjustments		2022
	(As Filed)			(As Restated)
ASSETS
Current assets:
Cash	$50,795,889	(46,500,250	)(1) (2)	$4,295,639
Restricted cash	-	30,000,000	(1)	30,000,000
Accounts receivable	35,796,548	(34,356,944	)(1) (2)	1,439,604
Prepaid expenses	12,843,029	9,000,000	(1)	21,843,029
Other current assets	246,599	(4,682)		241,917
Total current assets	99,682,065			57,820,189

Long-term assets	54,962,270	8,509,686	(1) (2)	63,471,956
Total assets	$154,644,335			$121,292,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$2,559,846	(167,602	)(3)	$2,392,244
Deferred revenue	544,643			544,643
Notes payable - current	3,477,339			3,477,339
Accrued interest	180,281			180,281
Accrued and other expenses	4,081,672	391,435	(3)	4,473,107
Total current liabilities	10,843,781			11,067,614

Long-term liabilities:
Other long term liabilities	1,522			1,522
Total long-term liabilities	1,522			1,522
Commitments and contingencies (Note 14)	-	30,000,000	(1)	30,000,000
Total liabilities	10,845,303			41,069,136

Commitments and contingencies

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-			-
Common stock, par value $0.001, 500,000,000 shares authorized, 50,376,433 and 50,256,317 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	46,928	3,448	(7)	50,376
Additional paid-in capital	263,022,161	(2,541,242	)(4)	260,480,919
Accumulated other comprehensive loss	(1,719)	-		(1,719)
Accumulated deficit	(121,919,207)	(61,019,895	)(9)	(182,939,102)
Total Lottery.com Inc. stockholders’ equity	141,148,163			77,590,474
Noncontrolling interest	2,650,869	(18,334	)(9)	2,632,535
Total Equity	143,799,032			80,223,009

Total liabilities and stockholders’ equity	$154,644,335			$121,292,145

LOTTERY.COM

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2022	Adjustments		2022
	(As Filed)			(As Restated)
Revenue	$21,150,892	(17,520,200	)(1) (2)	$3,630,692
Cost of revenue	3,165,469	(780,727	)(1) (2)	2,384,742

Gross profit	17,985,423			1,245,950
Operating expenses:	33,804,723	(1,877,805	)(2)	31,926,918
Loss from operations	(15,819,300)			$(30,680,968)

Other expenses
Interest expense	(953)	4,934	(3)	3,981
Other expense	(2,436)	4,191,580	(2)	4,189,144
Total other expenses, net	(3,389)			4,193,125

Net loss before income tax	$(15,815,911)			$(34,874,093)
Income tax expense (benefit)	-	23,364	(2)	23,364
Net loss	(15,815,911)			(34,897,457)

Other comprehensive loss
Foreign currency translation adjustment, net	(1,064)			1,064
Comprehensive loss	(15,816,975)			(34,898,521)

Net income attributable to noncontrolling interest	129,222	18,335	(3)	147,557
Net loss attributable to Lottery.com Inc.	(15,687,753)			(34,750,964)

Net loss per common share, basic and diluted	$(0.33)			$(0.69)

Weighted average common shares outstanding, basic and diluted	46,832,919			50,376,433

LOTTERY.COM

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ending March 31,
	2022	Adjustments		2022
	(As Filed)			(As Restated)
Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	(15,686,689)	$(19,064,275	)(9)	(34,750,964)
Adjustments to reconcile net loss to net cash used in operating activities:	23,419,191	$($2,195,301	) (9)	21,223,890

Changes in assets & liabilities:
Accounts receivable	(14,099,895)	12,739,472	(1) (2)	(1,360,423)
Prepaid expenses	1,053,609			1,053,609
Note Receivable	-	(2,000,000	)(6)	(2,000,000)
Other current assets	(20,399)	4,682	(9)	(15,717)
Trade payables	1,553,311	(167,602	)(9)	1,385,709
Deferred revenue	(117,692)	(500,000	) (1) (2)	(617,692)
Accrued interest	4,021			4,021
Accrued and other expenses	(10,648)	67,587	(9)	56,939
Other long term assets	-	(13,009,686	)(8)	(13,009,686)
Other long term liabilities	353			353
Net cash provided by operating activities	(3,904,838)			1,970,039

Cash flow from investing activities
Purchases of property and equipment	(18,305)			(18,305)
Purchases of intangible assets	(1,124,873)	1,124,873	(9)	-
Investment in subsidiary, net	-			-
Net cash used in investing activities	(1,143,178)			(18,305)

Cash flow from financing activities
Issuance of digital securities	-			-
Proceeds from exercise of options and warrants	-			-
Proceeds from issuance of convertible debt	-			-
Payment of debt issuance costs	-			-
Issuance of note receivable	(6,500,000)	6,500,000	(6)	-
Proceeds from issuance of notes payable	-			-
Principal payments on debt	(294,001)			(294,001)
Net cash provided by financing activities	(6,794,001)			(294,001)
Effect of exchange rate changes on cash	(1,064)			(1,064)
Net change in net cash and restricted cash	(11,843,081)	13,499,750	(9)	1,656,669
Cash and restricted cash at beginning of period	62,638,970	(30,000,000	)(1)	32,638,970
Cash and restricted cash at end of period	50,795,889			34,295,639

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

(2)	After reexamination of various transactions that occurred in 2021 and which were later rescinded or canceled in 2022, the Company has restated revenue on its financial statements for the year ended December 31, 2021, to reflect a change in the recognition of income in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606

a.	On September 20, 2021, the Company entered into a purchase agreement with a major customer for the sale of various service credits with a total purchase price of $30 million dollars. Upon execution of the purchase agreement, the Company recognized the income and the customer was required make payment within 90 days. The customer provided payment prior to December 31, 2021, in the form of a check accepted by the Company for deposit and included in undeposited funds. During 2022, the Company discovered that the original service credits were non-transferrable and that the Company had pledged its own cash accounts to secure a line of credit in the amount of $30,000,000 utilized by the customer to provide the Company with payment towards the purchase of the service credits. Since the Company was prohibited from transferring the advertising portion of the service credits and could not complete the sale of such credits, the Company cancelled the transaction and could not recognize the income, nor recognize a cash payment in the Company’s financial statements. In addition, the Company had recorded cost of sales related to this transaction in the amount of $10,000,000. As a result, in the restated December 31, 2021 financial statements included in the Amended Annual Report (the “Restated Audited Financials”), the Company decreased both cash and revenue by $30,000,000 for the year ended December 31, 2021 and reversed the related cost of sales which resulted in a decrease to cost of sales and an increase in prepaid assets by $10,000,000 each for the year ended December 31, 2021.

b.	In addition, the Company had invoiced the customer a further $17,117,472 for various services and advertising credits for the year ended December 31, 2021 and $18,539,472 during the three months ending March 31, 2022. The Company recorded such amounts to both revenue and accounts receivable, respectfully. As a result of the cancellation of the transaction due to the inability of the Company to transfer the credits and related services, the Company decreased both accounts receivables and revenues by $17,117,472, in the restated financial statements for the year ended December 31, 2021; and $18,539,472, in the restated financial statements for the three months ended March 31, 2022.

c.	The total adjustment to accounts receivable was an increase of $34,356,944.

d.	The total adjustment to pre-paid expenses was an increase of $9,000,000 and other current assets decreased by $4,682.

e.	The total adjustment to trade payables was a decrease of $167,602.

f.	The total adjustment to revenue was a decrease of $17,520,200

g.	Income tax expense increase of $23,364.

h.	The total adjustment to cost of revenue was an increase of $780,727.

i.	The total adjustment to operating expenses was a decrease of $1,877,805 and the adjustment to other expense, net was an increase of 4,191,580.

(3)	During the Company’s reassessment of all accounts as of December 31, 2021, the Company determined that approximately $2,000,000 of prepaid advertising credits purchased during 2017 and 2018 may not be able to be fully utilized. As a result, the Company decreased prepaid expenses of $2,000,000 and increased its loss reserve for prepaid advertising credits by $2,000,000, in the restated financial statements for the year ended December 31, 2021.

(4)	After the termination of several officers and employees subsequent to December 31, 2022 and the cancelation of various options and/or warrants held by these individuals, the Company decreased Additional paid-in capital in the amount of $2,541,242.

(5)	In an unrelated transaction, the Company entered into an arrangement with another customer totaling $5,000,000 in 2021. The Company recognized the full amount of the arrangement and recorded $5,000,000 as revenue and accounts receivable for the year ended December 31, 2021. The Company started performing the services under the arrangement during 2021, which services were to be completed in 2022. During October 2021, the customer paid $500,000 towards these services. Subsequently, the Company determined that, in accordance with ASC 606, due to an uncertainty of collectability of the remaining accounts receivable, the Company should not have recognized any revenue from this arrangement during the year ended December 31, 2021. As a result of the payment of $500,000 received during the year ended December 31, 2021, the Company is allowed to record deferred revenue in the amount of $500,000. As a result, the Company (i) decreased accounts receivable by $4,500,000, increased deferred revenue by $500,000 and decreased revenue by $5,000,000, for the year ended December 31, 2021; and (ii) recorded revenue of $500,000 for the three months ended March 31, 2022.

(6)	In addition, related to the transaction stated above, in February 2022, the Company loaned the customer $450,000 and initially recorded it as a bridge loan receivable from the customer. In March 2022, the parties executed a formal agreement for the arrangement described above, in the form of a secured promissory note (the “Secured Promissory Note”). The Secured Promissory Note includes provisions regarding the development, implementation, operation, and maintenance of the technology platform contemplated in the arrangement and also indicates that all work previously performed on the project is to be considered performed under and governed by the Secured Promissory Note. The Secured Promissory Note provides that the $450,000 bridge loan made in February be rolled into such note. In connection with the execution of the Secured Promissory Note, an escrow was established and the Company deposited a total of $6,050,000 in the escrow account. The parties subsequently agreed that the conditions of the escrow had been met and all of the funds were released, with $4,500,000 going back to the Company and $1,550,000 going to the customer. The Company recorded the entire $6,500,000 as a Note Receivable and reported it as such in the Original Report. In connection with the restatement of the financial statements included in the Original Report, the Company reviewed this transaction again and determined that since the Company had received $4,500,000 of the $6,050,000 from the escrow, the actual amount loaned to the customer under the Secured Promissory Note was $1,550,000 along with the $450,000 bridge loan, for a total of $2,000,000. As a result, the amount of the Note Receivable has been corrected to $2,000,000 for the three months ended March 31, 2022.

(7)	On October 28, 2021, the Company granted 3,832,431 restricted stock awards and as of December 31, 2021 issued 3,448,066 not previously reported on the balance sheet and statement of equity as issued and outstanding.

(8)

In addition, the Company had placed $16,500,000 in an escrow account with Streicher Financial, LLC (“J. Streicher”) which was previously reported as cash in the amount of $16,500,000. Since the funds were in an account which was not under the control by the Company and subsequently the Company filed a claim against J. Streicher for the return of these funds which was later awarded to the Company (See Note 14 – Commitments and Contingencies). The fair value of the future payments anticipated by the Company have been discounted and $11,697,163 has been reclassified from cash and recorded in long term assets.

(9)	As a result of all the foregoing adjustments, the Company reevaluated the classifications of accounts on the statements of cash flows accordingly.

5. Business Combination

TDAC Combination

On October 29, 2021, the Company and AutoLotto consummated the transactions contemplated by the Business Combination Agreement. At the Closing, each share of common stock and preferred stock of AutoLotto that was issued and outstanding immediately prior to the effective time of the Business Combination (other than excluded shares as contemplated by the Business Combination Agreement) was canceled and converted into the right to receive approximately 3.0058 shares (the “Exchange Ratio”) of Lottery.com. common stock.

The Business Combination closing was a triggering event for the Series B convertible notes, of which $63.8 million was converted into 3,248,526 shares of AutoLotto that were then converted into 9,764,511 shares of Lottery.com common stock using the Exchange Ratio.

At the Closing, each option to purchase AutoLotto’s common stock, whether vested or unvested, was assumed and converted into an option to purchase a number of shares of Lottery.com common stock in the manner set forth in the Business Combination Agreement.

The Company accounted for the Business Combination as a reverse recapitalization whereby AutoLotto was determined as the accounting acquirer and TDAC as the accounting acquiree. Refer to Note 3, Significant Accounting Policies, for further details. Accordingly, the Business Combination was treated as the equivalent of AutoLotto issuing stock for the net assets of TDAC, accompanied by a recapitalization. The net assets of TDAC are stated at historical cost, with no goodwill or other intangible assets recorded.

The accompanying condensed consolidated financial statements and related notes reflect the historical results of AutoLotto prior to the merger and do not include the historical results of TDAC prior to the consummation of the Business Combination.

Upon the Closing, AutoLotto received total net proceeds of approximately $42,794,000 from TDAC’s trust and operating accounts. Total transaction costs were approximately $9,460,000, which principally consisted of advisory, legal and other professional fees and were recorded in additional paid in capital. Cumulative debt repayments of approximately $11,068,000, inclusive of accrued but unpaid interest, were paid in conjunction with the close, which included approximately $5,475,000 repayment of notes payable to related parties, and approximately $5,593,000 payment of accrued underwriter fees.

Pursuant to the terms of the Business Combination Agreement, the holders of issued and outstanding shares of AutoLotto prior to the Closing (the “Sellers”) were entitled to receive up to 6,000,000 additional shares of Common Stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “TDAC Founders”) were also entitled to receive up to 4,000,000 additional shares of Common Stock (the “TDAC Founder Earnout Shares” and, together with the Seller Earnout Shares, the “Earnout Shares”). One of the earnout criteria had not been met by the December 31, 2021 deadline, thus no earnout shares were granted specific to that criteria. As of March 31, 2022, 3,000,000 of the Seller Earnout Shares and 2,000,000 TDAC Founder Earnout Shares were still eligible Earnout Shares until December 31, 2022.

Global Gaming Acquisition

On June 30, 2021, the Company acquired 100 percent of the equity of Global Gaming Enterprises, Inc., a Delaware corporation (“Global Gaming”), which holds 80 percent of the equity of each of Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). JuegaLotto is federally authorized by the Mexico regulatory authorities with jurisdiction over the ability to sell international lottery games in Mexico through an authorized federal gaming portal and is authorized for games of chance in other countries throughout Latin America. Aganar has been operating in the licensed iLottery market in Mexico since 2007 and is authorized to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online and additionally issues a proprietary scratch lottery game in Mexico under the brand name Capalli. The opening balance of the acquirees have been included in our condensed consolidated balance sheet since the date of the acquisition. Since the acquirees’ financial statements were denominated in Mexican pesos, the exchange rate of 22.0848 pesos per dollar was used to translate the balances.

The net purchase price was allocated to the assets and liabilities acquired as per the table below. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The fair values of the acquired intangible assets were determined using Level 3 inputs which were not observable in the market.

The total purchase price of $10,989,691, consisted of cash of $10,530,000 and 687,439 shares of common stock of AutoLotto at $0.67 per share. The total consideration transferred was approximately $10,055,214, reflecting the purchase price, net of cash on hand at Global Gaming and the principal amount of certain loans acquired. The purchase price is for an 80 percent ownership interest and is therefore grossed up to $13,215,843 as to reflect the 20 percent minority interest in the acquirees. The purchase price was allocated to the identified tangible and intangible assets acquired based on their estimated fair values at the acquisition date as follows:

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

The following are details of the purchase price allocated to the intangible assets acquired.

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

6. Property and Equipment, net

Property and equipment, net as of March 31, 2022 and December 31, 2021, consisted of the following:

	March 31,	December 31,
	2022	2021

Computers and equipment	$110,498	$113,151
Furniture and fixtures	31,818	23,760
Software	1,903,121	1,903,121
Property and equipment	2,045,437	2,040,032
Accumulated depreciation	(1,924,144)	(1,898,753)
Property and equipment, net	$121,293	$141,279

Depreciation expense was $4,152 and $41,185 for the three months ended March 31, 2022, respectively, and was $153,453 and $191,744 for the three months ended March 31, 2021.

7. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	March 31, 2022				December 31, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,350,000	$(612,639)	$737,361	$1,350,000	$(556,389)	$793,611
Trade name	6 years	2,550,000	(429,306)	2,120,694	2,550,000	(217,223)	2,332,777
Technology	6 years	3,050,000	(1,056,528)	1,993,472	3,050,000	(929,444)	2,120,556
Software agreements	6 years	14,450,000	(3,851,111)	10,598,889	14,450,000	(3,145,277)	11,304,723
Gaming license	6 years	4,020,000	(502,500)	3,517,500	4,020,000	(335,000)	3,685,000
Internally developed software	2 - 10 years	1,888,930	(94,451)	1,794,479	111,053	(23,323)	832,709
Domain name	15 years	6,935,000	(745,000)	6,190,000	6,935,000	(629,416)	6,305,584
		$34,243,930	$(7,291,535)	$26,952,395	$32,466,053	$(5,836,072)	$26,629,981

Amortization expense with respect to intangible assets for the three months ended March 31, 2022 and 2021 totaled $1,455,463 and $920,583, respectively, which is included in depreciation and amortization in the Statements of Operations.

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
Remainder of 2022	$2,584,988
2023	5,169,975
2024	5,169,975
2025	5,169,975
2026	5,169,975
Thereafter	$2,514,841

The Company had software development costs of $2,342,163 and $2,080,999 related to projects not placed in service as of March 31, 2022 and December 31, 2021, respectively which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

8. Notes Receivable

On March 22, 2022, the Company entered into a three year secured promissory note agreement with a principal amount of $2,000,000. The note bears simple interest at the rate of approximately 3.1% annually, due upon maturity of the note. The note is secured by all assets, accounts, and tangible and intangible property of the borrower and can be prepaid any time prior to its maturity date. As of March 31, 2022, the entire $2,000,000 was outstanding.

This note was received in consideration for a portion of the development work that the Company performed for the borrower who intends to use the Company’s technology to launch its own online game in a jurisdiction outside the U.S., where the Company is unlikely to operate.

9. Notes Payable and Convertible Debt

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties have verbally agreed to extend the maturity of the notes to December 31, 2022. The Company cannot prepay the loan without consent from the noteholders. As of March 31, 2022, there have been no Qualified Financing events that trigger conversion. As of March 31, 2022, the remaining outstanding balance of $771,500 is no longer convertible and has been reclassified to Notes Payable as per the agreement. Accrued interest on the note payable was $138,822 at March 31, 2022. These Notes Payable are in default.

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

During the year ended December 31, 2021, the Company entered into amendments with six of the Series B promissory noteholders to increase the principal value of the notes. The additional principal associated with the amendments totaled $3,552,114. The amendments were accounted for as a debt extinguishment, whereby the old debt was derecognized and the new debt was recorded at fair value. The Company recorded loss on extinguishment of $71,812 as a result of the amendment which is included in “Other expenses” on the condensed consolidated statements of operations and comprehensive loss.

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 9,764,511 shares of Lottery.com common stock. As of March 31, 2022, the remaining outstanding balance of $185,095 is no longer convertible and has been reclassified to notes payable. See Note 3. Accrued interest on this note as of March 31, 2022 was $38,835.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments were deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of March 31, 2022 and December 31, 2021, the balance of the loan was $150,000. As of March 31, 2022, the accrued interest on this note was $2,624.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at variable rates, are unsecured, and the parties have verbally agreed the notes will be due upon a qualifying financing event. As of March 31, 2022 and December 30, 2021 the balance of the loans totaled $13,000.

Notes payable – related parties

On August 28, 2018, in connection with the purchase of the entire membership interest of TinBu, the Company entered into several notes payable totaling $12,674,635 with the sellers of the TinBu and a broker involved in the transaction. The notes had an initial interest rate of 0%, and original maturity date of January 25, 2022. The notes payable were modified during 2021 to extend the maturity to March 31, 2022 and modified the interest rate to include simple interest of 4.1% per annum effective October 1, 2021. Each of the amendments were evaluated and determined to be loan modifications and accounted for accordingly. As of March 31, 2022 and December 30, 2021, the balance of the notes was $2,357,744 and $2,628,234, respectively. These Notes Payable are in default.

10. Stockholders’ Equity

Common Stock

Our Certificate of Incorporation, as amended, authorizes the issuance of an aggregate of 500,000,000 shares of Common Stock, par value $0.001 per share. The shares of Common Stock are duly authorized, issued, fully paid and non-assessable. Our purpose is to engage in any lawful act or activity for which corporations may now or hereafter be organized under the DGCL. Unless our Board determines otherwise, we will issue all shares of our common stock in uncertificated form. Holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders of Common Stock do not have cumulative voting rights in the election of directors. Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of our Common Stock will be entitled to receive pro rata our remaining assets available for distribution.

As of March 31, 2022 and December 31, 2021, there were 50,376,433 and 50,256,317 shares of common stock outstanding, respectively. During the three months ended March 31, 2022, the Company issued the following shares of common stock.

Issuance of Common Stock for legal settlement	60,000
Exercise of options (Note 10)	60,116

Total	120,116

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

After giving effect to the Business Combination, there were 20,125,002 warrants to purchase shares of Common stock outstanding, 20,125,000 of which are Public Warrants and two of which were previously granted warrants of AutoLotto, which are now warrants of Lottery.com and are exercisable to purchase an aggregate of 488,296 shares of common stock.

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (years)	Intrinsic Value

Outstanding at December 31, 2021	395,675	$0.11	4.0	$2,478,501
Granted	92,621	7.56	3.0
Exercised
Forfeited/cancelled
Outstanding at March 31, 2022	488,296	1.52	3.6	$1,200,387

Exercisable at March 31, 2022	488,296	$1.52	3.6	$1,200,387

Private Warrants

Private warrants of TDAC issued before the business combination were forfeited and did not transfer to the surviving entity.

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $12.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of the Business Combination. The 1,750,000 Units represents the right to purchase 1,750,000 shares of common stock and 1,750,000 warrants to purchase 1,750,000 shares of common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 29, 2023. The Units issuable upon exercise of this option are identical to those offered by Lottery.com. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Business Combination resulting in a charge directly to stockholders’ equity. As of March 31, 2022 all of the 1,750,000 Units are vested, exercisable and outstanding.

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

The Company did not issue any other warrants during the three months ended March 31, 2022 or the year ended December 31, 2021. All outstanding warrants are fully vested and have a weighted average remaining contractual life of 3.6 years. The Company incurred expenses related to outstanding warrants of $194,695 and $0 for the three months ended March 31, 2022 and 2021, respectively.

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

Beneficial Conversion Feature – Convertible Debt

As detailed in Note 8 – Notes Payable and Convertible Debt, the Company has issued two series of convertible debt. Both issuances resulted in the recognition of the beneficial conversion features contained within both of the instruments. The Company recognized the proceeds allocable to the beneficial conversion feature of $8,480,697 as additional paid in capital and a corresponding debt discount of $2,795,000. This additional paid in capital is reflected in the condensed consolidated Statements of Equity for the three months ended March 31, 2022 and the year ended December 31, 2021.

Earnout Shares

As detailed in Note 3 – as part of the TDAC Combination as of December 31, 2021 a total of 5,000,000 Earnout Shares are eligible for issuance until December 31, 2022.

11. Stock-based Compensation Expense

2015 Stock Option Plan

Prior to the Closing, AutoLotto had the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (the “2015 Plan”) in place. Under the 2015 Plan, incentive stock options could be granted at a price not less than fair market value of the AutoLotto common stock (the “AutoLotto Common Stock”). If the AutoLotto Common Stock was at the time of grant listed on any stock exchange, then such fair market value would be the closing selling price per share of AutoLotto Common Stock on the date in question on such stock exchange, as such price is officially quoted in the composite tape of transactions on such stock exchange and published in The Wall Street Journal. If there was no closing selling price for the Common Stock on the date in question, then the fair market value would be the closing selling price on the last preceding date for which such quotation exists. If the Common Stock is at the time not listed on any Stock Exchange, then the fair market value would be determined by the Board of Directors or the Committee acting in its capacity as administrator of the Plan after taking into account such factors as the Plan Administrator shall deem appropriate. The maximum number of shares of Common Stock that could have been issued over the term of the Plan could not exceed Four Hundred Fifty Thousand (450,000). Options are exercisable over periods not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of voting stock) from the date of grant. Shares of AutoLotto Common Stock issued under the 2015 Plan could, in the discretion of the Plan Administrator, be fully and immediately vested upon issuance or vest in one or more installments over the Participant’s period of service or upon attainment of specified performance objectives. The Plan Administrator could not impose a vesting schedule upon any option grant or the shares of Common Stock subject to that option which is more restrictive than twenty percent (20%) per year vesting, with the initial vesting to occur not later than one (1) year after the option grant date. However, such limitation shall not be applicable to any option grants made to individuals who are officers of the Corporation, non-employee Board members or independent consultants.

2021 Equity Incentive Plan

In connection with the Business Combination, our Board of Directors adopted, and our stockholders approved, the Lottery.com 2021 Incentive Plan (the “2021 Plan”) under which 13,130,368 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 by a number of shares of Company common stock equal to five percent of the total outstanding shares of Company common stock on the last day of the prior calendar year. The maximum number of incentive stock options which can be granted under the 2021 Plan is 13,130,368. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no such increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Company common stock than would otherwise occur pursuant to the preceding sentence.

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

Stock-based compensation expense related to the employee options was $0 and $4,320 for the three months ended March 31, 2022 and 2021, respectively.

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

On April 29, 2022, restricted stock awards for certain employees vested and resulted in withhold tax for those employees. Given the limited trading liquidity of the Company’s common shares, the Company withheld 130,546 shares, valued at $2.38 per share (the closing price on April 29, 2022) from the employees, and paid the withholding tax on the employees’ behalf.

For the three months ended March 31, 2022, the Company recognized $20,880,655 of stock compensation expense related to the employee restricted stock grants. As of March 31, 2022, unrecognized stock-based compensation associated with the restricted stock awards is $11,588,249 which will be expensed over the next 3.3 years.

The Company had restricted stock activity summarized as follows:

Weighted
Average
	Number of	Grant
	Shares	Fair Value
To Outstanding at December 31, 2021	3,832,431	$14.75
Granted	-	-
Vested	-	-
Forfeited/canceled	-	-
Restricted shares unvested at March 31, 2022	3,832,431	$14.75

12. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2022 As Restated	2021

Comprehensive net loss attributable to stockholders	$(34,750,964)	$(5,456,034)

Weighted average common shares outstanding
Basic and diluted	50,376,433	22,888,700

Net loss per common share
Basic and diluted	$(.69)	$(0.24)

As of March 31, 2022, the Company excluded 345,661 stock options, 3,832,431 restricted awards, 488,296 warrants, 5,000,000 earn out shares and 1,750,000 unit purchase options respectively in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.

13. Income Taxes

We are required to file federal and state income tax returns in the United States. The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. In consultation with our tax advisors, we base our tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal and state taxing authorities in the jurisdictions in which we file tax returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by us (“uncertain tax positions”) and, therefore, may require us to pay additional taxes. As required under applicable accounting rules, we accrue an amount for our estimate of additional income tax liability, including interest and penalties, which we could incur as a result of the ultimate or effective resolution of the uncertain tax positions. We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

14. Commitments and Contingencies

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

Digital Securities

In 2018, the Company commenced an offering (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of net sweepstakes revenue of a wholly-owned entity of the Company, LDC Crypto Universal Public Company Limited (“LDC”); in February 2022, LTRY WinTogether, Inc. (“LTRY WinTogether”), a wholly-owned subsidiary of the Company assumed the obligations and liabilities of LDC, including, without limitation, with respect to the Digital Securities. The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of any other subsidiary of the Company or of the Company nor do they otherwise hold any rights that a holder of equity securities of LTRY WinTogether or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net sweepstakes revenue. If the net sweepstakes revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any sweepstakes of LTRY WinTogether for such period. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company has not satisfied any of those obligations as of March 31, 2022.

The Company leases office space in Spicewood, Texas (the “Spicewood Lease”), under an agreement which expires January 21, 2024. For the three months ended March 31, 2022 and 2021, the Company’s total rent expense for the Spicewood Lease was approximately $219,216 and $26,950, respectively.

The Company leases space to facilitate its business in Waco, Texas (the “Waco Lease”). On or about April 6, 2022, the Company remitted payment in the amount of $40,221, which included any offsets and rent payment obligations through March 31, 2022, and rent payment obligations without offsets under the Waco Lease through March 31, 2022. The Waco lease expires on December 31, 2024. The Company additionally leased space in Dallas, Texas (the “Dallas Lease”). On or about April 6, 2022, the Company remitted payment in the amount of $204,725 for rent payment obligations from November 11, 2016, through March 31, 2022. Upon remitting said payment the Dallas Lease terminated by agreement as of March 31, 2022.

As of March 31, 2022, future minimum rent payments due under non-cancellable leases with initial maturities greater than one year are as follows:

Years ending December 31,	Amount
2022 (nine months)	144,457
2023	153,222
2024	48,404
$346,083

Litigation and Other Loss Contingencies

As of March 31, 2022, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Note 16 for additional information.

J. Streicher Financial

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

In an effort to avoid post-judgment discovery, Streicher has indicated a willingness to pay the judgment over time with interest and is attempting to negotiate a settlement and forbearance agreement with the Company. Streicher’s original deadline to produce documents and respond to the post-judgment discovery was January 16, 2023, and the Deposition was scheduled to take place on January 19, 2023. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000 and agreed to make another payment in the amount of $75,000 on February 28, 2023. Streicher failed to remit the payment on February 28, 2023, and as a result, the Company is proceeding with the post-judgment discovery and depositions, which was scheduled for March 16, 2023, provided that Streicher did not appear at such hearing. The Company intends to fully collect on the Judgment and intends to pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied.

Restricted Cash and Letter of Credit

As of March 31, 2022, the Company had restricted cash of $30,000,000 as collateral and security interest. In the first quarter of 2022, the company entered an agreement with a lending institution and a business partner whereby the company pledged $30,000,000 as security for a line of credit which the lending institution extended to the business partner. Under that agreement, $30,000,000 of company cash became restricted and remained restricted until the fourth quarter of 2022 when the bank took the $30,000,000 from the company and extinguished the business partner’s debt. This has been presented on the company’s Balance Sheet as a Contingent Liability from March 31, 2022 until the obligation was satisfied in October of 2022.

15. Related Party Transactions

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

Services Agreement with Master Goblin Games, LLC

In March 2020, the Company entered into a service agreement (as amended, the “Service Agreement”), with Master Goblin Games, LLC (“Master Goblin”), an entity that is wholly-owned by our former CFO and President, Ryan Dickinson. Master Goblin leases retail locations in certain U.S. jurisdictions from which it operates tabletop game retail stores and, ancillary to such retail operations, acts as sales agent or retailer licensed by the state lottery commission of such jurisdiction to sell lottery game tickets from such retail stores. The Company acquires lottery games as requested by users from Master Goblin on a non-exclusive basis in such jurisdictions.

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

In January 2023, Woodford Eurasia Assets, Ltd. signed a letter of intent to acquire Master Goblin. Such letter of intent would give Woodford the right to appoint a director to the Board of Directors of the Company (see Note 16. Subsequent Events). As of the date of this Amended Report, no definitive documentation for this transaction has been signed.

16. Subsequent Events

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

Following Mr. DiMatteo’s resignation, he agreed to serve as Senior Advisor to the Board commencing on July 22, 2022 and continuing until the either party gives not less than ten (10) days’ prior notice to the other party (the “Consulting Period”) unless certain conditions for earlier termination become applicable. Mr. DiMatteo agreed to, among other things, (i) provide consulting and advisory services to the Board of Directors of the Company as requested and (ii) cooperate in any ongoing and any future investigation by or related to the Company. Non-compete and customer and employee non-solicitation provisions as well as confidentiality obligations from prior agreements entered into between Mr. DiMatteo and the Company will apply while he consults and for a period of one year thereafter. Mr. DiMatteo may be paid $1,000 per month for each month during which he provides services to the Company and reimbursed for business expenses validly incurred prior to his resignation. The Agreement includes a general release of claims by Mr. DiMatteo.

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

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “TinBu Plaintiffs”) filed its original complaint against Lottery.com, Inc. f/k/a AutoLotto, Inc. and its wholly-owned subsidiary TinBu, LLC (“TinBu”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “TinBu Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. The parties agreed to extend the Company and its subsidiary’s deadline to respond until May 1, 2023. On May 2, 2023, the Company and its subsidiary retained local counsel who filed a Notice of Appearance on behalf of the Company and TinBu and filed a Motion for Enlargement requesting the Court to extend its deadline to file its initial response to the Complaint by an additional 30 days (the “Motion for Enlargement”). The Motion has not been set for a hearing. On May 5, 2023, Plaintiffs filed their Motion for Court Default (“Plaintiffs’ Motion for Default”), despite Company’s Motion for Enlargement. Plaintiffs’ Motion for Default has not been set for a hearing. The Company intends to oppose Plaintiffs’ Motion for Default. On May 9, 2023, Plaintiffs served Plaintiffs’ First Request for Admissions (the “RFA) to the Company. The Company intends to respond in a timely manner or make necessary objections to the RFA.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the related notes appearing elsewhere in this Amended Report contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those expressed or implied in such forward- looking statements as a result of various factors, including those set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included herein and the sections entitled “Risk Factors” included in this Amended Report and in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2021 (our “Amended Annual Report”).

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

On July 20, 2022, Armanino LLP (“Armanino”), the Company’s registered independent public accountant for the fiscal years ended December 31, 2021 and 2022, advised the Company that its audited financial statements of for the year ended December 31, 2021 (the “2021 Audit”) and the unaudited financial statements for the quarter ended March 31, 2022 (the “March 2022 Financials”), should no longer be relied upon. Armanino advised that it had determined, subsequent to the 2021 Audit and review of the March 2022 Financials, that the Company had entered into a line of credit in January 2022 that was not disclosed in the footnotes to the 2021 Audit and was not properly recorded in the March 2022 Financials (see Note 4 to our consolidated financial statements for more details).

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

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core business (as described in more detail under “—Plans for Recommencement of Company Operations” below), completing the restatement of the Company’s 2021 Audit (which was included in the Amended Annual Report) and March 2022 Financials (which is included in this Amended Report) and preparing the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022 and Annual Report on Form 10-K for the year ended December 31, 2022.

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

In accordance with the terms of the Business Loan, upon entering into the agreement, $30,000,000 in a separate account with Provident was pledged as security for the amount outstanding under the loan (“Collateral Security”). The $30,000,000 Collateral Security became restricted and remained restricted until October 12, 2022, when AutoLotto defaulted on its obligations under the Business Loan and Provident foreclosed on the $30,000,000 of Collateral Security. The Collateral Security, which was in the form of restricted cash, was presented as a contingent liability on the Company’s balance sheet from March 31, 2022 until the obligation was satisfied in October of 2022. See Note 4 to our consolidated financial statements for additional information.

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

As of the date of this Amended Report, the current estimated cash balance of the Company and subsidiaries is approximately $366,600. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to pay its service providers to complete and file its deficient periodic reports, including this Amended Report, the Quarterly Reports on Form 10-Q for the periods ending June 30, 2022 and September 30, 2022, and the Annual Report on Form 10-K for the year ended December 31, 2022.

As of the date of this Amended Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Amended Report, we are not in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”) and have presented a plan to regain compliance with the Listing Rules that was recently conditionally accepted by a hearing panel. Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls, and plans to overhaul its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

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

Key Trends and Factors Affecting Our Results

The following describes the trends associated with our business prior to the Operational Cessation that have impacted, and which we expect will continue to impact, our business and results of operations in a material way:

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

Our growth plans and the competitive landscape. Our direct competitors operate in the global entertainment and gaming industries and, like us, seek to expand their product and service offerings with integrated products and solutions. Our short-to-medium term focus is on increasing our penetration in our existing U.S. jurisdiction by increasing direct to consumer marketing campaigns, introducing our B2C Platform into new U.S. and international jurisdictions, and acquiring synergistic regulated and sports betting enterprises domestically and abroad. Competition in the sale of online lottery games has significantly increased in recent years, is currently characterized by intense price-based competition, and is subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. To maintain our competitive edge alongside other established industry players (many of which have more resources, or capital), we expect to incur greater operating expenses in the short-term, such as increased marketing expenses, increased compliance expenses, increased personnel and advisory expenses associated with being a public company, additional operational expenses and salaries for personnel to support expected growth, additional expenses associated with our ability to execute on our strategic initiatives including our aim to undertake merger and acquisition activities, as well as additional capital expenditures associated with the ongoing development and implementation of Project Nexus.

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table summarizes our results of operations for the three month ended March 31, 2022 and March 31, 2021, respectively.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change

Revenue	$3,630,692	$5,461,539	(1,830,847)	(0.34)%
Cost of revenue	2,384,742	2,946,981	(562,239)	(0.19)%
Gross profit	1,245,950	2,514,558	(1,268,608)	(0.50)%
Total operating expenses	31,926,918	5,266,824	26,660,094	5.06%
Loss from operations	(30,680,968)	$(2,752,266)	(27,928,702)	10.15%

Other expenses
Interest expense	3,981	2,472,048	(2,468,067)	(1.00)%
Other expense	4,189,144	231,720	3,957,424	17.08%
Total other expenses, net	4,193,125	2,703,768	1,489,357	0.55%

Net loss before income tax	$(34,874,093)	(5,456,034)	(29,418,059)	5.39%
Income tax expense (benefit)	23,364	-	23,364	100.00%
Net loss	(34,897,457)	(5,456,034)	(29,441,423)	5.40%

Other comprehensive loss
Foreign currency translation adjustment, net	(1,064)	-	(1,064)
Comprehensive loss	(34,898,521)	(5,456,034)	(29,442,487)

Net income attributable to noncontrolling interest	147,557	-
Net loss attributable to Lottery.com Inc.	(34,750,964)	(5,456,034)

Net loss per common share
Basic and diluted	$(0.69)	$(0.24)

Weighted average common shares outstanding
Basic and diluted	50,376,433	22,888,700

Revenue.

Revenue. Revenue for the three months ended March 31, 2022 was $3.6 million, a decrease of $1.8 million, or 34%, compared to revenue of $5.4 million for the three months ended March 31, 2021. The decrease in revenue is because $1.5 million of project related revenue from business partners in the three months ended March 31, 2021 was not recurring revenue.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2022 was $2.4 million, a decrease of $0.6 million, or 19%, compared to cost of revenue of $2.9 million for the three months ended March 31, 2021. The decrease in the cost of revenue was driven by costs incurred for outside contractors in connection with a project for a business partner in a new jurisdiction in 2021 that were not recurring.

Gross Profit. Gross profit for the three months ended March 31, 2022 was $1.2 million compared to $2.5 million for the three months ended March 31, 2021, a decrease of $1.3 million, or 50%. This decrease was primarily due to the decrease in revenue because project related revenue from business partners was not recurring in 2022.

Operating Costs and Expenses.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating expenses
Personnel costs	$24,402,866	$1,095,793	$23,307,073	2,127%
Professional fees	3,137,950	2,415,198	722,752	30%
Sales & marketing	1,887,870	313,442	1,574,428	502%
General and Administrative	1,124,307	1,075,132	49,175	5%
Depreciation and amortization	1,373,925	367,259	1,006,666	274%
Total operating expenses	$31,926,918	$5,266,824	$26,661,159	506%

Operating expenses for the three months ended March 31, 2022 were $31.9 million, an increase of $26.6 million, or 506%, compared to $5.3 million for the three months ended March 31, 2021. The increase was primarily driven by increased personnel expenses incurred from $20.7 million of stock compensation expense and increased general and administrative expenses from public company expenses, increased headcount to support the Company’s growth, increased marketing spends resulting from the use of Gatehouse Media credits, which we received several years ago in exchange for warrants, and increased amortization expenses driven by acquisitions made during the 2021 fiscal year

Personnel Costs. Personnel costs increased by $23.3 million, from $1.1 million for the three months ended March 31, 2021, to $24.4 million for the three months ended March 31, 2022. The increase was due primarily to an increase of $20.7 million in stock compensation expense as a result of equity grants that were valued at the share price soon after the Business Combination.

Professional Fees. Professional fees increased by $0.7 million, or 30%, from $2.4 million for the three months ended March 31, 2021 to $3.1 million for the three months ended March 31, 2022. The increase was driven primarily by public company legal and professional fees including 60,000 shares of common stock issued of at a fair value of approximately $241,740 at $4.03 per share.

Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2022 were approximately $1.8 million, compared to $0.3 million for the three months ended March 31, 2021, an increase of $1.6 million, or 502%. This increase was due primarily to an increase in media credits used during the current period.

General and Administrative. General and administrative expenses increased $1.0 million, or 5%, from $1.08 million for the three months ended March 31, 2021 to $1.1 million for the three months ended March 31, 2022. These costs increased in general is mainly attributed to travel costs, development opportunities, increased business licensing, bank fees, and insurance.

Depreciation and Amortization. Depreciation and amortization increased $1.0 million, or 274%, from $0.4 million for the three months ended March 31, 2021 to $1.4 million for the three months ended March 31, 2022. The increase was driven by the acquisition of the sports.com domain name in 2021 as well as the intangibles created through the purchase of Global Gaming.

Other (Income) Expense, Net.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Other expenses
Interest expense	3,981	2,472,048	(2,468,067)	(100)%
Other (income) expense	4,189,144	231,720	3,957,4243	1708%
Total other (income) expense, net	$4,193,125	$2,703,768	1,489,357	55%

Interest Expense. We had minimal interest expenses for the three months ended March 31, 2022, compared to interest expense of $2.5 million for the three months ended March 31, 2021. This change was driven by lower debt levels as a result of debt that converted into equity at the time of the Business Combination or settled in cash following the Closing.

Other Expense. Other expense for the three months ended March 31, 2022 is related to an expense recorded to reflect a discount on a long term asset that will be received by the Company over time.

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

These conditions, along with our current lack of material revenue producing activities, and significant debt, raise substantial doubt about our ability to continue as a going concern for the next 12 months. For more information, see Note 2 – Liquidity and Going Concern to the consolidated financial statements included herein.

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

Cash Flows

Prior to the Operational Cessation, net cash provided by operating activities was $1.9  million for the three months ended March 31, 2022, compared to net cash provided by operating activities of $3.9 million for the three months ended March 31, 2021. Factors affecting changes in operating cash flows were decreased revenue from operations which were combined with increased expenses for professional fees, personnel costs, and sales and marketing activities in 2022 as compared to 2021. Net cash used in investing activities during the three months ended March 31, 2022 was $0, compared to $3.1 million for the prior year. The decrease was primarily the result of a decrease in spending on capitalized software development. Net cash used by financing activities was $.3 million for the three months ended March 31, 2022, compared to net cash provided of $14.5 million for the three months ended March 31, 2021. The decrease was primarily due convertible debt being issued in 2021 which did not repeat in 2022 as well as the repayment of principal repayments for $4.8 million of debt in 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the filing of the Original Report on May 16, 2022, our management, with the participation of our then Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on their evaluation, our then Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting with respect to our financial statement close and reporting process.

Subsequent to the evaluation made in connection with the filing of the Original Report on May 16, 2022, our management, with the participation of our Chief Executive Officer, reevaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Our disclosure and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.

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

Material Weaknesses in Internal Control Over Financial Reporting (as restated)

In connection with the audit of our condensed consolidated financial statements included in our Amended Annual Report, our management has identified material weaknesses in our internal control over financial reporting as of December 31, 2021 and 2020 relating to deficiencies in the design and operation of the procedures relating to the closing of our financial statements. These include: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions, (ii) the fact that our policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively; (iii) our inability to complete the timely closing of financial books at the quarter and fiscal year end, and (iv) incomplete segregation of duties in certain types of transactions and processes.

Specifically, management did not design and maintain sufficient procedures and controls related to revenue recognition including those related to ensuring accuracy of revenue recognized from non-routine transactions such as the sales of LotteryLink Credits, which resulted in an overstatement of revenue of approximately $52.1 million during the year ended December 31, 2021, which required a restatement of our previously issued financial statements for the year ended December 31, 2021 contained in the Amended Annual Report.

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

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description
10.1***	Amendment to Employment Agreement, dated March 23, 2022, by and between Matthew Clemenson and Lottery.com (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.2***	Amendment to Employment Agreement, dated March 23, 2022, by and between Ryan Dickinson and Lottery.com (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.3***	Amendment to Employment Agreement, dated as of March 28, 2022, by and between Kathryn Lever and Lottery.com (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.
***	Filed with the Original Report.
+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lottery.com Inc.

By:	/s/ Mark Gustavson
Name:	Mark Gustavson
Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial/Accounting Officer)

Dated: May 15, 2023

