Form 10-Q
period 2022-06-30
Lottery.com Inc.
filed 2023-05-22
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission File Number: 001-38508

Lottery.com Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-1996183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20808 State Hwy 71 W, Unit B, Spicewood, Texas	78669
(Address of principal executive offices)	(zip code)

(512) 592-2451

(Registrant’s telephone number, including area code)

N/A

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

As of May 19, 2023, 50,925,271 shares of common stock, par value $0.001 per share were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of Lottery.com Inc. (“Lottery.com”, the “Company”, “we” or “us”). Forward-looking statements appear in a number of places in this Report, including, without limitation, under the heading in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in the section entitled “Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2021 (the “Amended Annual Report”) and in this Report, as such factors may be updated in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), as well as the following:

●	The findings of the previously disclosed Internal Investigation (as defined herein) and other matters have exposed us to a number of legal proceedings, investigations and inquiries, resulted in significant legal and other expenses, required significant time and attention from our senior management, among other adverse impacts.

●	We and certain of our former officers are, and in the future, we or our officers and directors may become, the subject of legal proceedings, investigations and inquiries by governmental agencies with respect to the findings of the Internal Investigation and other matters, which could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.

●	We have been named as a defendant in a number of lawsuits filed by purchasers of our securities, including class action lawsuits that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

●	Matters relating to or arising from the restatement and the Internal Investigation, including adverse publicity and potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

●	In July 2022, we furloughed the majority of our employees and suspended our lottery game sales operations after determining that we did not have sufficient financial resources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As a result, we may not be able to continue as a going concern.

●	We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

ii

●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

●	The circumstances that led to the failure to file our annual report and quarterly reports on time, and our efforts to investigate, assess and remediate those matters have caused and may continue to cause substantial delays in our SEC filings.

●	Our inability to compete with other forms of entertainment for consumers’ discretionary time and income.

●	Economic downturns, inflation, geopolitical and political and market conditions beyond our control.

●	Negative events or media coverage relating to our business, our management and directors, the lottery, lottery games or online gaming or betting.

●	Our inability to attract and retain users, including as a result of failing to appear in Internet search engine results.

●	Our continued ability to use domain names to promote and increase the value of our brand.

●	Scrutiny by stakeholders with respect to responsible gaming and ethical conduct.

●	Our ability to achieve profitability and growth in the newly-developed market for online lottery games.

●	Our inability to profitably expand into new markets or capitalize on new gaming and lottery industry trends and changes, such as by developing successful new product offerings.

●	The effectiveness of our marketing efforts in developing and maintaining our brand and reputation.

●	Failure to offer high-quality user support.

●	Adverse impacts to user relationships resulting from disruptions to our information technology.

●	The vulnerability of our information systems to cyberattacks and disruptions caused with respect thereto, including an inability to securely maintain personal and other proprietary user information.

●	Our inability to adapt to changes or updates in the Internet, mobile or personal devices, or new technology platforms or network infrastructures.

●	The exposure of our online infrastructure to risks relating to new and untested distributed ledger technology.

●	Our inability to comply with complex, ever-changing and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming and lottery industries.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or software component products for our gaming platforms, product offerings and the processing of user payments and withdrawals.

●	Our inability to maintain successful relationships and/or agreements with lottery organizations and other third-party marketing or service provider affiliates.

iii

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations required for the operation of our business.

●	The effectiveness of our transition and compliance with the regulatory and other requirements of being a newly public company.

●	We are currently not in compliance with the continued listing standards of Nasdaq and may not be able to regain compliance with Nasdaq’s continued listing standards in the future.

●	Limited liquidity and trading of our securities.

●	Woodford may not loan us the amounts they agreed to under the Loan Agreement.

●	Our obligations under the Loan Agreement (as defined herein) are secured by a first priority security interest in substantially all of our assets and if we were to default, they could force us to curtail or abandon our business plans and operations.

●	The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford (as defined herein) under the Loan Agreement may depress the market price of our common stock and cause substantial dilution

●	We currently owe a significant amount of money under our Loan Agreement, which we may not be able to repay.

The risks described herein or in the “Risk Factors” sections of our other public filings referenced above are not exhaustive. Other sections of this Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

iv

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

1

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
		(As Restated)
ASSETS
Current assets:
Cash	$369,322	$32,638,970
Restricted Cash	30,000,000	-
Accounts receivable	202,064	79,181
Prepaid expenses	20,627,111	22,896,638
Other current assets	259,447	226,200
Total current assets	51,457,944	55,840,989

Notes Receivable	2,000,000	-
Investments	250,000	250,000
Other long term assets	13,009,686	-
Goodwill	19,590,758	19,590,758
Intangible assets, net	27,207,725	28,710,980
Property and equipment, net	117,273	141,279
Total assets	$113,633,386	$104,534,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$4,728,841	$1,006,535
Deferred revenue	517,857	1,162,335
Notes payable – current	3,292,244	3,771,340
Accrued interest	365,376	176,260
Accrued and other expenses	3,263,228	4,416,168
Total current liabilities	12,167,546	10,532,638

Long-term liabilities:
Other long-term liabilities	1,522	1,169
Total long-term liabilities	1,522	1,169
Commitments & Contingencies (Note 12)	30,000,000	-
Total liabilities	42,169,068	10,533,807

Commitments and contingencies (Note 12)

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 50,540,906 and 50,256,317 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	50,540	50,256
Additional paid-in capital	267,191,008	239,358,644
Accumulated other comprehensive loss	(11,720)	(655)
Accumulated deficit	(198,295,525)	(148,188,138)
Total Lottery.com Inc. stockholders’ equity	68,934,303	91,220,107
Noncontrolling interest	2,530,015	2,780,092
Total Equity	71,464,318	94,000,199

Total liabilities and stockholders’ equity	$113,633,386	$104,534,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$1,885,171	$9,878,497	$5,515,863	$15,340,036
Cost of revenue	1,577,239	1,063,355	3,961,981	4,010,336
Gross profit	307,932	8,815,142	1,553,882	11,329,700

Operating expenses:
Personnel costs	9,512,356	2,025,745	33,915,222	3,121,538
Professional fees	1,219,509	28,260	4,357,459	2,443,458
General and administrative	3,881,057	4,880,934	6,893,234	6,269,508
Depreciation and amortization	1,297,394	808,382	2,671,319	1,175,641
Total operating expenses	15,910,316	7,743,321	47,837,234	13,010,145
Income (loss) from operations	(15,602,384)	$1,071,821	(46,283,352)	$(1,680,445)

Other expenses
Interest (income) expense	71,045	2,742,163	75,026	5,214,211
Other (income) expense	(247,851)	(251,771)	3,941,293	(20,051)
Total other expenses (income), net	(176,806)	2,490,392	4,016,319	5,194,160

Net loss before income tax	$(15,425,578)	$(1,418,571)	$(50,299,671)	$(6,874,605)
Income tax expense (benefit)	23,364	-	46,728	-
Net loss	(15,448,942)	(1,418,571)	(50,346,399)	(6,874,605)

Other comprehensive loss
Foreign currency translation adjustment, net	(10,001)	-	(11,065)	-
Comprehensive loss	(15,458,941)	(1,418,571)	(50,357,464)	(6,874,605)

Net income attributable to noncontrolling interest	102,520	-	250,077	-
Net loss attributable to Lottery.com Inc.	(15,356,422)	(1,418,571)	(50,107,386)	(6,874,605)

Net loss per common share
Basic and diluted	$(0.30)	$(0.06)	$(1.00)	$(0.29)

Weighted average common shares outstanding
Basic and diluted	50,412,982	24,080,026	50,346,649	23,492,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2022 and 2021

			Additional		Accumulated Other	Total AutoLotto Inc.		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2020	22,658,006	$22,658	$111,752,883	$(95,140,568)	$-	$16,634,973	$-	$16,634,973
Issuance of common stock upon stock option exercise	115,724	116	6,882	-	-	6,998	-	6,998
Conversion of convertible debt	1,398,224	1,398	933,602	-	-	935,000	-	935,000
Beneficial conversion feature	-	-	9,149,683	-	-	9,149,683	-	9,149,683
Issuance of digital securities	-	-	108,332	-	-	108,332	-	108,332
Stock based compensation	-	-	4,320	-	-	4,320	-	4,320
Issuance of common stock for the purchase of JuegaLotto	688,335	688	459,462	-	-	460,150	-	460,150
Net loss	-	-	-	(6,874,605)	-	(6,874,605)	-	(6,874,605)

Balance as of June 30, 2021	24,860,289	24,860	122,415,164	(102,015,173)	-	20,424,851	-	20,424,851

Balance as of March 31, 2021	24,071,259	$24,071	$121,947,545	$(100,596,602)	$-	$21,375,014	$-	$21,375,014

Stock based compensation	-	-	$2,160	-	-	2,160	-	2,160
Issuance of common stock upon stock option exercise	100,695	101	5,997	-	-	6,098	-	6,098
Issuance of common stock for the purchase of JuegaLotto	688,335	688	459,462	-	-	460,150	-	460,150
Net loss	-	-		(1,418,571)	-	(1,418,571)	-	(1,418,571)
Balance as of June 30, 2021	24,860,289	$24,860	$122,415,164	$(102,015,173)	$-	$20,424,851	$-	$20,424,851

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2021	50,256,317	$50,256	$239,358,644	$(148,188,138)	$(655)	$91,220,107	$2,780,092	$94,000,199
Issuance of common stock upon stock option exercise	60,116	60	(60)	-	-	-	-	-
Issuance of common stock for legal settlement	60,000	60	241,680	-	-	241,740	-	241,740
Stock based compensation	164,473	164	27,590,744	-	-	27,590,908	-	27,590,908
Other comprehensive loss	-	-	-	-	(11,065)	(11,065)	-	(11,065)
Net loss	-	-	-	(50,107,387)	-	(50,107,387)	(250,077)	(50,357,464)

Balance as of June 30, 2022	50,540,906	$50,540	$267,191,008	$(198,295,525)	$(11,720)	$68,934,303	$2,530,015	$71,464,318

Balance as of March 31, 2022	50,376,433	50,376	260,480,919	(182,939,102)	(1,719)	$77,590,474	$2,632,535	80,223,009
Stock based compensation	164,473	164	$6,710,089	-	-	6,710,253	-	6,710,253
Other comprehensive loss	-	-	-	-	$(10,001)	(10,001)	-	(10,001)
Net loss		-		$(15,356,423)	-	(15,356,423)	(102,520)	(15,458,943)
Balance as of June 30, 2022	50,540,906	$50,540	$267,191,008	$(198,295,525)	$(11,720)	$68,934,303	$2,530,015	$71,464,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(50,107,386)	$(6,874,605)
Adjustments to reconcile net income to net cash used in operating activities:
Loss Attributable to noncontrolling interest		(250,077)	-
Depreciation and amortization		2,707,239	1,343,744
Non-cash interest expense		-	1,841,807
Issuance of common stock for legal settlement		241,740	-
Stock based compensation		27,590,908	2,160
Changes in assets and liabilities:
Accounts receivable		(122,883)	-
Prepaid expenses		2,269,527	894,872
Other current assets		(33,247)	(54,853)
Other long-term assets		(13,009,686)	-
Note receivable		(2,000,000)	-
Trade payables		3,722,305	(354,736)
Accounts payable and accrued expenses		(1,152,940)	1,512,125
Deferred revenue		(644,478)	(2,039,113)
Accrued interest		189,116	(605,961)
Other long term liabilities		353	-
Commitments and contingencies		30,000,000	-
Net cash (used in) provided by operating activities		(599,509)	(4,334,560)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets		(18,305)	(57,452)
Purchase of intangibles		(1,161,673)	(3,050,000)
Net cash used in investing activities		(1,179,978)	(3,107,452)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of digital securities		-	108,332
Proceeds from exercise of options and warrants		-	895
Proceeds from issuance of convertible debt		-	19,282,619
Payments on notes payable - related parties		(479,096)	-
Principal payments on debt		-	(4,856,250)
Net cash (used in) provided by financing activities		(479,096)	14,535,596
Net effect of exchange rate changes on Cash		(11,065)	-
NET CHANGE IN NET CASH AND RESTRICTED CASH		(2,269,648)	7,093,584
CASH AND RESTRICTED CASH - BEGINNING OF YEAR		32,638,970	158,492
CASH AND RESTRICTED CASH - END OF PERIOD		$30,369,322	$7,252,076
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash		$-	$24,280
Taxes paid in cash		$-	$-
Noncash investing and financing activities
Conversion of convertible debt into common stock	$		$935,000
Purchase of intangible assets through the issuance of convertible debt	$		$15,450,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

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

Due to losses experienced by the Company’s Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $198 million and a working capital of approximately $9.3 million at June 30, 2022. For the three and six months ended June 30, 2022, the Company sustained loss from operations of 15.6 million and $46.3 million, respectively. The Company had income from operations of $1.1 million and loss from operations of $1.6 million for the three and six months ended June 30, 2021, respectfully.

The Company has historically funded its activities to date almost exclusively from debt and equity financing. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt. Although Management believes that it will be able to continue to raise funds by sale of its securities to provide the additional cash needed to meet the Company’s obligations as they become due beginning with a loan agreement the Company entered into with Woodford Eurasia Assets, Ltd. (“Woodford”) on December 7, 2022 (see Note 14. Subsequent Events), the Plans for Recommencement of Company Operations to require substantial funds to implement and there is no assurance that the Company will be able to continue raising the required capital.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The condensed consolidated balance sheet as of December 31, 2021 has been derived from our unaudited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, which were included in Amendment No. 1 to our Annual Report on Form 10-K/A that was filed with the Securities and Exchange Commission on May 10, 2023.

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

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash is placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. Cash is regularly maintained in excess of federally insured limits at the financial institutions. Management believes that we are not exposed to any significant credit risk related to cash deposits.

Significant customers are those which represent more than 10% of our revenues for each period presented, or our accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the six months ended
	June 30,
Customer	2022	2021
Customer A	24%	-%
Customer B	8%	19%
Customer C	-%	46%
Customer D	-%	20%

The customers above had no outstanding receivables as of June 30, 2022 and 2021.

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

Cash

As of June 30, 2022 and December 31, 2021, cash and cash equivalents were composed of cash deposits. Certain deposits with some banks exceeded federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of June 30, 2022 and December 31, 2021.

Accounts Receivable

Through the various merchant providers used by us, we pre-authorize forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and we do not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, or its customers, in the normal course of business. We accrue 100 percent of all expenses associated with LotteryLink prior to issuing accounts payable to a Master Affiliate or receiving associated payments. We estimate our bad debt exposure each period and record a bad debt provision for accounts receivable we believe may not be collected in full. The Company did not record any allowance for uncollectible receivables as of June 30, 2022 and December 31, 2021. The Company has not incurred bad debt expense historically.

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

Domain Name

Domain name represents the cost incurred to purchase website domain names which are being amortized on a straight-line method over estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, except for goodwill, consist of property and equipment and finite-lived acquired intangible assets, such as internal-use software, software licenses, customer relationships, gaming licenses, trademarks, tradenames and customer relationships. Long-lived assets, except for goodwill and indefinite-lived assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. The Company determined that there was no significant impairment of long-lived assets during the six months ended June 30, 2022 or the year ended December 31, 2021.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of June 30, 2022, the Company excluded 345,661 stock options, 3,832,431 restricted awards, 488,296 warrants, 5,000,000 earn out shares and 1,750,000 unit purchase options respectively in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.

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

Pursuant to the terms of the Business Combination Agreement, the holders of issued and outstanding shares of AutoLotto prior to the Closing (the “Sellers”) were entitled to receive up to 6,000,000 additional shares of Common Stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “TDAC Founders”) were also entitled to receive up to 4,000,000 additional shares of Common Stock (the “TDAC Founder Earnout Shares” and, together with the Seller Earnout Shares, the “Earnout Shares”). One of the earnout criteria had not been met by the December 31, 2021 deadline, thus no earnout shares were granted specific to that criteria. As of June 30, 2022, 3,000,000 of the Seller Earnout Shares and 2,000,000 TDAC Founder Earnout Shares were still eligible Earnout Shares until December 31, 2022.

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

The following unaudited pro forma condensed consolidated results of operations for the six months ended June 30, 2021 have been prepared as if the acquisition of Global Gaming had occurred on January 1, 2021 and includes adjustments for amortization of intangibles and the addition to basic and diluted weighted average number of shares outstanding.

	For the six months ended June 30, 2021
		Global
	Lottery.com (As presented above)	Gaming Acquisition (Historical) (unaudited)	Pro forma Lottery.com
Total revenues	$15,340,036	1,038,737	$16,378,773
Net loss	(6,874,157)	(7,171)	(6,881,328)
Net loss attributable to shareholders	$(6,874,157)	(7,171)	$(6,881,328)

Net loss per common share
Basic and diluted	$(0.29)		$(0.29)

Weighted average common shares outstanding
Basic and diluted	23,492,214		23,492,214

Subsequently, the Company adjusted Goodwill for the recording of related deferred tax liabilities as the Company released $1.6 million of valuation allowance since the additional deferred tax liabilities represent a future source of taxable income. See Note 11.

5.	Property and Equipment, net

Property and equipment, net as of June 30, 2022 and December 31, 2021, consisted of the following:

	June 30,	December 31,
	2022	2021

Computers and equipment	$110,498	$113,151
Furniture and fixtures	64,075	23,760
Software	1,903,121	1,903,121
Property and equipment	2,077,694	2,040,032
Accumulated depreciation	(1,960,421)	(1,898,753)
Property and equipment, net	$117,273	$141,279

Depreciation expense was $36,277 and $61,668 for the three and six months ended June 30, 2022, respectively, and was $68,522 and $221,975 for the three and six months ended June 30, 2021.

6.	Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	June 30, 2022				December 31, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,350,000	$(590,554)	$759,446	$1,350,000	$(556,387)	$793,613
Trade name	6 years	2,550,000	(428,890)	2,121,110	2,550,000	(217,223)	2,332,777
Technology	6 years	3,050,000	(1,064,444)	1,985,556	3,050,000	(929,444)	2,120,556
Software agreements	6 years	14,450,000	(4,755,276)	9,694,724	14,450,000	(3,145,277)	11,304,723
Gaming license	6 years	4,020,000	(670,000)	3,350,000	4,020,000	(335,000)	3,685,000
Internally developed software	2 - 10 years	3,316,923	(94,451)	3,222,472	2,192,050	(23,323)	832,709
Domain name	15 years	6,935,000	(860,583)	6,074,417	6,935,000	(629,416)	6,305,584
		$35,671,923	$(8,464,198)	$27,207,725	$34,547,050	$(5,836,070)	$28,710,980

Amortization expense with respect to intangible assets for the three months ended June 30, 2022 and 2021 totaled $1,209,465 and $1,278,500, respectively, and for the six months ended June 30, 2022 and 2021 totaled $2,664,928 and $2,199,083, respectively, which is included in depreciation and amortization in the Statements of Operations.

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
Remainder of 2022	$1,375,523
2023	5,169,975
2024	5,169,975
2025	5,169,975
2026	5,169,975
Thereafter	$2,514,841

The Company had software development costs of $2,342,163 and $2,080,999 related to projects not placed in service as of June 30, 2022 and December 31, 2021, respectively, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

7.	Notes Receivable

On March 22, 2022, the Company entered into a three year secured promissory note agreement with a principal amount of $2,000,000. The note bears simple interest at the rate of approximately 3.1% annually, due upon maturity of the note. The note is secured by all assets, accounts, and tangible and intangible property of the borrower and can be prepaid any time prior to its maturity date. As of June 30, 2022, the entire $2,000,000 in principal was outstanding and the Company had $17,109 in accrued interest.

This note was received in consideration for a portion of the development work that the Company performed for the borrower who intends to use the Company’s technology to launch its own online game in a jurisdiction outside the U.S., where the Company is unlikely to operate.

8.	Notes Payable and Convertible Debt

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties have verbally agreed to extend the maturity of the notes to December 31, 2022. The Company cannot prepay the loan without consent from the noteholders. As of June 30, 2022, there have been no Qualified Financing events that trigger conversion. As of June 30, 2022, the remaining outstanding balance of $771,500 is no longer convertible and has been reclassified to Notes Payable as per the agreement. Accrued interest on the notes payable was $138,822 at June 30, 2022. These Notes Payable are in default.

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

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 9,764,511 shares of Lottery.com common stock. As of June 30, 2022, the remaining outstanding balance of $185,095 is no longer convertible and has been reclassified to notes payable (See Note 3). Accrued interest on this note as of June 30, 2022 was $35,184.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments were deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of June 30, 2022 and December 31, 2021, the balance of the loan was $150,000. As of June 30, 2022, the accrued interest on this note was $6,276.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at variable rates, are unsecured, and the parties have verbally agreed the notes will be due upon a qualifying financing event. As of June 30, 2022 and December 30, 2021 the balance of the loans totaled $13,000.

Notes payable

On August 28, 2018, in connection with the purchase of the entire membership interest of TinBu, the Company entered into several notes payable totaling $12,674,635 with the sellers of the TinBu and a broker involved in the transaction. The notes had an initial interest rate of 0%, and original maturity date of January 25, 2022. The notes payable were modified during 2021 to extend the maturity to June 30, 2022 and modified the interest rate to include simple interest of 4.1% per annum effective October 1, 2021. Each of the amendments were evaluated and determined to be loan modifications and accounted for accordingly. As of June 30, 2022 and December 31, 2021, the balance of the notes was $2,357,744 and $2,628,234, respectively. These Notes Payable are in default.

9.	Stockholders’ Equity

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

As of June 30, 2022 and December 31, 2021, 50,540,906 shares of common stock and 50,256,317 shares of common stock, respectively, were outstanding. During the six months ended June 30, 2022, the Company issued the following shares of common stock.

Issuance of Common Stock for legal settlement	60,000
Exercise of options (Note 10)	60,116
Restricted stock award	164,473

Total	284,589

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

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Life (years)	Intrinsic Value

Outstanding at December 31, 2021	395,675	$0.11	4.0	$2,478,501
Granted	92,621	7.56	3.0
Exercised
Forfeited/cancelled
Outstanding at June 30, 2022	488,296	1.52	3.6	$1,200,387

Exercisable at June 30, 2022	488,296	$1.52	3.6	$1,200,387

Private Warrants

Private warrants of TDAC issued before the business combination were forfeited and did not transfer to the surviving entity.

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $12.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of the Business Combination. The 1,750,000 Units represents the right to purchase 1,750,000 shares of common stock and 1,750,000 warrants to purchase 1,750,000 shares of common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 29, 2023. The Units issuable upon exercise of this option are identical to those offered by Lottery.com. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Business Combination resulting in a charge directly to stockholders’ equity. As of June 30, 2022 all of the 1,750,000 Units are vested, exercisable and outstanding.

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

The Company did not issue any other warrants during the six months ended June 30, 2022 or the year ended December 31, 2021. All outstanding warrants are fully vested and have a weighted average remaining contractual life of 3.6 years. The Company incurred expenses related to outstanding warrants of $194,695 and $0 for the six months ended June 30, 2022 and 2021, respectively.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	573,359	$0.28	4.8	$272,638
Granted	-	-	-
Exercised	(177,684)	0.66	-
Forfeited/canceled	-	-	-
Outstanding at December 31, 2021	395,675	0.11	4.0	2,478,501
Granted	92,621	7.56	3.0
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding at June 30, 2022	488,296	$1.52	3.6	$1,200,387
Exercisable at June 30, 2022	488,296	$1.52	3.6	$1,200,387

Beneficial Conversion Feature – Convertible Debt

As detailed in Note 8 – Notes Payable and Convertible Debt, the Company has issued two series of convertible debt. Both issuances resulted in the recognition of the beneficial conversion features contained within both of the instruments. The Company recognized the proceeds allocable to the beneficial conversion feature of $8,480,697 as additional paid in capital and a corresponding debt discount of $2,795,000. This additional paid in capital is reflected in the condensed consolidated Statements of Equity for the six months ended June 30, 2022 and the year ended December 31, 2021.

Earnout Shares

As detailed in Note 3 – as part of the TDAC Combination as of December 31, 2021 a total of 5,000,000 Earnout Shares are eligible for issuance until December 31, 2022.

10.	Stock-based Compensation Expense

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

Stock Options

The Company did not issue any new stock options during the six months ended June 30, 2022 and 2021. The following table shows stock option activity for the six months ended June 30, 2022 and 2021:

	Shares Available for Grant	Outstanding Stock Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	37,405	1,315,218	$0.30	5.5	$362,841
Granted	-	-	-	-
Exercised		(737,732)	(0.28)	-
Forfeited/canceled	231,825	(231,825)	(0.65)	-
Outstanding at December 31, 2021	269,230	345,661	0.97	4.4	2,061,303
Granted	-	-	-	-
Exercised	-	(60,116)	(0.67)	-
Forfeited/canceled (uncanceled)	(60,116)	60,116	0.67	-
Outstanding at June 30, 2022	209,114	345,661	$0.41	4.2	$944,544
Exercisable at June 30, 2022	209,114	345,661	$0.41	4.2	$944,544

Stock-based compensation expense related to the employee options was $0 and $4,320 for the six months ended June 30, 2022 and 2021, respectively.

No income tax benefit has been recognized related to the stock-based compensation expense, and no tax benefits have been realized from the exercised stock options. As of June 30, 2022 and December 31, 2021, unrecognized stock-based compensation associated with stock options amounted to $0.

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

For the six months ended June 30, 2022, the Company recognized $27,590,908 of stock compensation expense related to the employee restricted stock grants. As of June 30, 2022, unrecognized stock-based compensation associated with the restricted stock awards is $4,777,993 which will be expensed over the next 3.3 years.

The Company had restricted stock activity summarized as follows:

Weighted
Average
	Number of	Grant
	Shares	Fair Value
To Outstanding at December 31, 2021	3,832,431	$14.75
Granted	-	-
Vested	-	-
Forfeited/canceled	-	-
Restricted shares unvested at June 30, 2022	3,832,431	$14.75
F-22

11.	Income Taxes

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

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with members of its Board of Directors, Officers, business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2022 and December 31, 2021.

Digital Securities

In 2018, the Company commenced an offering (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of net sweepstakes revenue of a wholly-owned entity of the Company, LDC Crypto Universal Public Company Limited (“LDC”); in February 2022, LTRY WinTogether, Inc. (“LTRY WinTogether”), a wholly-owned subsidiary of the Company assumed the obligations and liabilities of LDC, including, without limitation, with respect to the Digital Securities. The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of any other subsidiary of the Company or of the Company nor do they otherwise hold any rights that a holder of equity securities of LTRY WinTogether or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net sweepstakes revenue. If the net sweepstakes revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any sweepstakes of LTRY WinTogether for such period. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company has not satisfied any of those obligations as of June 30, 2022.

The Company leases office space in Spicewood, Texas (the “Spicewood Lease”), under an agreement which expires January 21, 2024. For the six months ended June 30, 2022 and 2021, the Company’s total rent expense for the Spicewood Lease was approximately $219,216 and $26,950, respectively.

The Company leases space to facilitate its business in Waco, Texas (the “Waco Lease”). On or about April 6, 2022, the Company remitted payment in the amount of $40,221, which included any offsets and rent payment obligations through March 31, 2022, and rent payment obligations without offsets under the Waco Lease through June 30, 2022. The Waco lease expires on December 31, 2024. The Company additionally leased space in Dallas, Texas (the “Dallas Lease”). On or about April 6, 2022, the Company remitted payment in the amount of $204,725 for rent payment obligations from November 11, 2016, through March 31, 2022. Upon remitting said payment the Dallas Lease terminated by agreement as of March 31, 2022.

As of June 30, 2022, future minimum rent payments due under non-cancellable leases with initial maturities greater than one year are as follows:

Years ending December 31,	Amount
2022 (six months)	144,457
2023	153,222
2024	48,404
$346,083

Litigation and Other Loss Contingencies

As of June 30, 2022, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Note 14 for additional information.

Restricted Cash and Letter of Credit

As of June 30, 2022, the Company had restricted cash of $30,000,000 as collateral and security interest. In the first quarter of 2022, the Company entered an agreement with a lending institution and a business partner whereby the company pledged $30,000,000 as security for a line of credit which the lending institution extended to the business partner. Under that agreement, $30,000,000 of company cash became restricted and remained restricted until the fourth quarter of 2022 when the bank took the $30,000,000 from the Company and extinguished the business partner’s debt. This has been presented on the company’s Balance Sheet as a Contingent Liability from March 31, 2022 until the obligation was satisfied in October of 2022.

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

During the year ended December 31, 2020, the Company entered into borrowing arrangements with the individual founders to provide operating cash flow for the Company. The Company paid $4,700 during the year ended December 31, 2020 and has an outstanding balance at June 30, 2022 of $13,000.

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

Pursuant to the Service Agreement, Master Goblin is authorized and approved by the Company to incur up to $100,000 in initial expenses per location for the commencement of operations at each location, including, without limitation, tenant improvements, furniture, inventory, fixtures and equipment, security and lease deposits, and licensing and filing fees. Similarly, pursuant to the Service Agreement, during each month of operation, Master Goblin is authorized to submit to the Company for reimbursement on-going expenses of up to $5,000 per location for actually incurred lease expenses. The initial expenses are submitted by Master Goblin to the Company upon Master Goblin securing a lease, and leases are only secured by Master Goblin in any location upon request of the Company. On-going expenses are submitted by Master Goblin to the Company for reimbursement on a monthly basis, subject to offset, and are recorded by the Company as an expense. To the extent Master Goblin has a positive net income in any month, exclusive of the sale of lottery games, such net income reduces or eliminates such reimbursable expenses for that month. In addition, from time to time Master Goblin may incur certain additional reimbursable expenses for the benefit of the Company. The Company paid Master Goblin an aggregate of $133,340, including expense reimbursements, under the Service Agreement, as of March 31, 2022.

In January 2023, Woodford Eurasia Assets, Ltd. signed a letter of intent to acquire Master Goblin. Such letter of intent would give Woodford the right to appoint a director to the Board of Directors of the Company (see Note 14. Subsequent Events). As of the date of this Amended Report, no definitive documentation for this transaction has been signed.

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

On July 29, 2022, the Company filed its original Verified Complaint for Breach of Contract and Specific Performance (the “Streicher Complaint”) against J. Streicher Financial, LLC (“Streicher”) in the Court of Chancery of the State of Delaware (the “Chancery Court”), styled AutoLotto, Inc. dba Lottery.com v. J. Streicher Financial, LLC (Case No. 2022-0661-MTZ). In the Streicher Complaint, the Company alleged that Streicher breached the contract entered into by the parties on March 9, 2022 and demanded that Streicher return $16,500,000.00 it owed to the Company. On September 26, 2022, the Chancery Court entered an order in favor of the Company, Granting with Modifications Company’s Motion for Partial Summary Judgment in the amount of $16,500,000.00 (the “Streicher Judgment”). On October 27, 2022, the Chancery Court further awarded the Company $397,036.94 in attorney’s fees (the “Fee Order”). On November 15, 2022, the Company initiated efforts against Streicher to seek collections on the Judgment. On December 8, 2022, the Company’s prior attorney Skadden, Arps, Slate, Meagher & Flom, LLP (“Skadden”) filed its Combined Motion to Withdraw as Counsel and For a Charging Lien in amount of $3,024,201.17 for legal fees unpaid by Company (“Skadden’s Motion”). On December 30, 2022, the Company filed its response to Skadden’s Motion, alleging that the Chancery Court should deny Skadden’s Motion for a Charging Lien as a matter of law or, in the alternative, limit the charging lien to the amount of the attorneys’ fees awarded by the Fee Order. As of the date of this Amended Report, the Chancery Court has not set Skadden’s Motion for an oral hearing, nor has it entered an order on the motion. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000.00. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000.00 and had agreed to make another payment in the amount of $75,000.00 on February 28, 2023, which it failed to make. The Company intends to fully collect on the Judgment and shall pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied. See “Item 1A. Risk Factors – Legal Proceedings Risks – We may not recover amounts owed to us from J. Streicher Financial, LLC” in the Amended Annual Report for further information.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the related notes appearing elsewhere in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those expressed or implied in such forward- looking statements as a result of various factors, including those set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included herein and the sections entitled “Risk Factors” included in this Report and in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2021 (our “Amended Annual Report”).

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

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core business (as described in more detail under “—Plans for Recommencement of Company Operations” below), completing the restatement of the Company’s audited financial statements for the year ended December 31, 2021 (which was included in the Amended Annual Report) and the unaudited financial statements for the quarter ended March 31, 2022 (which was included in Amendment No. 1 to the Quarterly Report on Form 10-Q/A, filed by the Company with the SEC on May 15, 2023), and preparing this Report as well as the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and the Annual Report on Form 10-K for the year ended December 31, 2022.

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

International Expansion

In June 2021, we closed the acquisition of Global Gaming, which holds 80% of the equity of each of Aganar and JuegaLotto. Aganar operates in the licensed Online Lottery market in Mexico and is licensed to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license. JuegaLotto is licensed by Mexico authorities to commercialize international lottery games in Mexico through an authorized gaming portal and to commercialize games of chance in other countries throughout Latin America. As of December 31, 2020 (the most recent date available), Latin America’s estimated lottery market was approximately $9.1 billion across 26 countries. As of December 31, 2020 (the most recent date available), the addressable market in the countries that JuegaLotto and Aganar cover includes 664 million people and potential customers. We believe these acquisitions will provide inroads for the Company throughout Mexico and Latin America as we expand our international operations, expand our portfolio of products, and expose our existing products to new markets.

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

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and — importantly — to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the Operational Cessation, we generated revenue from this service fee and mark-up. Our B2B API Platform resumed limited operations in April 2023. As of the date of this Report, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational in the third quarter of 2023.

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

Current Operations

Despite the Operational Cessation, certain of the Company’s wholly-owned subsidiaries have continued to operate under the direction of the leadership teams that were in place prior to the Company’s acquisition of such companies. While the operational activities of these subsidiaries vary, from the Operational Cessation through the date of this Report, each of TinBu, Aganar and JuegaLotto has decreased its expenses and has had its revenue remain consistent or decrease slightly from pre-Operational Cessation levels.

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

Phase 2 – Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform in the third quarter of 2023. As of the date of this Report, the Company expects that it will initially relaunch its B2C Platform to customers in Texas for a period of time before rolling it out to other jurisdictions. If the Texas Bill is enacted into law as drafted, the Company may elect to accelerate the relaunch of its Platform to customers in another state. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns geared towards encouraging prior customers to return to the Platform and to acquire new customers.

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

As of the date of this Report, the current estimated cash balance of the Company and subsidiaries is approximately $366,600. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to pay its service providers to complete and file its deficient periodic reports, including this Report, the Quarterly Report on Form 10-Q for the period ending September 30, 2022, and the Annual Report on Form 10-K for the year ended December 31, 2022.

As of the date of this Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Report, we are not in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”) and have presented a plan to regain compliance with the Listing Rules that was recently conditionally accepted by a hearing panel. Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls, and plans to overhaul its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

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

	Three months ended June 30, 2022	Three months ended June 30, 2021	Percent Change	Six months ended June 30, 2022	Six months ended June 30, 2021	Percent Change
Transactions per user	13.06	13.51	-3.35%	17.18	13.19	30.22%
Tickets per transaction	3.16	3.76	-15.98%	3.37	3.99	-15.56%
Gross revenue per transaction	$8.57	$9.25	-7.29%	$8.57	$9.81	-12.58%
Gross profit per transaction	$1.78	$1.66	7.30%	$1.64	$1.51	8.11%
Gross margin per transaction	20.75%	17.93%	15.74%	19.08%	15.43%	23.67%

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

Components of Our Results of Operations (Prior to the Operational Cessation)

Our Revenue

Revenue from B2C Platform. Our revenue is the retail value of the acquired lottery game and the service fee charged to the user, which we impose on each lottery game purchased from our B2C Platform. The amount of the service fee is based upon several factors, including the retail value of the lottery game purchased by a user, the number of lottery games purchased by a user, and whether such user is located within the U.S. or internationally. Currently, in the U.S, the minimum service fee is $0.50 for the purchase of a $1 lottery game and $1 for the purchase of a $2 lottery game; the service fee for additional lottery games purchased in the same transaction is 6% of the face value of all lottery games purchased. For example, the service fee for the purchase of five $2 tickets is $1.60, being the $1 base service fee, plus 6% of the aggregate value of the face value of all lottery games purchased. In the three months ended June 30, 2022, our domestic B2C Platform users purchased an average of 3.2 lottery games per transaction at an average service fee of $0.37 per lottery game.

Internationally, B2C sales in jurisdictions where we do not have direct or indirect authority generate an immaterial amount of revenue, and we are assessing our operations in these jurisdictions. As discussed above, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational in the third quarter of 2023.

Revenue from B2B API. Together with our third-party commercial partner, we agree on the amount of the mark-up on the cost to be imposed on the sale of each lottery game purchased through the B2B API, if any, together with a service fee to be charged to the user; we receive up to 50% of the net revenues from such mark-up and service fee pursuant to our commercial agreement with each commercial partner. In the U.S., the Company’s average gross revenue per such lottery game sale was $2.00 in the three months ended June 30, 2022. We currently do not charge our commercial partners a fee for the use of the B2B API. As discussed above, following the Operational Cessation, our B2B API Platform resumed limited operations in April 2023.

Data Services. Commercial acquirers of our Data Service pay a subscription for access to the Data Service and, for acquisition of certain large data sets, an additional per record fee. The Company additionally enters into multi-year contracts pursuant to which it sells proprietary, anonymized transaction data pursuant to multi-year agreements and in accordance with our Terms of Service in consideration of a fee. Our Data Services operations were not impacted by the Operational Cessation.

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

International operations. We face challenges related to expanding our footprint globally and the related process of obtaining the licenses and regulatory approvals necessary to provide services and products within new and emerging markets. The international jurisdictions where we operate and seek to expand have been subject to increasing foreign currency fluctuations against the U.S. dollar, soaring inflation and political and economic instability. We expect these trends to continue during fiscal 2023 and believe they are likely to cause a material decrease in consumer spending, which could have a material impact on our revenues. We expect that it will take a longer period of time to achieve revenue gains or generate cash in the new regions or any new international jurisdictions in which we expand, outside of our domestic geographies.

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

Current Plan of Operations

As of the date of this Report, the Company’s primary revenue drivers are the resumption of its B2B API platform and the launch of Sports.com. It is anticipated that operational costs for the next 12 months through [May 31, 2024] will be greater than revenues. It is anticipated that the liquidity gap will be satisfied by equity or debt raised, of which there is no assurance.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and June 30, 2021, respectively.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

Revenue	$1,885,171	$9,878,497	$(7,993,326)	(81)%
Cost of revenue	1,577,239	1,063,355	513,884	48%
Gross profit	307,932	8,815,142	(8,507,210)	(97)%

Operating expenses:
Personnel costs	9,512,356	2,025,745	7,486,611	370%
Professional fees	1,219,509	28,260	1,191,249	4,215%
General and administrative	3,881,057	4,880,934	(999,877)	-20%
Depreciation and amortization	1,297,394	808,382	489,012	60%

Total operating expenses	15,910,316	7,743,321	8,166,995	137%
Loss from operations	$(15,602,384)	$1,071,821	(16,674,205)	(1,556)%

Other expenses
Interest expense	71,044	2,742,163	(2,671,119)	(97)%
Other (income) expense	(247,851)	(251,771)	3,920	(2)%
Total other (income) expenses, net	(176,807)	2,490,392	(2,667,199)	(107)%

Net loss before income tax	$(15,425,577)	$(1,418,571)	$(14,007,006)	(1,157)%
Income tax expense (benefit)	23,364	-	23,364	-%
Net loss	(15,448,941)	(1,418,571)	(14,030,370)	1,159%

Revenue.

Revenue. Revenue for the three months ended June 30, 2022 was $1.9 million, a decrease of $8 million, or 81%, compared to revenue of $9.9 million for the three months ended June 30, 2021. The decrease in revenue is because $8.0 million of project related revenue from business partners in the three months ended June 30, 2021 was not recurring revenue.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2022 was $1.6 million, an increase of $0.5 million, or 48%, compared to cost of revenue of $1.1 million for the three months ended June 30, 2021. The increase in the cost of revenue was driven by costs incurred for outside contractors in connection with a project for a business partner in a new jurisdiction.

Gross Profit. Gross profit for the three months ended June 30, 2022 was $0.3 million compared to $8.8 million for the three months ended June 30, 2021, a decrease of $8.5 million, or 97%. This decrease was primarily due to the decrease in revenue because project related revenue from business partners was not recurring in 2022.

Operating Costs and Expenses.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Operating expenses
Personnel costs	$9,512,356	$2,025,745	$7,486,611	370%
Professional fees	1,219,509	28,260	1,191,249	4,215%
General and Administrative	3,881,057	4,880,934	(999,877)	-20%
Depreciation and amortization	1,297,394	808,382	489,012	60%
Total operating expenses	$15,910,316	$7,743,321	$8,166,995	105%

Operating expenses for the three months ended June 30, 2022 were $15.9 million, an increase of $8.2 million, or 105%, compared to $7.7 million for the three months ended June 30, 2021. The increase was primarily driven by increased personnel expenses incurred from $6.7 million of stock compensation expense and increased general and administrative expenses from public company expenses, web software development.

Personnel Costs. Personnel costs increased by $7.5 million, from $2.0 million for the three months ended June 30, 2021, to $9.5 million for the three months ended June 30, 2022. The increase was due primarily to an increase of $6.7 million in stock compensation expense as a result of equity grants that were valued at the share price soon after the Business Combination.

Professional Fees. Professional fees increased by $1.2 million, or 4,215%, from $28 thousand for the three months ended June 30, 2021 to $1.2 million for the three months ended June 30, 2022. The increase was primarily due to higher accounting and legal fees and costs for investor relations and compliance as a public company in Q1 of 2022.

General and Administrative. General and administrative expenses decreased $1 million thousand, or -20%, from $4.9 million for the three months ended June 30, 2021 to $3.9 million for the three months ended June 30, 2022. The primary reason for the decrease is that a penalty for missing a deadline for payments to previous minority owners of TinBu and other one-time expenses for Tinbu which were incurred in the second quarter of 2021 did not reoccur in the second quarter of 2022.

Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 60%, from $0.8 million for the three months ended June 30, 2021 to $1.3 million for the three months ended June 30, 2022. The increase was primarily driven by the amortization of intangibles acquired in the third quarter of 2021.

Other (Income) Expense, Net.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Other expenses
Interest expense	71,044	2,742,163	(2,671,119)	(97)%
Other (income) expense	(247,851)	(251,771)	3,920	(2)%
Total other (income) expense, net	$(176,807)	$2,490,392	(2,667,199)	(107)%

Interest Expense. We had minimal interest expenses for the three months ended June 30, 2022, compared to interest expense of $2.7 million for the three months ended June 30, 2021. This change was driven by lower debt levels as a result of debt that converted into equity at the time of the Business Combination or settled in cash following the Closing.

Other Income. We had approximately $0.25 million in other income for the three months ended June 30, 2022 as compared to other income of approximately $0.30 million for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and June 30, 2021, respectively.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

Revenue	$5,515,863	$15,340,036	$(9,824,173)	(64)%
Cost of revenue	3,961,981	4,010,336	(48,355)	(1)%
Gross profit	1,553,882	11,329,700	(9,775,818)	(86)%

Operating expenses:
Personnel costs	33,915,222	3,121,538	30,793,684	986%
Professional fees	4,357,459	2,443,458	1,914,001	78%
General and administrative	6,893,234	6,269,508	623,726	10%
Depreciation and amortization	2,671,319	1,175,641	1,495,678	127%
Total operating expenses	47,837,234	13,010,145	34,827,089	268%
Loss from operations	$(46,283,352)	$(1,680,445)	$(44,602,907)	(2,654)%

Other expenses
Interest expense	75,025	5,214,211	(5,139,186)	(99)%
Other (income) expense	3,941,293	(20,051)	3,961,344	(19,756)%
Total other (income) expenses, net	4,016,318	5,194,160	(1,177,842)	(23)%

Net loss before income tax	$(50,299,670)	$(6,874,605)	$(43,425,065)	(632)%
Income tax expense (benefit)	46,728	-	46,728	-%
Net loss	(50,346,398)	(6,874,605)	$(43,471,793)	(632)%

Revenue.

Revenue. Revenue for the six months ended June 30, 2022 was $5.5 million, a decrease of $9.8 million, or 64%, compared to revenue of $15.3 million for the six months ended June 30, 2021. The decrease in revenue is because $10.0 million of revenue from business partners in the six months ended June 30, 2021 was not recurring revenue in 2022.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2022 was $4 million, a decrease of $0.04 million, or 1%, compared to cost of revenue of $4.0 million for the six months ended June 30, 2021. The decrease in the cost of revenue was driven by a decrease in commissions expenses to partners and affiliates.

Gross Profit. Gross profit for the six months ended June 30, 2022 was $1.5 million compared to $11.3 million for the six months ended June 30, 2021, a decrease of $9.8 million, or 86%. This decrease was primarily due to the decrease in revenue which occurred because project related revenue from business partners was not recurring in 2022.

Operating Costs and Expenses.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Operating expenses
Personnel costs	$33,915,222	$3,121,538	$30,793,684	986%
Professional fees	4,357,459	2,443,458	1,914,001	78%
General and Administrative	6,893,234	6,269,508	623,726	10%
Depreciation and amortization	2,671,319	1,175,641	1,495,678	127%
Total operating expenses	$47,837,234	$13,010,145	$34,827,089	286%

Operating expenses for the six months ended June 30, 2022 were $47.8 million, an increase of $34.8 million, or 286%, compared to $13 million for the six months ended June 30, 2021. The increase was primarily driven by increased personnel expenses incurred from $27.6 million of stock compensation expense and increased general and administrative expenses from public company expenses, increased headcount to support the Company’s growth.

Personnel Costs. Personnel costs increased by $30.8 million, from $3.1 million for the six months ended June 30, 2021, to $33.9 million for the six months ended March 31, 2022. The increase was due primarily to an increase of $27.6 million in stock compensation expense as a result of equity grants that were valued at the share price soon after the Business Combination.

Professional Fees. Professional fees increased by $1.9 million, or 78%, from $2.4 million for the six months ended June 30, 2021 to $4.4 million for the six months ended June 30, 2022. The increase was driven primarily by public company legal, accounting, and professional fees including non-cash warrant issuances of an approximate $0.2 million.

General and Administrative. General and administrative expenses increased $624 thousand, or 10%, from $6.3 million for the six months ended June 30, 2021 to $6.9 million for the six months ended June 30, 2022. There was increased spending for public company expenses, such as business insurance along with increased spending on IT and other consulting, web software development, and increased marketing spend resulting from the use of Gatehouse Media credits, which we received several years ago in exchange for warrants.

Depreciation and Amortization. Depreciation and amortization increased $2.6 million, or 127%, from $1.2 million for the six months ended June 30, 2021 to $1.5 million for the six months ended June 30, 2022. The increase was driven by the acquisition of the sports.com domain name in 2021 as well as the intangibles resulting from the purchase of Global Gaming mid-2021.

Other (Income) Expense, Net.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Other expenses
Interest expense	75,025	5,214,211	(5,139,186)	(99)%
Other (income) expense	3,941,293	(20,051)	3,961,344	(19,756)%
Total other (income) expense, net	$4,016,318	$5,194,160	(1,177,842)	(23)%

Interest Expense. We had minimal interest expenses for the six months ended June 30, 2022, compared to interest expense of $5.2 million for the six months ended June 30, 2021. This change was driven by lower debt levels as a result of debt that converted into equity at the time of the Business Combination or settled in cash following the Closing.

Other Expense. Other expense for the six months ended June 30, 2022 is related to an expense recorded to reflect a discount on a long term asset that will be received by the Company over time.

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

Prior Convertible Debt Obligations

Prior to the Closing, we funded our operations through the issuance of convertible promissory notes.

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bore interest at 10% per year, were unsecured, and were due and payable on June 30, 2019. The Company and the noteholders executed amendments in February 2021 to extend the maturity date to December 21, 2021. As of both June 30, 2022 and December 31, 2021, the balance of these notes was $771,500.

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

Immediately prior to the Closing, approximately $60.0 million of convertible debt was converted into equity of AutoLotto. As of June 30, 2022, we had no convertible debt outstanding.

See “Recent Developments— Loan Agreement with Woodford” above for additional information on the terms of the Loan Agreement.

Cash Flows

Prior to the Operational Cessation, net cash used in operating activities was $0.6 million for the six months ended June 30, 2022, compared to net cash provided by operating activities of $4.3 million for the six months ended June 30, 2021. Factors affecting changes in operating cash flows were decreased revenue from operations combined with increased expenses for professional fees, personnel costs, and sales and marketing activities in 2022 as compared to 2021.

Net cash used in investing activities during the six months ended June 30, 2022 was $1.2 million, compared to $3.1 million for the prior year. The decrease was primarily the result of the $3 million to purchase intangible assets in the six months ended June 30, 2021 versus $1.2 million in the six months ended June 30, 2022.

Net cash used by financing activities was $0.5 million for the six months ended June 30, 2022, compared to net cash provided of $14.5 million for the six months ended June 30, 2021. The decrease was primarily due convertible debt being issued in 2021 which did not repeat in 2022.

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

Critical Accounting Policies and Estimates

Our financial statements and the related notes thereto included elsewhere in this Report are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of financial statements requires management to make estimates and assumptions that affect the reporting values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The more significant estimates and assumptions are those used in determining the recoverability of long-lived assets and inventory obsolescence. Accordingly, actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flow will be affected.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Amended Annual Report and the notes to the audited financial statements appearing elsewhere in the Amended Annual Report. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Annual Report. In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This guidance requires recognition of most lease liabilities on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations, as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2021, and for interim periods within annual periods after December 15, 2022. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. We are currently evaluating the impact that this guidance will have on our financial statements as well as the expected adoption method. The adoption of this standard will not have a material impact on our financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer has concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting with respect to our financial statement closing and reporting process, as described below. As a result of this conclusion, we retained third-party accounting consultants who performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our condensed consolidated financial statements included in our Amended Annual Report, our management identified material weaknesses in our internal control over financial reporting as of December 31, 2021 and 2020 relating to deficiencies in the design and operation of the procedures relating to the closing of our financial statements. These include: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions, (ii) the fact that our policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively; (iii) our inability to complete the timely closing of financial books at the quarter and fiscal year end, and (iv) incomplete segregation of duties in certain types of transactions and processes.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. In addition, following the period covered by this Report, the Company became a party to several material legal proceedings, which are described below. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

J. Streicher

On July 29, 2022, the Company filed its original Verified Complaint for Breach of Contract and Specific Performance (the “Streicher Complaint”) against J. Streicher Financial, LLC (“Streicher”) in the Court of Chancery of the State of Delaware (the “Chancery Court”), styled AutoLotto, Inc. dba Lottery.com v. J. Streicher Financial, LLC (Case No. 2022-0661-MTZ). In the Streicher Complaint, the Company alleged that Streicher breached the contract entered into by the parties on March 9, 2022 and demanded that Streicher return $16,500,000.00 it owed to the Company. On September 26, 2022, the Chancery Court entered an order in favor of the Company, Granting with Modifications Company’s Motion for Partial Summary Judgment in the amount of $16,500,000.00 (the “Streicher Judgment”). On October 27, 2022, the Chancery Court further awarded the Company $397,036.94 in attorney’s fees (the “Fee Order”). On November 15, 2022, the Company initiated efforts against Streicher to seek collections on the Judgment. On December 8, 2022, the Company’s prior attorney Skadden, Arps, Slate, Meagher & Flom, LLP (“Skadden”) filed its Combined Motion to Withdraw as Counsel and For a Charging Lien in amount of $3,024,201.17 for legal fees unpaid by Company (“Skadden’s Motion”). On December 30, 2022, the Company filed its response to Skadden’s Motion, alleging that the Chancery Court should deny Skadden’s Motion for a Charging Lien as a matter of law or, in the alternative, limit the charging lien to the amount of the attorneys’ fees awarded by the Fee Order. As of the date of this Amended Report, the Chancery Court has not set Skadden’s Motion for an oral hearing, nor has it entered an order on the motion. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000.00. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000.00 and had agreed to make another payment in the amount of $75,000.00 on February 28, 2023, which it failed to make. The Company intends to fully collect on the Judgment and shall pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied. See “Item 1A. Risk Factors – Legal Proceedings Risks – We may not recover amounts owed to us from J. Streicher Financial, LLC” in the Amended Annual Report for further information.

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

TinBu Complaint

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “TinBu Plaintiffs”) filed its original complaint against Lottery.com, Inc. f/k/a AutoLotto, Inc. and its wholly-owned subsidiary TinBu, LLC (“TinBu”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “TinBu Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. The parties agreed to extend the Company and its subsidiary’s deadline to respond until May 1, 2023. On May 2, 2023, the Company and its subsidiary retained local counsel who filed a Notice of Appearance on behalf of the Company and TinBu and filed a Motion for Enlargement requesting the Court to extend its deadline to file its initial response to the Complaint by an additional 30 days (the “Motion for Enlargement”). As of the date of this Report, the Motion for Enlargement has not been set for a hearing. On May 5, 2023, Plaintiffs filed their Motion for Court Default (“Plaintiffs’ Motion for Default”), despite Company’s Motion for Enlargement. As of the date of this Report, the Plaintiffs’ Motion for Default has not been set for a hearing. The Company intends to oppose Plaintiffs’ Motion for Default. On May 9, 2023, Plaintiffs served Plaintiffs’ First Request for Admissions (the “RFA”) to the Company. The Company intends to respond in a timely manner or make necessary objections to the RFA.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in the “Risk Factors” section of our Amended Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Business Loan Agreement dated January 4, 2022, between Autolotto, Inc. and The Provident Bank
10.2*	$30,000,000 Promissory Note dated January 4, 2022, between Autolotto, Inc. and The Provident Bank
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lottery.com Inc.

By:	/s/ Mark Gustavson
Name:	Mark Gustavson
Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting/Financial Officer)

Dated: May 22, 2023

