Form 10-Q
period 2022-09-30
Lottery.com Inc.
filed 2023-05-24
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of May 24, 2023, 50,925,271 shares of common stock, par value $0.001 per share were issued and outstanding.

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

iv

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

1

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
		(As Restated)
ASSETS
Current assets:
Cash	$119,362	$32,638,970
Restricted cash	30,000,000	-
Accounts receivable	231,634	79,181
Prepaid expenses	19,659,511	22,896,638
Other current assets	279,170	226,200
Total current assets	50,289,677	55,840,989

Notes receivable	2,000,000	-
Investments	250,000	250,000
Goodwill	19,590,758	19,590,758
Intangible assets, net	25,416,500	28,710,980
Property and equipment, net	122,642	141,279
Other long term assets	13,009,686	-
Total assets	$110,679,263	$104,534,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$7,203,514	$1,006,535
Deferred revenue	491,071	1,162,335
Notes payable - current	3,292,244	3,771,340
Accrued interest	365,376	176,260
Accrued and other expenses	3,558,467	4,416,168
Total current liabilities	14,910,672	10,532,638

Long-term liabilities:
Other long term liabilities	-	1,169
Total long-term liabilities	-	1,169
Commitments and contingencies (Note 13)	30,000,000	-
Total liabilities	44,910,672	10,533,807

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 50,540,906 and 50,256,317 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	50,540	50,256
Additional paid-in capital	267,549,357	239,358,644
Accumulated other comprehensive loss	7,737	(655)
Accumulated deficit	(204,297,282)	(148,188,138)
Total Lottery.com Inc. stockholders’ equity	63,310,352	91,220,107
Noncontrolling interest	2,458,239	2,780,092
Total Equity	65,768,591	94,000,199

Total liabilities and stockholders’ equity	$110,679,263	$104,534,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$711,477	$1,695,292	$6,227,340	$14,035,328
Cost of revenue	271,265	1,914,736	4,233,246	5,925,072
Gross profit	440,212	(219,444)	1,994,094	8,110,256

Operating expenses:
Personnel costs	1,298,009	1,016,702	35,213,231	4,138,240
Professional fees	2,085,898	2,730,920	6,443,357	5,174,378
General and administrative	1,643,118	86,252	8,536,352	6,355,760
Depreciation and amortization	1,478,242	1,728,359	4,149,561	2,904,000
Total operating expenses	6,505,267	2,704,229	54,342,501	18,572,378
Loss from operations	(6,065,055)	(5,781,677)	(52,348,407)	(10,462,122)

Other expenses
Interest expense	(438)	4,104,427	74,588	9,318,638
Other expense	5,009	1,676,591	3,946,302	1,656,540
Total other expenses, net	4,571	5,781,018	4,020,890	10,975,178

Net loss before income tax	(6,069,626)	(11,562,695)	(56,369,297)	(21,437,300)
Income tax expense (benefit)	23,364	-	70,092	-
Net loss	(6,092,990)	(11,562,695)	(56,439,389)	(21,437,300)

Other comprehensive loss
Foreign currency translation adjustment, net	19,457	-	(8,392)	-
Comprehensive loss	(6,073,533)	(11,562,695)	(56,430,997)	(21,437,300)

Net income attributable to noncontrolling interest	23,364	136,924	321,853	136,924
Net loss attributable to Lottery.com Inc.	$(6,001,757)	$(11,425,771)	$(56,109,144)	$(21,300,376)

Net loss per common share
Basic and diluted	$(0.12)	$(0.46)	$(1.11)	$0.88

Weighted average common shares outstanding
Basic and diluted	50,412,982	24,886,590	50,346,649	24,132,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In	Accumulate	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2021	50,256,317	$50,256	$239,358,644	$(148,188,138)	$(655)	$91,220,107	$2,780,092	$94,000,199
Issuance of common stock upon stock option exercise	60,116	60	(60)	-	-	-	-	-
Issuance of common stock for legal settlement	60,000	60	241,680	-	-	241,740	-	241,740
Stock based compensation	164,473	164	27,949,093	-	-	27,949,257	-	27,949,257
Other comprehensive loss	-	-	-	-	8,392	8,392	-	8,392
Comprehensive loss	-	-	-	(56,109,144)	-	(56,109,144)	(321,853)	(56,430,997)
Balance as of September 30, 2022	50,540,906	$50,540	$267,549,357	$(204,297,282)	$7,737	$63,310,352	$2,458,239	$65,768,591

Balance as of June 30, 2022	50,540,906	$50,540	$267,191,008	$(198,295,525)	$(11,720)	$68,934,303	$2,530,015	$71,464,318
Stock based compensation	-	-	358,349	-	-	358,349	-	358,349
Other comprehensive loss	-	-	-	-	19,457	19,457	-	19,457
Comprehensive loss	-	-	-	(6,001,757)	-	(6,001,757)	(71,776)	(6,073,533)
Balance as of September 30, 2022	50,540,906	$50,540	$267,549,357	$(204,297,282)	$7,737	$63,310,352	$2,458,239	$65,768,591

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2020	22,658,006	$22,658	$111,752,883	$(95,140,568)	$-	$16,634,973	$-	$16,634,973
Issuance of common stock upon stock option exercise	115,724	116	6,882	-	-	6,998	-	6,998
Conversion of convertible debt	1,398,224	1,398	933,602	-	-	935,000	-	935,000
Beneficial conversion feature	-	-	9,149,683	-	-	9,149,683	-	9,149,683
Issuance of digital securities	-	-	108,332	-	-	108,332	-	108,332
Stock based compensation	-	-	4,320	-	-	4,320	-	4,320
Issuance of common stock for the purchase of JuegaLotto	688,335	688	459,462	-	-	460,150	-	460,150
Comprehensive loss	-	-	-	(21,437,300)	-	(21,437,300)	-	(21,437,300)
Balance as of September 30, 2021	24,860,289	$24,860	$122,415,164	$(116,577,868)	$-	$5,862,156	$-	$5,862,156

Balance as of June 30, 2021	24,860,289	$24,860	$122,415,164	$(105,015,173)	$-	$17,424,851	-	17,424,851
Comprehensive loss	-	-		(11,562,695)	-	(11,562,695)	-	(11,562,695)
Balance as of September 30, 2021	24,860,289	$24,860	$122,415,164	$(116,577,868)	$-	$5,862,156	$-	$5,862,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	$(56,109,144)		$(21,300,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interest	(321,853)		(136,924)
Depreciation and amortization	4,149,561		1,343,744
Stock-based compensation expense	27,949,257		53,572
Loss on impairment of intangibles	412,450		-
Issuance of common stock for legal settlement	241,740		-

Changes in assets & liabilities:
Accounts receivable	(152,453)		(11,949)
Prepaid expenses	3,237,127		(10,403,583)
Other assets	-		(514,427)
Notes Receivable	(2,000,000)		-
Commitments and contingencies (Note 13)	30,000,000		-
Other current assets	(52,970)		-
Trade payables	6,196,979		(1,713,172)
Deferred revenue	(671,264)		(7,300,086)
Accrued interest	189,116		2,409,959
Accrued and other expenses	(857,701)		5,693,373
Other long term assets	(13,009,686)		-
Other long term liabilities	(1,169)		6,575,883
Net cash provided by operating activities	(800,010)		(25,303,986)

Cash flow from investing activities
Purchases of property and equipment	(124,021)		260,742
Purchases of intangible assets	(1,124,873)		(18,248,479)
Investment in subsidiary, net	-		(12,698,382)
Net cash used in investing activities	(1,248,894)		(30,686,119)

Cash flow from financing activities
Proceeds from issuance of convertible debt	-		31,037,939
Shares issued in cashless exercise of warrants and options			26,791,619
Payment on notes payable			(11,435,497)
Payments on notes payable - related parties	(479,096)		-
Net cash provided by financing activities	(479,096)		46,394,061
Effect of exchange rate changes on cash	8,392		-
Net change in net cash and restricted cash	(2,519,608)		(9,596,044)
Cash and restricted cash at beginning of period	32,638,970		10,775,511
Cash and restricted cash at end of period	$30,119,362		$1,179,467

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-		$40,916
Taxes paid in cash	$-	$
Non cash investing and financing activities
Conversion of convertible debt into common stock	$-		$935,000
Purchase of intangible assets through the issuance of convertible debt	$-		$15,450,000
Issuance of convertible debt in exchange for notes payable	$-		$4,531,250
Issuance of convertible debt in exchange for outstanding liabilities	$-		$2,108,983
Common stock issued as part of acquisition	$-		$459,691
Capitalization of interest from loan extinguishment	$-		$44,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

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

The Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $204 million and a working capital of approximately $5.4 million at September 30, 2022. For the three and nine months ended September 30, 2022, the Company sustained loss from operations of $6.1 million and $52.3 million, respectively. The Company had loss from operations of $5.8 million and $10.5 million for the three and nine months ended September 30, 2021, respectively.

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

3. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for the fair presentation. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The condensed consolidated balance sheet as of December 31, 2021 has been derived from our unaudited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, which were included in Amendment No. 1 to our Annual Report on Form 10-K/A that was filed with the Securities and Exchange Commission on May 10, 2023 (the “Amended Annual Report”) and our consolidated financial statements and notes thereto for the three months ended March 31, 2022, which were included in Amendment No. 1 to our Quarterly Report on Form 10-Q/A that was filed with the Securities and Exchange Commission on May 15, 2023. As reported in the Amended Annual Report, revenue for the year ended December 31, 2021 was restated from $68,527,394 to $16,409,922, a decrease of $52,117,472. For comparative purposes, $30,000,000 and $3,000,000 of revenue was recognized for the period ending June 30, 2021 and September 30, 2021, respectfully.

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

Significant customers are those which represent more than 10% of our revenues for each period presented, or our accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue for the
	Nine Months Ended September 30,
Customer	2022	2021
Customer A	23%	-%
Customer B	10%	21%
Customer C	-%	50%
Customer D	-%	21%

The customers above had no outstanding receivables as of September 30, 2022 and 2021.

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

Cash

As of September 30, 2022 and December 31, 2021, cash and cash equivalents were composed of cash deposits. Certain deposits with some banks exceeded federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of September 30, 2022 and December 31, 2021.

Accounts Receivable

Through the various merchant providers used by us, we pre-authorize forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and we do not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, or its customers, in the normal course of business. We accrue 100 percent of all expenses associated with LotteryLink prior to issuing accounts payable to a Master Affiliate or receiving associated payments. We estimate our bad debt exposure each period and record a bad debt provision for accounts receivable we believe may not be collected in full. The Company had an allowance for uncollectible receivables of $84,520 as of September 30, 2022 and December 31, 2021.

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

Impairment of Long-Lived Assets

Long-lived assets, except for goodwill, consist of property and equipment and finite-lived acquired intangible assets, such as internal-use software, software licenses, customer relationships, gaming licenses, trademarks, tradenames and customer relationships. Long-lived assets, except for goodwill and indefinite-lived assets, are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Impairment expense is recognized to the extent an asset’s expected undiscounted future cash flows are less than the asset’s carrying amount. The Company determined that there was an impairment of long-lived assets of $412,450 during the three and nine months ended September 30, 2022, as it relates to a project no longer being pursued by the Company.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of September 30, 2022, the Company excluded 345,661 stock options, 3,832,431 restricted awards, 488,296 warrants, 5,000,000 earn out shares and 1,750,000 unit purchase options respectively in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.

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

Pursuant to the terms of the Business Combination Agreement, the holders of issued and outstanding shares of AutoLotto prior to the Closing (the “Sellers”) were entitled to receive up to 6,000,000 additional shares of Common Stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “TDAC Founders”) were also entitled to receive up to 4,000,000 additional shares of Common Stock (the “TDAC Founder Earnout Shares” and, together with the Seller Earnout Shares, the “Earnout Shares”). One of the earnout criteria had not been met by the December 31, 2021 deadline, thus no earnout shares were granted specific to that criteria. As of September 30, 2022, 3,000,000 of the Seller Earnout Shares and 2,000,000 TDAC Founder Earnout Shares were still eligible Earnout Shares until December 31, 2022.

5. Property and Equipment, net

Property and equipment, net as of September 30, 2022 and December 31, 2021, consisted of the following:

	September 30,	December 31,
	2022	2021

Computers and equipment	$120,955	$113,151
Furniture and fixtures	16,898	23,760
Software	2,026,200	1,903,121
Property and equipment	2,164,053	2,040,032
Accumulated depreciation	(2,041,411)	(1,898,753)
Property and equipment, net	$122,642	$141,279

Depreciation expense was $80,990 and $142,658 for the three and nine months ended September 30, 2022, respectively, and was $250,875 and $473,500 for the three and nine months ended September 30, 2021.

6. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	September 30, 2022				December 31, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,350,000	$(725,136)	$624,864	$1,350,000	$(556,387)	$793,613
Trade name	6 years	2,550,000	(535,973)	2,014,027	2,550,000	(217,223)	2,332,777
Technology	6 years	3,050,000	(1,310,694)	1,739,306	3,050,000	(929,444)	2,120,556
Software agreements	6 years	14,450,000	(5,262,778)	9,187,222	14,450,000	(3,145,277)	11,304,723
Gaming license	6 years	4,020,000	(837,500)	3,182,500	4,020,000	(335,000)	3,685,000
Internally developed software	2 - 10 years	2,904,473	(194,726)	2,709,747	2,192,050	(23,323)	2,168,727
Domain name	15 years	6,935,000	(976,166)	5,958,834	6,935,000	(629,416)	6,305,584
		$35,259,473	$(9,842,973)	$25,416,500	$34,547,050	$(5,836,070)	$28,710,980

Amortization expense with respect to intangible assets for the three months ended September 30, 2022 and 2021 totaled $1,378,775 and $1,287,829, respectively, and for the nine months ended September 30, 2022 and 2021 totaled $4,006,903 and $2,439,829, respectively, which is included in depreciation and amortization in the Statements of Operations. The Company determined that there was an impairment of long-lived assets of $412,450 during the three and nine months ended September 30, 2022, as it relates to a project no longer being pursued by the Company.

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
Remainder of 2022	$1,335,634
2023	5,319,214
2024	4,876,562
2025	4,556,562
2026	4,556,562
Thereafter	$4,771,966

The Company had software development costs of $1,336,020 and $2,080,999 related to projects not placed in service as of September 30, 2022 and December 31, 2021, respectively, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

7. Notes Receivable

On March 22, 2022, the Company entered into a three year secured promissory note agreement with a principal amount of $2,000,000. The note bears simple interest at the rate of approximately 3.1% annually, due upon maturity of the note. The note is secured by all assets, accounts, and tangible and intangible property of the borrower and can be prepaid any time prior to its maturity date. As of September 30, 2022, the entire $2,000,000 in principal was outstanding and the Company had $32,614 in accrued interest.

This note was received in consideration for a portion of the development work that the Company performed for the borrower who intends to use the Company’s technology to launch its own online game in a jurisdiction outside the U.S., where the Company is unlikely to operate.

8. Notes Payable and Convertible Debt

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties have verbally agreed to extend the maturity of the notes to December 31, 2022. The Company cannot prepay the loan without consent from the noteholders. As of September 30, 2022, there have been no Qualified Financing events that trigger conversion. As of September 30, 2022, the remaining outstanding balance of $771,500 is no longer convertible and has been reclassified to Notes Payable as per the agreement. Accrued interest on the notes payable was $138,822 at September 30, 2022. These Notes Payable are in default.

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

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 9,764,511 shares of Lottery.com common stock. As of September 30, 2022, the remaining outstanding balance of $185,095 is no longer convertible and has been reclassified to notes payable (See Note 3). Accrued interest on this note as of September 30, 2022 was $35,184

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments were deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of September 30, 2022 and December 31, 2021, the balance of the loan was $150,000. As of September 30, 2022, the accrued interest on this note was $6,276.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at variable rates, are unsecured, and the parties have verbally agreed the notes will be due upon a qualifying financing event. As of September 30, 2022 and December 30, 2021 the balance of the loans totaled $13,000.

Notes payable

On August 28, 2018, in connection with the purchase of the entire membership interest of TinBu, the Company entered into several notes payable totaling $12,674,635 with the sellers of the TinBu and a broker involved in the transaction. The notes had an initial interest rate of 0%, and original maturity date of January 25, 2022. The notes payable were modified during 2021 to extend the maturity to June 30, 2022 and modified the interest rate to include simple interest of 4.1% per annum effective October 1, 2021. Each of the amendments were evaluated and determined to be loan modifications and accounted for accordingly. As of September 30, 2022 and December 31, 2021, the balance of the notes was $2,357,744 and $2,628,234, respectively. These Notes Payable are in default.

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

As of September 30, 2022 and December 31, 2021, 50,540,906 shares of common stock and 50,256,317 shares of common stock, respectively, were outstanding. During the nine months ended September 30, 2022, the Company issued the following shares of common stock.

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

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value

Outstanding at December 31, 2021	395,675	$0.11	4.0	$2,478,501
Granted	92,621	7.56	3.0
Exercised		-
Forfeited/cancelled		-
Outstanding at September 30, 2022	488,296	1.52	3.6	$1,200,387

Exercisable at September 30, 2022	488,296	$1.52	3.6	$1,200,387

Private Warrants

Private warrants of TDAC issued before the business combination were forfeited and did not transfer to the surviving entity.

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $12.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of the Business Combination. The 1,750,000 Units represents the right to purchase 1,750,000 shares of common stock and 1,750,000 warrants to purchase 1,750,000 shares of common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 29, 2023. The Units issuable upon exercise of this option are identical to those offered by Lottery.com. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Business Combination resulting in a charge directly to stockholders’ equity. As of September 30, 2022 all of the 1,750,000 Units are vested, exercisable and outstanding.

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

The Company did not issue any other warrants during the nine months ended September 30, 2022 or the year ended December 31, 2021. All outstanding warrants are fully vested and have a weighted average remaining contractual life of 3.6 years. The Company incurred expenses related to outstanding warrants of $194,695 and $0 for the nine months ended September 30, 2022 and 2021, respectively.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	395,675	0.11	4.0	2,478,501
Granted	92,621	7.56	3.0
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding at September 30, 2022	488,296	$1.52	3.6	$1,200,387
Exercisable at September 30, 2022	488,296	$1.52	3.6	$1,200,387

Beneficial Conversion Feature – Convertible Debt

As detailed in Note 8 – Notes Payable and Convertible Debt, the Company has issued two series of convertible debt. Both issuances resulted in the recognition of the beneficial conversion features contained within both of the instruments. The Company recognized the proceeds allocable to the beneficial conversion feature of $8,480,697 as additional paid in capital and a corresponding debt discount of $2,795,000. This additional paid in capital is reflected in the condensed consolidated Statements of Equity for the nine months ended September 30, 2022 and the year ended December 31, 2021.

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

Stock Options

The Company did not issue any new stock options during the nine months ended September 30, 2022 and 2021. The following table shows stock option activity for the nine months ended September 30, 2022 and 2021:

	Shares Available for Grant	Outstanding Stock Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	269,230	345,661	0.97	4.4	2,061,303
Granted	-	-	-	-
Exercised	-	(60,116)	(0.67)	-
Forfeited/canceled (uncanceled)	(60,116)	60,116	0.67	-
Outstanding at September 30, 2022	209,114	345,661	$0.41	4.2	$944,544
Exercisable at September 30, 2022	209,114	345,661	$0.41	4.2	$944,544

Stock-based compensation expense related to the employee options was $0 and $4,320 for the nine months ended September 30, 2022 and 2021, respectively.

No income tax benefit has been recognized related to the stock-based compensation expense, and no tax benefits have been realized from the exercised stock options. As of September 30, 2022 and December 31, 2021, unrecognized stock-based compensation associated with stock options amounted to $0.

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

For the nine months ended September 30, 2022, the Company recognized $27,754,504 of stock compensation expense related to the employee restricted stock grants. As of September 30, 2022, unrecognized stock-based compensation associated with the restricted stock awards is $4,614,397 which will be expensed over the next 3.3 years.

The Company had restricted stock activity summarized as follows:

Weighted
Average
	Number of	Grant
	Shares	Fair Value
To Outstanding at December 31, 2021	3,832,431	$14.75
Granted	-	-
Vested	-	-
Forfeited/canceled	-	-
Restricted shares unvested at September 30, 2022	3,832,431	$14.75

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

12. Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with members of its Board of Directors, Officers, business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2022 and December 31, 2021.

Digital Securities

In 2018, the Company commenced an offering (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of net sweepstakes revenue of a wholly-owned entity of the Company, LDC Crypto Universal Public Company Limited (“LDC”); in February 2022, LTRY WinTogether, Inc. (“LTRY WinTogether”), a wholly-owned subsidiary of the Company assumed the obligations and liabilities of LDC, including, without limitation, with respect to the Digital Securities. The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of any other subsidiary of the Company or of the Company nor do they otherwise hold any rights that a holder of equity securities of LTRY WinTogether or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net sweepstakes revenue. If the net sweepstakes revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any sweepstakes of LTRY WinTogether for such period. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company has not satisfied any of those obligations as of September 30, 2022.

The Company leases office space in Spicewood, Texas (the “Spicewood Lease”), under an agreement which expires January 21, 2024. For the nine months ended September 30, 2022 and 2021, the Company’s total rent expense for the Spicewood Lease was approximately $219,216 and $26,950, respectively.

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

As of September 30, 2022, future minimum rent payments due under non-cancellable leases with initial maturities greater than one year are as follows:

Years ending December 31,	Amount
2022 (three months)	48,152
2023	153,222
2024	48,404
$249,778

Litigation and Other Loss Contingencies

As of September 30, 2022, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Note 14 for additional information.

Restricted Cash and Letter of Credit

As of September 30, 2022, the Company had restricted cash of $30,000,000 as collateral and security interest. In the first quarter of 2022, the Company entered an agreement with a lending institution and a business partner whereby the company pledged $30,000,000 as security for a line of credit which the lending institution extended to the business partner. Under that agreement, $30,000,000 of company cash became restricted and remained restricted until the fourth quarter of 2022 when the bank took the $30,000,000 from the Company and extinguished the business partner’s debt. This has been presented on the company’s Balance Sheet as a Contingent Liability from March 31, 2022 until the obligation was satisfied in October of 2022.

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

During the year ended December 31, 2020, the Company entered into borrowing arrangements with the individual founders to provide operating cash flow for the Company. The Company paid $4,700 during the year ended December 31, 2020 and has an outstanding balance at September 30, 2022 of $13,000.

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

Pursuant to the Service Agreement, Master Goblin is authorized and approved by the Company to incur up to $100,000 in initial expenses per location for the commencement of operations at each location, including, without limitation, tenant improvements, furniture, inventory, fixtures and equipment, security and lease deposits, and licensing and filing fees. Similarly, pursuant to the Service Agreement, during each month of operation, Master Goblin is authorized to submit to the Company for reimbursement on-going expenses of up to $5,000 per location for actually incurred lease expenses. The initial expenses are submitted by Master Goblin to the Company upon Master Goblin securing a lease, and leases are only secured by Master Goblin in any location upon request of the Company. On-going expenses are submitted by Master Goblin to the Company for reimbursement on a monthly basis, subject to offset, and are recorded by the Company as an expense. To the extent Master Goblin has a positive net income in any month, exclusive of the sale of lottery games, such net income reduces or eliminates such reimbursable expenses for that month. In addition, from time to time Master Goblin may incur certain additional reimbursable expenses for the benefit of the Company. The Company paid Master Goblin an aggregate of $133,340, including expense reimbursements, under the Service Agreement, as of September 30, 2022.

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

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core businesses (as described in more detail under “—Plans for Recommencement of Company Operations” below), completing the restatement of the Company’s audited financial statements for the year ended December 31, 2021 (which was included in the Amended Annual Report) and the unaudited financial statements for the quarter ended March 31, 2022 (which was included in Amendment No. 1 to the Quarterly Report on Form 10-Q/A, filed by the Company with the SEC on May 15, 2023), and preparing this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

As of the date of this Report, the current estimated cash balance of the Company and subsidiaries is approximately $119,362. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to pay its service providers to complete and file its deficient periodic reports, including this Report, the Quarterly Report on Form 10-Q for the period ending September 30, 2022, and the Annual Report on Form 10-K for the year ended December 31, 2022.

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

	Three months ended September 30, 2022	Three months ended September 30, 2021	Percent Change	Nine months ended September 30, 2022	Nine months ended September 30, 2021	Percent Change
Transactions per user	6.19	13.51 0	-54.14. %	17.94	16.04	11.85%
Tickets per transaction	3.78	3. 80	-0.38%	3.37	3.99	-15.56%
Gross revenue per transaction	$8.80	$9.29	-5.17%	$8.59	$9.66	-11.02%
Gross profit per transaction	$2.65	$1.65	61.02%	$1.73	$1.55	11.71%
Gross margin per transaction	30.15%	17.76%	69.80. %	20.16%	16.06%	25.55%

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

Current Plan of Operations

As of the date of this Report, the Company’s primary revenue drivers are the resumption of its B2B API platform and the launch of Sports.com. It is anticipated that operational costs for the next 12 months will be greater than revenues. It is anticipated that the liquidity gap will be satisfied by equity or debt raised, of which there is no assurance.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and September 30, 2021, respectively.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

Revenue	$711,477	$1,695,292	(983,815)	(58)%
Cost of revenue	271,265	1,914,736	(1,643,471)	(86)%
Gross profit	440,212	(219,444)	659,656	(301)%

Operating expenses:
Personnel costs	1,298,009	1,016,702	281,307	28%
Professional fees	2,085,898	2,730,920	(645,022)	(24)%
General and administrative	1,643,118	86,252	1,556,866	(1805)%
Depreciation and amortization	1,478,242	1,728,359	(250,117)	(14)%
Total operating expenses	6,505,267	5,562,233	943,034	17%
Loss from operations	(6,065,055)	$(5,781,677)	(283,378)	5%

Other expenses
Interest (income) expense	(438)	4,104,427	(4,104,865)	(100)%
Other expense	5,009	1,676,591	(1,671,582)	(100)%
Total other expenses, net	4,571	5,781,018	(5,776,447)	(100)%

Net loss before income tax	(6,069,626)	(11,562,695)	5,493,069)	48%
Income tax expense (benefit)	23,364	-	23,364	-%
Net loss	$(6,092,990)	$(11,562,695)	5,469,705	47%

Revenue.

Revenue. Revenue for the three months ended September 30, 2022 was $711,000, a decrease of $1.0 million, or 58%, compared to revenue of $1.7 million for the three months ended September 30, 2021. The decrease in revenue is because $1 million of project related revenue from business partners in the three months ended September 30, 2021 was not recurring revenue.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2022 was $271,000, an decrease of $1.6 million, or 86%, compared to cost of revenue of $1.9 million for the three months ended September 30, 2021. The decrease in the cost of revenue was the result of the decrease in revenue for the three months ended September 30, 2022.

Gross Profit. Gross profit for the three months ended September 30, 2022 was $440,000 compared to $(219,000) million for the three months ended September 30, 2021, a decrease of $660,000, or 301%. This decrease was primarily due to the decrease in revenue because project related revenue from business partners was not recurring in 2022.

Operating Costs and Expenses.

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Operating expenses
Personnel costs	$1,298,009	$1,016,702	$281,307	28%
Professional fees	2,085,898	$2,730,920	(645,022)	(24)%
General and Administrative	1,643,118	$86,252	1,556,866	1805%
Depreciation and amortization	1,478,242	$1,728,359	(250,117)	(14)%
Total operating expenses	$6,505,267	$5,562,233	$943,034	17%

Operating expenses for the three months ended September 30, 2022 were $6.5 million, an increase of $943,000, or 17%, compared to $5.6 million for the three months ended September 30, 2021. The increase was primarily driven by an decreased in professional fees of $645,000 and a $1.6 million increased in general and administrative expenses from public company expenses, web software development.

Personnel Costs. Personnel costs increased by $281,000, from $1.0 million for the three months ended September 30, 2021, to $1.3 million for the three months ended September 30, 2022. The increase was due primarily to an increase of $358,000 in stock compensation expense as a result of equity grants that were valued at the share price soon after the Business Combination.

Professional Fees. Professional fees decreased by $645,000 million, or 24%, from $2.7 million for the three months ended September 30, 2021 to $2.1 million for the three months ended September 30, 2022. The decrease was primarily due to lower accounting and legal fees and costs for investor relations and compliance as a public company in Q3 of 2022.

General and Administrative. General and administrative expenses increased $1.6 million, or 1805%, from $86,000 for the three months ended September 30, 2021 to $1.6 million for the three months ended September 30, 2022.

Depreciation and Amortization. Depreciation and amortization decreased $250,000, or -14%, from $1.7 million for the three months ended September 30, 2021 to $1.5 million for the three months ended September 30, 2022. The increase was primarily driven by the amortization of intangibles acquired in the third quarter of 2021.

Other (Income) Expense, Net.

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

Other expenses
Interest (income) expense	(438)	4,104,427	(4,104,865)	(100)%
Other expense	5,009	1,676,591	(1,671,582)	(100)%
Total other expenses, net	4,571	5,781,018	(5,776,447)	(100)%

Interest Expense. We had minimal interest expenses for the three months ended September 30, 2022, compared to interest expense of $4.1 million for the three months ended September 30, 2021. This change was driven by lower debt levels as a result of debt that converted into equity at the time of the Business Combination or settled in cash following the Closing.

Other Expense. We had approximately $5,000 in other expense for the three months ended September 30, 2022 as compared to other expense of approximately $1.7 million for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and September 30, 2021, respectively.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

Revenue	$6,227,340	$14,035,328	(7,807,988)	(56)%
Cost of revenue	4,233,246	5,925,072	(1,691,826)	(29)%
Gross profit	1,994,094	8,110,256	(6,116,162)	(75)%

Operating expenses:
Personnel costs	35,213,231	4,138,240	31,074,991	751%
Professional fees	6,443,357	5,174,378	1,268,979	25%
General and administrative	8,536,352	6,355,760	2,180,592	34%
Depreciation and amortization	4,149,561	2,904,000	1,245,561	43%
Total operating expenses	54,342,501	18,572,378	35,770,123	193%
Loss from operations	(52,348,407)	$(10,462,122)	(41,886,285)	400%

Other expenses
Interest expense	74,588	9,318,638	(9,244,050)	(99)%
Other expense	3,946,302	1,656,540	2,289,762	138%
Total other expenses, net	4,020,890	10,975,178	(6,954,288)	(63)%

Net loss before income tax	(56,369,297)	(21,437,300)	(34,931,997)	(163)%
Income tax expense (benefit)	70,092	-	70,092	-%
Net loss	$(56,439,389)	$(21,437,300)	(35,002,089)	163%

Revenue.

Revenue. Revenue for the nine months ended September 30, 2022 was $6.2 million, a decrease of $7.8 million, or 56%, compared to revenue of $14 million for the nine months ended September 30, 2021. The decrease in revenue is because $7 million of revenue from business partners in the nine months ended September 30, 2021 was not recurring revenue in 2022.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2022 was $4.2 million, a decrease of $1.7 million, or 29%, compared to cost of revenue of $5.9 million for the nine months ended September 30, 2021. The decrease in the cost of revenue was due to the decrease of cost associated with the decrease in revenue.

Gross Profit. Gross profit for the nine months ended September 30, 2022 was $2.0 million compared to $8.1 million for the nine months ended September 30, 2021, a decrease of $6.1 million, or 75%. This decrease was primarily due to the decrease in revenue which occurred because project related revenue from business partners was not recurring in 2022.

Operating Costs and Expenses.

	Nine Months Ended June 30,
	2022	2021	$ Change	% Change
Operating expenses
Personnel costs	$35,213,231	$4,138,240	$31,074,991	751%
Professional fees	6,443,357	$5,174,378	1,268,979	25%
General and Administrative	8,536,352	$6,355,760	2,180,592	34%
Depreciation and amortization	4,149,561	$2,904,000	1,245,561	43%
Total operating expenses	$54,342,501	$18,572,378	$35,770,123	193%

Operating expenses for the nine months ended September 30, 2022 were $54.3 million, an increase of $35.8 million, or 193%, compared to $18.6 million for the nine months ended September 30, 2021. The increase was primarily driven by increased personnel expenses incurred from $27.8 million of stock compensation expense and increased general and administrative expenses from public company expenses, increased headcount to support the Company’s growth.

Personnel Costs. Personnel costs increased by $31.1 million, from $4.1 million for the nine months ended September 30, 2021, to $35.2 million for the nine months ended March 31, 2022. The increase was due primarily to an increase of $27.8 million in stock compensation expense as a result of equity grants that were valued at the share price soon after the Business Combination.

Professional Fees. Professional fees increased by $1.2 million, or 25%, from $5.2 million for the nine months ended September 30, 2021 to $6.4 million for the nine months ended September 30, 2022. The increase was driven primarily by public company legal, accounting, and professional fees including non-cash warrant issuances of an approximate $0.2 million.

General and Administrative. General and administrative expenses increased $2.2, or 34%, from $6.3 million for the nine months ended September 30, 2021 to $8.4 million for the nine months ended September 30, 2022. There was increased spending for public company expenses, such as business insurance along with increased spending on IT and other consulting, web software development, and increased marketing spend resulting from the use of Gatehouse Media credits, which we received several years ago in exchange for warrants.

Depreciation and Amortization. Depreciation and amortization increased $1.2 million, or 43%, from $2.9 million for the nine months ended September 30, 2021 to $4.1 million for the nine months ended September 30, 2022. The increase was driven by the acquisition of the sports.com domain name in 2021 as well as the intangibles resulting from the purchase of Global Gaming mid-2021.

Other (Income) Expense, Net.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

Other expenses
Interest expense	74,588	9,318,638	(9,244,050)	(99)%
Other expense	3,946,302	1,656,540	2,289,762	(138)%
Total other expenses, net	4,020,890	10,975,178	(6,954,288)	3)%

Interest Expense. We had minimal interest expenses for the nine months ended September 30, 2022, compared to interest expense of $9.3 million for the nine months ended September 30, 2021. This change was driven by lower debt levels as a result of debt that converted into equity at the time of the Business Combination or settled in cash following the Closing.

Other Expense. Other expense for the nine months ended September 30, 2022 is related to an expense recorded to reflect a discount on a long term asset that will be received by the Company over time.

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

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bore interest at 10% per year, were unsecured, and were due and payable on June 30, 2019. The Company and the noteholders executed amendments in February 2021 to extend the maturity date to December 21, 2021. As of both September 30, 2022 and December 31, 2021, the balance of these notes was $771,500.

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

Immediately prior to the Closing, approximately $60.0 million of convertible debt was converted into equity of AutoLotto. As of September 30, 2022, we had no convertible debt outstanding.

See “Recent Developments— Loan Agreement with Woodford” above for additional information on the terms of the Loan Agreement.

Cash Flows

Prior to the Operational Cessation, net cash used in operating activities was $800,000 for the nine months ended September 30, 2022, compared to net cash used by operating activities of $25.3 million for the nine months ended September 30, 2021. Factors affecting changes in operating cash flows were decreased revenue from operations combined with increased expenses for professional fees, personnel costs, and sales and marketing activities in 2022 as compared to 2021.

Net cash used in investing activities during the nine months ended September 30, 2022 was $1.2 million, compared to $30.7 million for the prior year. The decrease was primarily the result of the $18.2 million purchase of intangible assets in the nine months ended September 30, 2021 versus $1.1 million in the nine months ended September 30, 2022 and $12 million investment in subsidiary in September 30, 2021.

Net cash used by financing activities was $(0.5) million for the nine months ended September 30, 2022, compared to net cash provided of $46.4 million for the nine months ended September 30, 2021. The decrease was primarily due convertible debt being issued in 2021 which did not repeat in 2022.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Amended Annual Report and the notes to the audited financial statements appearing elsewhere in the Amended Annual Report. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Annual Report. In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This guidance requires recognition of most lease liabilities on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations, as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2021, and for interim periods within annual periods after December 15, 2022. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. We are currently evaluating the impact that this guidance will have on our financial statements as well as the expected adoption method. The adoption of this standard will not have a material impact on our financial statements.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. In addition, the Company is a party to several material legal proceedings, which are described below. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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

Dated: May 24, 2023

