Form 10-K
period 2022-12-31
Lottery.com Inc.
filed 2023-06-15
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 001-38508

LOTTERY.COM INC.

(Exact name of registrant as specified in its Charter)

Delaware	81-1996183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20808 State Hwy 71 W, Unit B Spicewood, TX	78669
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (737) 309-4500

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $39.6 million, calculated by using the closing price of the registrant’s common stock on such date on The Nasdaq Stock Market LLC of $1.12.

As of June 15, 2023, there were 50,794,707 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of Lottery.com Inc. (“Lottery.com”, the “Company”, “we” or “us”). Forward-looking statements appear in a number of places in this Report, including, without limitation, under the headings in Part I, “Item 1. Business,” “Item 1A. Risk Factors,” and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in public filings made with the Securities and Exchange Commission (the “SEC”) by Lottery.com, as well as the following:

●	The findings of the previously disclosed Internal Investigation (as defined herein) and other matters have exposed us to a number of legal proceedings, investigations and inquiries, resulted in significant legal and other expenses, required significant time and attention from our senior management, among other adverse impacts.

●	We and certain of our former officers are, and in the future, we or our officers and directors may become, the subject of legal proceedings, investigations and inquiries by governmental agencies with respect to the findings of the Internal Investigation and other matters, which could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.

●	We have been named as a defendant in a number of lawsuits filed by purchasers of our securities, including class action lawsuits that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

●	Matters relating to or arising from the restatement and the Internal Investigation, including adverse publicity and potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

●	In July 2022, we furloughed the majority of our employees and suspended our lottery game sales operations after determining that we did not have sufficient financial resources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As a result, we may not be able to continue as a going concern.

●	We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

●	The circumstances that led to the failure to file our annual report and quarterly reports on time, and our efforts to investigate, assess and remediate those matters have caused and may continue to cause substantial delays in our SEC filings.

●	Our inability to compete with other forms of entertainment for consumers’ discretionary time and income.

●	Economic downturns, inflation, geopolitical and political and market conditions beyond our control.

ii

●	Negative events or media coverage relating to our business, our management and directors, the lottery, lottery games or online gaming or betting.

●	Our inability to attract and retain users, including as a result of failing to appear in Internet search engine results.

●	Our continued ability to use domain names to promote and increase the value of our brand.

●	Scrutiny by stakeholders with respect to responsible gaming and ethical conduct.

●	Our ability to achieve profitability and growth in the newly-developed market for online lottery games.

●	Our inability to profitably expand into new markets or capitalize on new gaming and lottery industry trends and changes, such as by developing successful new product offerings.

●	The effectiveness of our marketing efforts in developing and maintaining our brand and reputation.

●	Failure to offer high-quality user support.

●	Adverse impacts to user relationships resulting from disruptions to our information technology.

●	The vulnerability of our information systems to cyberattacks and disruptions caused with respect thereto, including an inability to securely maintain personal and other proprietary user information.

●	Our inability to adapt to changes or updates in the Internet, mobile or personal devices, or new technology platforms or network infrastructures.

●	The exposure of our online infrastructure to risks relating to new and untested distributed ledger technology.

●	Our inability to comply with complex, ever-changing and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming and lottery industries.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or software component products for our gaming platforms, product offerings and the processing of user payments and withdrawals.

●	Our inability to maintain successful relationships and/or agreements with lottery organizations and other third-party marketing or service provider affiliates.

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations required for the operation of our business.

●	The effectiveness of our transition and compliance with the regulatory and other requirements of being a newly public company.

●	We are currently not in compliance with the continued listing standards of Nasdaq and may not be able to regain compliance with Nasdaq’s continued listing standards in the future.

●	Limited liquidity and trading of our securities.

●	Woodford (as defined herein) may not loan us the amounts they agreed to under the Loan Agreement (as defined herein).

●	Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our assets and if we were to default, they could force us to curtail or abandon our business plans and operations.

●	The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford under the Loan Agreement may depress the market price of our common stock and cause substantial dilution

●	We currently owe a significant amount of money under our Loan Agreement, which we may not be able to repay.

●	Other factors described in this Report under the heading “Item 1A. Risk Factors.”

The risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Report describe additional factors that could adversely affect the business, financial condition or results of operations of Lottery.com. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to Lottery.com or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Lottery.com undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

The following day, on July 29, 2022, the Company effectively ceased operations (the “Operational Cessation”), when it furloughed the majority of its employees and generally suspended its lottery game sales. The Company’s remaining employees were limited to the heads of the product, information technology and human resources teams as well as the entire legal and compliance team. Within one week, several additional employees were recalled from furlough. All non-furloughed employees were retained, at the discretion of the Company’s then Chief Operating Officer and Chief Legal Officer, to provide the minimal business functions needed to address the Company’s legal and compliance issues and to secure necessary funding to resume the Company’s operations. Less than half of these non-furloughed employees remain active in the efforts to restore Company operations and as of March 31, 2023, approximately $1.9 million in outstanding payroll obligations remain unpaid.

On September 27, 2022, Armanino resigned as the independent registered public accounting firm of the Company, effective immediately.

On October 7, 2022, the Audit Committee approved the engagement of Yusufali & Associates, LLC, (“Yusufali”) as the Company’s new independent registered public accounting firm.

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core businesses (as described in more detail under “-Plans for Recommencement of Company Operations” below), completing the restatements of the Company’s 2021 Audit and March 2022 Financials and preparing and filing the Company’s delinquent periodic reports, including Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, which the Company filed on May 10, 2023, Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022, which the Company filed on May 15, 2023, the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30, 2022 and September 30, 2022, which the Company filed on May 22 and 24, 2023, respectively, the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, and this Report.

Nasdaq Listing

On March 23, 2023, the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal a determination by the Listing Qualifications department (the “Staff”) of Nasdaq dated February 23, 2023, to delist the Company’s securities from Nasdaq. At the hearing before the Panel on April 24, 2023, the Company presented its plan to complete the restatement of its financial statements for the fiscal year ended December 31, 2021, and the subsequent quarter ended March 31, 2022, and to file the amended periodic reports and all subsequent required filings with the SEC. The Company requested the continued listing of its securities on Nasdaq pending the completion of its compliance plan.

By letter dated May 8, 2023, the Panel granted the Company’s request for continued listing, on an interim basis, subject to the Company submitting financial projections for fiscal 2023 and filing the restated financial statements for the fiscal year ended December 31, 2021, and quarter ended March 31, 2022, with the SEC by May 15, 2023. The Company satisfied these conditions and the Panel indicated that it would review the filings, along with the updated projections, and thereafter determine whether to afford the Company additional time to complete the compliance plan presented at the hearing.

By letter dated May 24, 2023, the Panel notified the Company that it had determined to suspend trading and otherwise move to delist the Company’s securities from Nasdaq effective with the open of the market on May 26, 2023. The Company’s securities were suspended from trading on that date but the securities were not delisted because the Company thereafter requested that the Panel reconsider its determination to delist the Company’s securities from Nasdaq based upon what the Company believed to be mistakes of material fact upon which the Panel had based its decision.

On June 8, 2023, the Panel notified the Company that it had determined to reverse its prior decision and grant the Company’s request for continued listing subject to the Company’s timely compliance with a number of conditions ultimately expiring on August 17, 2023, on which date the Company must satisfy all applicable criteria for continued listing on Nasdaq (the “June 8th Decision”). As a result of the foregoing, the suspension from trading ceased and the Company’s securities were reinstated for trading on Nasdaq effective with the open of the market on June 15, 2023. See “Risk Factors - Risks Related to Our Common Stock and Warrants - We are not currently in compliance with the continued listing standards of Nasdaq and may not be able to regain compliance with Nasdaq’s continued listing standards in the future” for more information.

Loan Agreement with Woodford

On December 7, 2022, the Company entered into a loan agreement (the “Loan Agreement”) with Woodford Eurasia Assets, Ltd. (“Woodford”), pursuant to which Woodford agreed to provide the Company with up to $52.5 million, subject to certain conditions and requirements, of which $300 thousand was received by December 31, 2022 and is owed pursuant to the terms of the Loan Agreement. Amounts borrowed accrue interest at the rate of 12% per annum (or 22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan. Amounts borrowed can be repaid at any time without penalty.

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

The Company also agreed to grant warrants to purchase shares of common stock to Woodford (the “Woodford Warrants”) in an amount equal to 15% of the Company’s 50,925,271 issued and outstanding shares of common stock. Each Woodford Warrant has an exercise price equal to the average of the closing price of the Company’s common stock for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to an exercise price of $0.28 per share. In the event the Company fails to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount (i.e., will equal $0.21 per share).

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

On June 12, 2023, the Company entered into an amendment of its Loan Agreement with Woodford (the “Loan Agreement Amendment”). The Loan Agreement Amendment provides that Woodford shall henceforth be able to convert, in whole or in part, the outstanding balance of its loan into the conversion shares at a conversion price that represents a further 25% discount to the original conversion price of 20%. All other terms and conditions of securitization remain in full force and effect.

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

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and - importantly - to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the Operational Cessation, we generated revenue from this service fee and mark-up. Our B2B API Platform resumed limited operations in April 2023. As of the date of this Report, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational by the end of 2023.

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

Data Services

In 2018, we acquired TinBu, LLC (“TinBu”), a digital publisher and provider of lottery data results, jackpots, results, and other data, as a wholly-owned subsidiary. Through TinBu, our Data Service delivers daily results of over 800 domestic and international lottery games from more than 40 countries, including the U.S., Canada, and the United Kingdom, to over 400 digital publishers and media organizations. See “Item 1A. Risk Factors – We are party to pending litigation and investigations in various jurisdictions and with various plaintiffs and we may be subject to future litigation or investigations in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business, financial condition, and results of operations” for more information about our relationship with Tinbu.

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

Aganar and JuegaLotto

On June 30, 2021, we acquired 100% of the equity of Global Gaming Enterprises, Inc., a Delaware corporation (“Global Gaming”), which holds 80% of the equity of each of Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). JuegaLotto is federally licensed by the Mexican regulatory authorities with jurisdiction over the ability to commercialize lottery games in Mexico through an authorized federal gaming portal and to commercialize games of chance in other countries throughout Latin America. Aganar has been operating in the licensed Online Lottery market in Mexico since 2007 and has certain rights to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license and additionally issues a proprietary scratch lottery game in Mexico under the brand name Capalli. See “Item 1A. Risk Factors – We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations” for additional information.

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

Plans for Recommencement of Company Operations

As noted above, since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core businesses. The Company has developed a three phase plan to recommence its operations, which plan is outlined below.

Phase 1 - Relaunch B2B API Platform. During the Operational Cessation, the Company maintained positive relationships with its ticket-printing and courier partners, as well as several distribution partners that have been found to be in compliance with local, state, and federal rules related to ticket procurement and distribution. These partners have implemented the Lottery.com API and have advised the Company that they expect to be ready to offer lottery games to their customers through their sales channels when the Company resumes operations. As such, the Company believes that it has sufficient demand to resume operation of its B2B API platform operations, assuming it is able to maintain the core employee team to manage the lottery ticket fulfillment process and access sufficient capital to relaunch Project Nexus, which was designed to, among other things, handle high levels of user traffic and transaction volume, while maintaining expediency, security, and reliability in the administrative and back-office functionality required by the B2B API. Our B2B API Platform resumed limited operations in April 2023.

Phase 2 - Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform by the end of 2023. As of the date of this Report, the Company expects that it will initially relaunch its B2C Platform to customers in Texas for a period of time before rolling it out to other jurisdictions. If the Texas Bill (as defined below) is enacted into law as drafted, the Company may elect to accelerate the relaunch of its Platform to customers in another state. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.” The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns geared towards encouraging prior customers to return to the Platform and to acquire new customers.

Phase 3 - Restore Other Business Lines and Projects. Assuming the success of Phase 1 and Phase 2, the Company expects to restore other products it previously offered, such as supplying lottery tickets to consumers in approved domestic jurisdictions, partnering with licensed providers in international jurisdictions to supply legitimate domestic lottery games, and reviving other products and services that were under development when the Operational Cessation occurred.

As of the date of this Report, the current estimated cash balance of the Company and subsidiaries is approximately $102,766. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to pay its service providers in connection with the filings of its deficient periodic reports, including this Report and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023.

As of the date of this Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Report, we are not in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”), as discussed in greater detail below under “Risk Factors - Risks Related to Our Common Stock and Warrants - We are not currently in compliance with the continued listing standards of Nasdaq and may not be able to regain compliance with Nasdaq’s continued listing standards in the future,” and have been granted a limited exception from Nasdaq to continue the listing of our securities. Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls, and plans to overhaul its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

Even if the Company’s three phase plan to recommence its operations is successful, there can be no assurance that the Company will be able to regain compliance with the applicable Listing Rules, or that the hearings panel will continue to stay the delisting of the Company’s securities from Nasdaq. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise additional capital needed to funds its operations and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

There can be no assurance that we will have sufficient capital to support our operations and pay expenses, repay our debt, or that additional funds will be available on favorable terms, if at all. We may not be able to restart our operations and/or generate sufficient funding to support such operations in the future. The Company’s ability to continue its current operations, prepare and refile deficient and restated reports, and restart its prior operations, is dependent upon obtaining new financing. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. There can be no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. For more information, see the risk factors in Item 1A of this Report under the heading “Risks Relating to the Internal Investigation, Restatement of our Consolidated Financial Statements, Our Ability to Continue as a Going Concern, Our Internal Controls and Related Matters.”

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

State and federal laws in the U.S. govern and, in some cases, limit our business practices. For example, the Interstate Wagering Amendment to 18 U.S.C. § 1301 limits our ability to purchase lottery games for a user located in one state from a lottery authority located in another state, except under certain limited circumstances, such as where the lottery authorities in the respective states allow the sales. Therefore, when such offerings are operational, for our users located within the U.S., we only purchase lottery games for users geolocated to be physically situated at the time within the U.S. state or jurisdiction where the lottery game they are purchasing is being conducted, unless an exception were to be authorized by the applicable lottery authorities. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - If the Interstate Wagering Amendment is interpreted or applied to prohibit transmissions to foreign countries, it could have a negative impact on our business, financial condition, and results of operations.”

In addition, the Wire Act provides that anyone engaged in the business of betting or wagering that knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication that entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, may be fined or imprisoned, or both. The Wire Act provides, however, that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a state or foreign country where betting on that sporting event or contest is legal into a state or foreign country in which such betting is legal. In late 2011, the Office of Legal Counsel (the “OLC”) in the U.S. Department of Justice (the “DOJ”) issued an opinion that concluded the conduct prohibited by the Wire Act was limited to sports gambling; however, in January 2019, the OLC issued a new opinion (the “2019 Opinion”) that concluded that the restrictions in the Wire Act on the transmission in interstate or foreign commerce of bets and wagers was not limited to sports gambling but applied to all bets and wagers, including those involving state lotteries. Reinterpretation of the federal Wire Act by the OLC threatened certain online lottery sales, leading to litigation in which the First Circuit Court of Appeals (the “First Circuit”) determined that the Wire Act applies only to interstate wire communications related to sporting events or contests and not lottery games. Finding that the declaratory judgment was an adequate remedy at law, however, the First Circuit declined to set aside the 2019 Opinion under the Administrative Procedure Act. In addition to the First Circuit’s decision, the U.S. Circuit Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) has previously held the Wire Act prohibitions apply only to sports gambling. Because many of the Company’s operations occur outside the jurisdictions of the First Circuit and Fifth Circuit, and because the First Circuit did not set aside the 2019 Opinion, we are still monitoring the potential impact of the 2019 Opinion on our business. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - If there is a final determination on the applicability of the Wire Act to our operations and it is determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated, which may have a material adverse effect on our business, financial conditions, and results of operations.”

Some states prohibit the use of courier services and the sale of online lottery tickets, while others limit the charges that we can impose and collect. When such offerings are operational, we only purchase lottery games on behalf of our users and customers where our services are permitted and in accordance with applicable laws. The scope and interpretation of the laws that are or may be applicable to our services and the fees we charge are subject to interpretation and may change. For example, in April 2023, the Texas State Senate passed Senate Bill 1820 (the “Texas Bill”), which would, among other things, prohibit online lottery gaming and the use of courier services in Texas, if enacted. As of the date of this Report, the Texas Bill is under review of the Texas State House of Representatives. If the Texas Bill is enacted into law as drafted, the new rules would be implemented by January 1, 2024.

Our compliance with local, territorial and federal laws is based on our interpretation of existing state and federal laws regarding lottery services such as ours. We have obtained legal advice and notified certain lottery authorities in U.S. jurisdictions where we do business of the services that we offer, but in most cases, we have not received definitive determinations of the laws applicable to our services. There is a risk that existing or future laws in the states and jurisdictions in which we operate may be interpreted in a manner that is not consistent with our business model. Future laws that permit certain lottery services may be accompanied by restrictions or taxes that make it impractical or less feasible to operate in certain jurisdictions. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.”

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

For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - Our business model and the conduct of our operations may have to vary in each U.S. jurisdiction where we do business to address the unique features of applicable law to ensure we remain in compliance with that jurisdiction’s laws. Our failure to adequately do so may have an adverse impact on our business, financial condition, and results of operations.”

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

Governance Changes

All members of the Board and all principal executive officers who served in such positions as of the end of the prior year and at the time of the Operational Cessation, have resigned from such positions.

Employees

As of the date of this Report, the Company has 10 non-furloughed employees who remain active in the efforts to restore Company operations.

Intellectual Property

We rely on a combination of trademark, copyright, and trade secret protection laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our intellectual property and our brand.

We have been using the LOTTERY.COM trademark since 2017; in February 2021, the LOTTERY.COM logo was registered on the Supplemental Register of the U.S. Patent and Trademark Office. As of December 31, 2022, the registration of our LOTTERY.COM, AUTOLOTTO and SPORTS.COM word marks and SPORTS.COM logo were pending with the U.S. Patent and Trademark Office. In March 2023, the U.S. Patent and Trademark Office denied the registration of the SPORTS.COM word mark and the appeal period has expired. The registration of the SPORTS.COM logo has also been denied and the Company is currently considering whether to appeal such denial. We are also using and/or have common-law trademark rights in the trademarks AUTOLOTTO, SPORTS.COM, and “TAP, TAP, TICKET.” We will continue to evaluate the filing of trademark applications in the U.S. and internationally, as appropriate.

While we did not own any patent applications or issued patents as of December 31, 2022, we will continue to evaluate our technology to determine whether it is appropriate to file patent applications in the U.S. or internationally.

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

Available Information

Our Internet address is www.lottery.com. Our website and the information contained therein or linked thereto are not part of this Report.

Item 1A. Risk Factors.

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. The risk factors described below should be read together with the other information set forth in this Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC.

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

In July 2022, we furloughed the majority of our employees and ceased our operations after determining that we did not have sufficient financial resources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As of December 31, 2022, the Company owed approximately $1.6 million in outstanding payroll obligations, which amounts remain unpaid. Since our business is largely dependent on the efforts and talents of our employees, particularly our developers and engineers, and the provision of ongoing services to customers by our employees, the loss of these employees has and may continue to result in the inability of the Company to operate its business and technology, meet its obligations to customers, maintain key customer relationships and revenue, and fulfill its contractual obligations.

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

We need to raise capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. The most likely source of future funds presently available to us will be through future borrowings under the Loan Agreement or through the sale of equity or debt. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings, similar to the Loan Agreement, may impose restrictions on the manner in which we conduct our business, including our ability to pay dividends. Additionally, lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. Obtaining additional financing involves certain risks, including:

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

Further, the operating relationship between the Company and some of its partners, such as the minority owners of Aganar and JuegaLotto, may be negatively impacted by the Company’s lack of liquidity. If these relationships were to become strained or be terminated entirely, it could have a material adverse effect on our reputation, business, financial condition, including our ability to raise new capital, cash flows and results of operations.

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we and our independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting as of December 31, 2021. Such material weaknesses have not been remediated as of December 31, 2022. As defined in the standards established by the U.S. Public Company Accounting Oversight Board, or PCAOB, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses as of December 31, 2022 and 2021 identified include:

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

As a result of the material weaknesses, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2022 and 2021.

We intend to implement measures to remediate the identified material weaknesses. Despite these efforts, no assurance can be provided that such remedial measures will be successful in fully resolving the deficiencies in our internal controls, including those identified by the Internal Investigation, will insulate us from the consequences of past disclosure inaccuracies, or will be successful in preventing inaccurate disclosures in the future. The Company also cannot predict whether, or to what extent, such remedial actions will impact its operations or financial results. See “Item 9A. Controls and Procedures- Material Weaknesses in Internal Control Over Financial Reporting.”

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

We have a history of incurring net losses and have suspended significantly all of our operations since July 2022. We may not be able to achieve or maintain profitability in the future. We experienced net losses of approximately $61.3 million for the year ended December 31, 2022, and experienced net losses of approximately $53.0 million and $5.80 million for the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $209.1 million. While we have received some limited revenue since the Operational Cessation, we cannot predict when or whether we will be able to restart our operations and/or whether or not we will be able to reach profitability at any time in the future.

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

There have been several proposed state and federal bills to prohibit or restrict interactive or online lottery sales, some of which have been successful. For example, in 2015, the Minnesota legislature passed an amendment to the state’s lottery law prohibiting the sale of scratch lottery tickets over the Internet. In another case, the California legislature failed to pass assembly bill 1479 which would have regulated lottery courier operations, leaving the status of couriers in a legal grey area. In certain jurisdictions, the sale of lottery tickets through couriers is expressly unlawful. For example, it is a Class 1 misdemeanor to operate a lottery ticket courier service within the Commonwealth of Virginia. Laws restricting the sale of lottery tickets via the Internet, through mobile networks or by courier, or that otherwise materially impact our operations, including those relating to sweepstakes, may be proposed or passed in the future at either the federal or state level or by international governments. For example, in April 2023, the Texas State Senate passed Senate Bill 1820 (the “Texas Bill”), which would, among other things, prohibit online lottery gaming and the use of courier services in Texas. As of the date of this Report, the Texas Bill is under review of the Texas State House of Representatives. If the Texas Bill is enacted into law as drafted, the new rules would be implemented by January 1, 2024. Any proposal or passage of such laws may reduce our revenues or require us to expend a significant amount of our funds and resources and incur additional legal and other expenses, thereby creating a material adverse effect on us or our results of operations, cash flow, or financial condition.

Changes in the executive branches of government at the state and federal level as well as internationally, may affect policies on lotteries and mobile gaming. For example, variations in the interpretation of The Federal Wire Act of 1961 (the “Wire Act”) by the Office of Legal Counsel (the “OLC”) of the Department of Justice (the “DOJ”) has had a material impact on the online gaming and lottery industry within the U.S. For more information, see “- If there is a final determination on the applicability of the Wire Act to our operations and it is determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated, which may have a material adverse effect on our business, financial conditions, and results of operations.” We have and may from time to time in the future retain government affairs specialists in domestic and international jurisdictions to advise elected and appointed officials regarding our perspectives on legislation and regulations related to lottery and other aspects of our business, to monitor such legislation and regulations, and to otherwise provide us with advice regarding our relations with such officials. Such efforts, however, may not be successful in whole or in part and the change of such laws or policies could have a material adverse effect on us or our results of operations, cash flow, or financial condition.

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

If the Interstate Wagering Amendment is interpreted or applied to prohibit transmissions to foreign countries, however, it could have a negative impact on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless. Additionally, reinterpretation of the Wire Act to prohibit transmissions of information to foreign countries for the purpose of procuring such tickets could also negatively impact our business. For more information, see “Regulatory and Compliance Risks - If there is a final determination on the applicability of the Wire Act to our operations and it is determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated, which may have a material adverse effect on our business, financial conditions, and results of operations.”

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

As of December 31, 2022, we had one trademark registered with the U.S. Patent and Trademark Office and the registration of six other word marks and one logo was pending with the U.S. Patent and Trademark Office. Our success may depend, in part, on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection, which may not always be successful. We are continually evaluating opportunities to file patents. Any future patent applications we hold or have rights to may not result in an issued patent, and if patents are issued, they may not necessarily provide meaningful protection against competitors and competitive technologies or adequately protect our then-current technologies. Additionally, even if granted, we may not be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, and there can be no assurance that any trademark, copyright, or issued patent will provide competitive advantages for us or that our intellectual property will not be successfully challenged or circumvented by competitors.

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

We are, and have been party to, and we may in the future increasingly face the risk of, claims, lawsuits, investigations, and other proceedings, including those which may involve securities, competition and antitrust, anti-money laundering, OFAC, regulatory, lottery or gaming, intellectual property, privacy, consumer protection, accessibility claims, tax, labor and employment, commercial disputes, services and other matters. Litigation to defend us against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs, fines or penalties and diversion of our resources, causing a material adverse effect on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless. For example, as described in more detail in Item 3. Legal Proceedings, the TinBu Plaintiffs (as defined below) filed a claim against the Company for breach of contract and misrepresentation. If the lawsuit results in an unfavorable judgment against the Company, our Data Services business could be negatively impacted and we may lose some of TinBu’s well-known clients. In addition, defending against these claims will require the Company to expend substantial time and money, which could divert management attention from restarting operations.

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

On April 24, 2023, the Company presented a plan to regain compliance with the Nasdaq Listing Rules and to file the Company’s deficient quarterly reports for the quarters ended June 30, 2022 and September 30, 2022, as well as its annual report for the year ended December 31, 2022, and to cure the bid price deficiency. On May 8, 2023, the Company received notice that the Company’s plan to regain compliance was conditionally accepted by the hearings panel and the Company provided Nasdaq with certain requested information. On May 24, 2023, the Company received a letter from the hearings panel (the “May 24th Decision”), stating that as a result of its review of the requested information, the hearings panel had determined to delist the Company’s common stock and warrants from Nasdaq on May 26, 2023, and the Company’s common stock and warrants were suspended from trading on Nasdaq on that date. The Company responded to the May 24th Decision and requested that the hearings panel reconsider the historic facts underlying its decision and the Company’s future prospects and the consequences of such delisting on the Company’s stockholders and its ability to continue to relaunch its business.

On May 31, 2023, the Panel requested additional information from the Company in order to conduct its reconsideration of the matter. Specifically, the Panel requested the Company’s projected cash flow for the next 12 months, the amount of anticipated drawdowns from the Company’s Loan Agreement with Woodford, and a breakdown of the Company’s revenue earned since it recommenced lottery ticket sales in April 2023. On June 2, 2023, the Company submitted a written response to the Panel’s May 31st request.

Upon consideration of the record and the additional documentation provided by the Company, on June 8, 2023, the Company received a letter (the “June 8th Decision”) from the hearings panel stating that it had determined to reverse its initial delisting decision and grant the Company’s request for an exception to the continued listing rules until August 17, 2023, subject to the satisfaction of certain conditions.

There can be no assurance that the Company will be able to regain compliance with the applicable Nasdaq listing requirements, or that a hearings panel will continue to stay the delisting of the Company’s securities. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy and sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise capital and/or trigger defaults and penalties under its outstanding agreements or securities. Further, even if we regain compliance with Nasdaq listing requirements, there is no guarantee that we will be able to maintain our listing for any period of time.

In addition to the above, other conditions required for continued listing on The Nasdaq Global Market include requiring that we maintain at least $10 million in stockholders’ equity, $50 million of market value of listed securities (which requirement is not currently met), or $50 million in total assets and total revenue over the prior two years or two of the prior three years (which requirement is not currently met), and having a majority of independent directors. Our stockholders’ equity may not remain above Nasdaq’s $50 million minimum, our market value of listed securities is not, and may in the future not be above $50 million, we may not generate over $50 million of yearly net income (which we currently do not) and maintain over $50 million of assets. Furthermore, we are required to maintain a majority of independent directors and at least three members on our audit committee, which requirements we have not met from time to time, provided that as of the date of this Report which requirements are met.

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

As previously noted, we need to raise capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. The Loan Agreement with Woodford is one potential source of this needed additional capital that is presently available to us. Pursuant to the Loan Agreement, Woodford agreed to fund up to $52.5 million, subject to certain conditions and requirements, of which $300 thousand was received by December 31, 2022. In the event Woodford does not fund us the remaining amount of funds due, or alleges that we have breached the terms of the Loan Agreement, and therefore claims no additional funds are due, we may not receive any further funding under the Loan Agreement. Further, if Woodford does not advance us amounts owed under the Loan Agreement and/or we are unable to raise additional funds, we may not be able to raise enough capital to recommence our operations and run our business. Consequently, we may be forced to curtail or even abandon our plan to recommence our operations and we may need to permanently cease our operations.

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

The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford under the Loan Agreement may depress the market price of our common stock and cause substantial dilution.

As of December 31, 2022, we have borrowed $300 thousand under the Loan Agreement to Woodford. Amounts borrowed accrue interest at the rate of 12% per annum (22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan. Amounts borrowed can be repaid at any time without penalty. Amounts borrowed pursuant to the Loan Agreement may, at Woodford’s option, be converted into shares of common stock, beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of Company common stock within 10 business days of the date of the Loan Agreement (which was equal to $0.28 per share), subject to a 4.99% beneficial ownership limitation and a separate limitation preventing the holder from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining stockholder approval for such issuance.

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

On June 12, 2023, the Company entered into an amendment of its Loan Agreement with Woodford (the “Loan Agreement Amendment”). The Loan Agreement Amendment provides that Woodford shall henceforth be able to convert, in whole or in part, the outstanding balance of its loan into the conversion shares at a conversion price that represents a further 25% discount to the original conversion price of 20%. All other terms and conditions of securitization remain in full force and effect.

We currently owe a significant amount of money under our Loan Agreement, which we may not be able to repay.

As of the date of this Report we owe approximately $300 thousand under the Loan Agreement. We do not have sufficient funds to repay such amounts. A high level of indebtedness increases the risk that we may default on our debt obligations. If the amounts owed under the Loan Agreement are not converted into common stock pursuant to the terms of the Loan Agreement, we may not be able to generate sufficient cash flows to pay the principal or interest on the loan, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we do not have sufficient funds and are otherwise unable to arrange financing or raise additional funds, we may have to sell significant assets or have a portion of our assets foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations and could cause any investment in the Company to decline in value or become worthless.

General Risk Factors

Our insurance coverage is not adequate to cover all possible losses that we could suffer, and our insurance costs may increase.

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

J. Streicher

On July 29, 2022, the Company filed its original Verified Complaint for Breach of Contract and Specific Performance (the “Streicher Complaint”) against J. Streicher Financial, LLC (“Streicher”) in the Court of Chancery of the State of Delaware (the “Chancery Court”), styled AutoLotto, Inc. dba Lottery.com v. J. Streicher Financial, LLC (Case No. 2022-0661-MTZ). In the Streicher Complaint, the Company alleged that Streicher breached the contract entered into by the parties on March 9, 2022 and demanded that Streicher return $16,500,000.00 it owed to the Company. On September 26, 2022, the Chancery Court entered an order in favor of the Company, Granting with Modifications Company’s Motion for Partial Summary Judgment in the amount of $16,500,000.00 (the “Streicher Judgment”). On October 27, 2022, the Chancery Court further awarded the Company $397,036.94 in attorney’s fees (the “Fee Order”). On November 15, 2022, the Company initiated efforts against Streicher to seek collections on the Judgment. On December 8, 2022, the Company’s prior attorney Skadden, Arps, Slate, Meagher & Flom, LLP (“Skadden”) filed its Combined Motion to Withdraw as Counsel and For a Charging Lien in amount of $3,024,201.17 for legal fees unpaid by Company (“Skadden’s Motion”). On December 30, 2022, the Company filed its response to Skadden’s Motion, alleging that the Chancery Court should deny Skadden’s Motion for a Charging Lien as a matter of law or, in the alternative, limit the charging lien to the amount of the attorneys’ fees awarded by the Fee Order. As of the date of this Report, the Chancery Court has not set Skadden’s Motion for an oral hearing, nor has it entered an order on the motion. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000.00. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000.00 and had agreed to make another payment in the amount of $75,000.00 on February 28, 2023, which it failed to make. The Company intends to fully collect on the Judgment and shall pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied. See “Item 1A. Risk Factors - Legal Proceedings Risks - We may not recover amounts owed to us from J. Streicher Financial, LLC” for further information.

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

TinBu Complaint

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “TinBu Plaintiffs”) filed its original complaint against Lottery.com, Inc. f/k/a AutoLotto, Inc. and its wholly-owned subsidiary TinBu, LLC (“TinBu”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “TinBu Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. The parties agreed to extend the Company’s and its subsidiary’s deadline to respond until May 1, 2023. On May 2, 2023, the Company and its subsidiary retained local counsel who filed a Notice of Appearance on behalf of the Company and TinBu and filed a Motion for Enlargement requesting the Court to extend its deadline to file its initial response to the Complaint by an additional 30 days (the “Motion for Enlargement”). As of the date of this Report, the Motion for Enlargement has not been set for a hearing. On May 5, 2023, Plaintiffs filed their Motion for Court Default (“Plaintiffs’ Motion for Default”), despite Company’s Motion for Enlargement. As of the date of this Report, the Plaintiffs’ Motion for Default has not been set for a hearing. The Company intends to oppose Plaintiffs’ Motion for Default. On May 9, 2023, Plaintiffs served Plaintiffs’ First Request for Admissions (the “RFA”) to the Company. The parties have agreed to an extension of time to respond to the RFA. The Company intends to respond in a timely manner or make necessary objections to the RFA. On June 5, 2023, the Company and TinBu filed its original Answer and Affirmative Defenses to the TinBu Complaint.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is currently traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “LTRY.” Our public warrants are traded on Nasdaq under the symbol “LTRYW”.

Holders

As of June 15, 2023, there were 114 holders of record of our common stock and 10 holders of record of our warrants. In addition to holders of record of our securities we believe there is a substantially greater number of “street name” holders or beneficial holders whose shares and warrants are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We did not issue any equity securities during the year ended December 31, 2022 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

Securities Repurchases

None during the fourth quarter of fiscal year 2022.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes appearing elsewhere in this Report. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary” sections and elsewhere in this Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview and Recent Developments

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

On July 20, 2022, Armanino LLP (“Armanino”), the Company’s registered independent public accountant for the fiscal years ended December 31, 2021 and 2020, advised the Company that its audited financial statements of for the year ended December 31, 2021 (the “2021 Audit”) and the unaudited financial statements for the quarter ended March 31, 2022 (the “March 2022 Financials”), should no longer be relied upon. Armanino advised that it had determined, subsequent to the 2021 Audit and review of the March 2022 Financials, that the Company had entered into a line of credit in January 2022 that was not disclosed in the footnotes to the 2021 Audit and was not properly recorded in the March 2022 Financials.

On July 28, 2022, the Board determined that the Company did not have sufficient financial resources to fund its operations or pay certain existing obligations, including its payroll and related obligations, due to a significant misstatement of our cash balances.

The following day, on July 29, 2022, the Company effectively ceased operations (the “Operational Cessation”), when it furloughed the majority of its employees and generally suspended its lottery game sales. The Company’s remaining employees were limited to the heads of the product, information technology and human resources teams as well as the entire legal and compliance team. Within one week, several additional employees were recalled from furlough. All non-furloughed employees were retained, at the discretion of the Company’s then Chief Operating Officer and Chief Legal Officer, to provide the minimal business functions needed to address the Company’s legal and compliance issues and to secure necessary funding to resume the Company’s operations. Less than half of these non-furloughed employees remain active in the efforts to restore Company operations and as of December 31, 2022, approximately $1.6 million in outstanding payroll obligations remain unpaid.

On September 27, 2022, Armanino resigned as the independent registered public accounting firm of the Company, effective immediately.

On October 7, 2022, the Audit Committee approved the engagement of Yusufali & Associates, LLC, (“Yusufali”) as the Company’s new independent registered public accounting firm.

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core businesses (as described in more detail under “-Plans for Recommencement of Company Operations” below), completing the restatements of the Company’s 2021 Audit and March 2022 Financials and preparing and filing the Company’s delinquent periodic reports, including Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, which the Company filed on May 10, 2023, Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022, which the Company filed on May 15, 2023, the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30, 2022 and September 30, 2022, which the Company filed on May 22 and 24, 2023, respectively, the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, and this Report.

Nasdaq Listing

On March 23, 2023, the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal a determination by the Listing Qualifications department (the “Staff”) of Nasdaq dated February 23, 2023, to delist the Company’s securities from Nasdaq. At the hearing before the Panel on April 24, 2023, the Company presented its plan to complete the restatement of its financial statements for the fiscal year ended December 31, 2021, and the subsequent quarter ended March 31, 2022, and to file the amended periodic reports and all subsequent required filings with the SEC. The Company requested the continued listing of its securities on Nasdaq pending the completion of its compliance plan.

By letter dated May 8, 2023, the Panel granted the Company’s request for continued listing, on an interim basis, subject to the Company submitting financial projections for fiscal 2023 and filing the restated financial statements for the fiscal year ended December 31, 2021, and quarter ended March 31, 2022, with the SEC by May 15, 2023. The Company satisfied these conditions and the Panel indicated that it would review the filings, along with the updated projections, and thereafter determine whether to afford the Company additional time to complete the compliance plan presented at the hearing.

By letter dated May 24, 2023, the Panel notified the Company that it had determined to suspend trading and otherwise move to delist the Company’s securities from Nasdaq effective with the open of the market on May 26, 2023. The Company’s securities were suspended from trading on that date but the securities were not delisted because the Company thereafter requested that the Panel reconsider its determination to delist the Company’s securities from Nasdaq based upon what the Company believed to be mistakes of material fact upon which the Panel had based its decision.

On June 8, 2023, the Panel notified the Company that it had determined to reverse its prior decision and grant the Company’s request for continued listing subject to the Company’s timely compliance with a number of conditions ultimately expiring on August 17, 2023, on which date the Company must satisfy all applicable criteria for continued listing on Nasdaq (the “June 8th Decision”). As a result of the foregoing, the suspension from trading ceased and the Company’s securities were reinstated for trading on Nasdaq effective with the open of the market on June 15, 2023. See “Risk Factors - Risks Related to Our Common Stock and Warrants - We are not currently in compliance with the continued listing standards of Nasdaq and may not be able to regain compliance with Nasdaq’s continued listing standards in the future” for more information.

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

Loan Agreement with Woodford

On December 7, 2022, the Company entered into a loan agreement (the “Loan Agreement”) with Woodford Eurasia Assets, Ltd. (“Woodford”), pursuant to which Woodford agreed to provide the Company with up to $52.5 million, subject to certain conditions and requirements, of which $300 thousand was received by December 31, 2022 and is owed pursuant to the terms of the Loan Agreement. Amounts borrowed accrue interest at the rate of 12% per annum (or 22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan. Amounts borrowed can be repaid at any time without penalty.

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

On June 12, 2023, the Company entered into an amendment of its Loan Agreement with Woodford (the “Loan Agreement Amendment”). The Loan Agreement Amendment provides that Woodford shall henceforth be able to convert, in whole or in part, the outstanding balance of its loan into the conversion shares at a conversion price that represents a further 25% discount to the original conversion price of 20%. All other terms and conditions of securitization remain in full force and effect.

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

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and - importantly - to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the Operational Cessation, we generated revenue from this service fee and mark-up. Our B2B API Platform resumed limited operations in April 2023. As of the date of this Report, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational by the end of 2023.

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

Data Services

In 2018, we acquired TinBu, LLC (“TinBu”), a digital publisher and provider of lottery data results, jackpots, results, and other data, as a wholly-owned subsidiary. Through TinBu, our Data Service delivers daily results of over 800 domestic and international lottery games from more than 40 countries, including the U.S., Canada, and the United Kingdom, to over 400 digital publishers and media organizations. See “Item 1A. Risk Factors – We are party to pending litigation and investigations in various jurisdictions and with various plaintiffs and we may be subject to future litigation or investigations in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business, financial condition, and results of operations” for more information about our relationship with Tinbu.

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

Aganar and JuegaLotto

On June 30, 2021, we acquired 100% of the equity of Global Gaming Enterprises, Inc., a Delaware corporation (“Global Gaming”), which holds 80% of the equity of each of Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). JuegaLotto is federally licensed by the Mexican regulatory authorities with jurisdiction over the ability to commercialize lottery games in Mexico through an authorized federal gaming portal and to commercialize games of chance in other countries throughout Latin America. Aganar has been operating in the licensed Online Lottery market in Mexico since 2007 and has certain rights to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license and additionally issues a proprietary scratch lottery game in Mexico under the brand name Capalli. See “Item 1A. Risk Factors – We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations” for additional information.

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

Plans for Recommencement of Company Operations

As noted above, since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core businesses. The Company has developed a three phase plan to recommence its operations, which plan is outlined below.

Phase 1 - Relaunch B2B API Platform. During the Operational Cessation, the Company maintained positive relationships with its ticket-printing and courier partners, as well as several distribution partners that have been found to be in compliance with local, state, and federal rules related to ticket procurement and distribution. These partners have implemented the Lottery.com API and have advised the Company that they expect to be ready to offer lottery games to their customers through their sales channels when the Company resumes operations. As such, the Company believes that it has sufficient demand to resume operation of its B2B API platform operations, assuming it is able to maintain the core employee team to manage the lottery ticket fulfillment process and access sufficient capital to relaunch Project Nexus, which was designed to, among other things, handle high levels of user traffic and transaction volume, while maintaining expediency, security, and reliability in the administrative and back-office functionality required by the B2B API. Our B2B API Platform resumed limited operations in April 2023.

Phase 2 - Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform by the end of 2023. As of the date of this Report, the Company expects that it will initially relaunch its B2C Platform to customers in Texas for a period of time before rolling it out to other jurisdictions. If the Texas Bill is enacted into law as drafted, the Company may elect to accelerate the relaunch of its Platform to customers in another state. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.” The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns geared towards encouraging prior customers to return to the Platform and to acquire new customers.

Phase 3 - Restore Other Business Lines and Projects. Assuming the success of Phase 1 and Phase 2, the Company expects to restore other products it used to offer, such as supplying lottery tickets to consumers in approved domestic jurisdictions, partnering with licensed providers in international jurisdictions to supply legitimate domestic lottery games, and reviving other products and services that were under development when the Operational Cessation occurred.

As of the date of this Report, the current estimated cash balance of the Company and subsidiaries is approximately $102,766. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to pay its service providers in connection with the filings of its deficient periodic reports, including this Report and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023.

As of the date of this Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Report, we are not in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”), as discussed in greater detail below under “Risk Factors - Risks Related to Our Common Stock and Warrants - We are not currently in compliance with the continued listing standards of Nasdaq and may not be able to regain compliance with Nasdaq’s continued listing standards in the future,” and have been granted a limited exception from Nasdaq to continue the listing of our securities. Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls, and plans to overhaul its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

Even if the Company’s three phase plan to recommence its operations is successful, there can be no assurance that the Company will be able to regain compliance with the applicable Listing Rules, or that the hearings panel will continue to stay the delisting of the Company’s securities from Nasdaq. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise additional capital needed to funds its operations and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

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

	Year Ended December 31,
	2022	2021
Transactions Per User	6.86	17.18
Tickets Per Transaction	2.92	3.91
Gross Revenue Per Transaction	$6.99	$9.66
Gross Profit Per Transaction	$1.36	$1.57
Gross Margin per Transaction	19.4%	16.29%

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

Internationally, B2C sales in jurisdictions where we do not have direct or indirect authority generate an immaterial amount of revenue, and we are assessing our operations in these jurisdictions. As discussed above, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational by the end of 2023.

Revenue from B2B API. Together with our third-party commercial partner, we agree on the amount of the technology usage fee to be imposed on the sale of each lottery game purchased through the B2B API, if any, together with a service fee to be charged to the user; we receive up to 50% of the net revenues from such technology usage fee and service fee pursuant to our commercial agreement with each commercial partner. As discussed above, following the Operational Cessation, our B2B API Platform resumed limited operations in April 2023.

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

Current Plan of Operations

As of the date of this Report, the Company’s primary revenue drivers are the resumption of its B2B API platform and the launch of Sports.com. It is anticipated that operational costs for the next 12 months through April 30, 2024 will be greater than revenues. It is anticipated that the liquidity gap will be satisfied by equity or debt raised, of which there is no assurance. We anticipate that our B2C Platform will become operational by the end of 2023.

Beyond the next 12 months, the Company plans to continue to expand in domestic and international jurisdictions. The Company plans to enhance its mobile application to include pool plays, tickets subscriptions, loyalty programs and various gamification modules.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and December 31, 2021, respectively.

	For the Year Ended December 31,
	2022	2021	$ Change	% Change

Revenue	$6,779,057	$16,409,922	(9,630,865)	-59%
Cost of revenue	4,310,750	8,158,707	(3,847,957)	-47%
Gross profit	2,468,307	8,251,215	(5,782,908)	-70%

Operating expenses:
Personnel costs	37,114,485	20,536,328	16,578,157	81%
Professional fees	6,613,546	8,279,798	(1,666,252)	-20%
General and administrative	8,931,681	5,020,495	3,911,186	78%
Depreciation and amortization	5,601,374	4,292,606	1,308,768	30%
Total operating expenses	58,261,086	38,129,227	20,131,859	53%
Loss from operations	(55,792,779)	$(29,878,012)	(25,914,767)	87%

Other expenses
Interest expense	764,839	19,789,451	(19,024,612)	-96%
Other expense	3,721,291	2,907,518	813,773	28%
Total other expenses, net	4,486,130	22,696,969	(18,210,839)	-80%

Net loss before income tax	$(60,278,909)	$(54,574,981)	(5,703,928)	10%
Income tax expense (benefit)	104,356	(1,664,335)	1,768,691	100%
Net loss	(60,383,265)	(52,910,646)	(7,472,619)	14%

Revenues

Revenue. Revenue for the year ended December 31, 2022 was $6.8 million, a decrease of $9.6 million, or (59.1%), compared to revenue of $16.4 million for the year ended December 31, 2021. The decrease in revenue was driven by a decrease in services provided to business partners in 2021 which was not reoccurring.

Cost of Revenue. Cost of revenue for the year ended December 31, 2022 was $4.3 million, a decrease of $3.8 million, or (47%), compared to cost of revenue of $8.2 million for the year ended December 31, 2021. The decrease in the cost of revenue was driven by the decrease in the number of lottery games sold in 2022. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees.

Gross Profit. Gross profit for the year ended December 31, 2022 was $2.5 million, compared to $8.3million for the year ended December 31, 2021, a decrease of $5.8 million, or (70%). This decrease was due primarily to the decrease in revenue partially offset by the decrease in commissions expense.

Operating Costs and Expenses

	For the Year Ended December 31,
	2022	2021	$ Change	% Change

Operating expenses:
Personnel costs	37,114,485	20,536,328	16,578,157	81%
Professional fees	6,613,546	8,279,798	(1,666,252)	(20)%
General and administrative	8,931,681	5,020,495	3,911,186	78%
Depreciation and amortization	5,601,374	4,292,606	1,308,768	30%
Total operating expenses	58,261,086	38,129,227	20,131,859	53%

Operating expenses for the year ended December 31, 2022 were $58.3 million, an increase of $20.1 million, or 53%, compared to $38.1 million for the year ended December 31, 2021. The increase was primarily driven by increased administrative expenses associated with the Business Combination, increased stock compensation expense, increased headcount to support the Company’s growth, increased marketing spends resulting from the use of Gatehouse Media credits, which we received several years ago in exchange for warrants, and increased amortization expenses driven by acquisitions made during the 2022 fiscal year.

Personnel Costs. Personnel costs increased by $16.6 million, or 81%, from $20.5 million for the year ended December 31, 2021, to $37.1 million for the year ended December 31, 2022. The increase was due primarily to increases in stock compensation expense of $13.5 million.

Professional Fees. Professional fees decreased by $1.7 million, or (20.0%) from $8.3 million for the year ended December 31, 2021 to $6.6 million for the year ended December 31, 2022. The decrease was driven by legal and professional fees associated with the Business Combination in 2021.

General and Administrative. General and administrative expenses increased $3.9 million, or 78%, from $3.9 million for the year ended December 31, 2021 to $8.9 million for the year ended December 31, 2022. Expenses for D&O and E&O coverage in connection with being a public company were $2.5 million higher in 2022. Advertising expenses increased by $732 thousand, expenses for SaaS software used to operate the business increased by $158 thousand, and product development expenses were $179 thousand higher in 2022 than in 2021. Additionally an expense of $412,500 was recorded for the impairment of an intangible asset that had been recorded for a software application, which was being developed for a use with a partner, that the company determined will not be completed or put into its intended purpose as the relationship with that partner ended in the fall of 2022.

Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 30%, from $4.3 million for the year ended December 31, 2021 to $5.6 million for the year ended December 31, 2022. The increase was driven by amortization of intangibles acquired in 2021 and placed in service during 2022.

Other Expense, Net

	For the Year Ended December 31,
	2022	2021	$ Change	% Change
Other expenses
Interest expense	764,839	19,789,451	(19,024,612)	-96%
Other expense	3,721,291	2,907,518	813,773	28%
Total other expenses, net	4,486,130	22,696,969	(18,210,839)	-80%

Interest Expense. Interest expense decreased by $19 million, or (96%), for the year ended December 31, 2022, from 19.8 million to $764 thousand as compared to the year ended December 31, 2021. This decrease relates to interest on convertible debt in 2021 which did not occur in 2022 following conversion of the notes in connection with the business combination on October 29, 2021.

Other Expense. Other expense increased by $0.8 million, or 28%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021 from $2.9 million to $3.7 million. This increase was driven primarily by a discount on asset with periodic payments of $3.5 million, partially offset by a decrease in royalties expense of $1.9 million and a decrease of other expenses of $800 thousand.

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

These conditions, along with our current lack of material revenue producing activities, and significant debt, raise substantial doubt about our ability to continue as a going concern for the next 12 months. For more information, see Note 2 - Significant Accounting Policies, Going Concern to the consolidated financial statements included herein, as well as the risk factors included in Item 1A of this Report entitled “In July 2022, we furloughed the majority of our employees and suspended our lottery game sales operations after determining that we did not have sufficient financial sources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As a result, we may not be able to continue as a going concern” and “We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.”

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

As of December 31, 2022, we had $1,256,595 of convertible debt outstanding.

See “-Recent Developments- Loan Agreement with Woodford” above for additional information on the terms of the Loan Agreement.

Cash Flows

Net cash used by operating activities was $31.3 million for the year ended December 31, 2022, compared to net cash used by operating activities of $23.2 million for the year ended December 31, 2021. Factors affecting changes in operating cash flows were interest and stock-based compensation expense along with increased expenses for personnel costs, and sales and marketing activities in 2022 as compared to 2021. Net cash used in investing activities during the year ended December 31, 2022 was $1.3 million, compared to $13.9 million for the prior year. The increase was primarily the result of the acquisition of the sports.com domain name as well as the acquisition of Global Gaming completed on June 30, 2021. Net cash provided by financing activities was $16 thousand for the year ended December 31, 2022, compared to $59.0 million for the year ended December 30, 2021. The increase was primarily due to the issuance of debt and proceeds from the Business Combination offset by repayments during 2021.

Changes in or Adoption of Accounting Practices

The following U.S. GAAP standards have been recently issued by the Financial Accounting Standards Board (the “FASB”). We are in the process of assessing the impact of these new standards on future consolidated financial statements. Pronouncements that are not applicable or where it has been determined do not have a significant impact on the Company have been excluded herein.

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
Spicewood, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lottery.com Inc. (the "Company") as of December 31, 2022, and restated 2021 balance sheet, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, except for the effects of the Company having not filed its 2022 and 2021 United States federal and state corporate income tax returns as described in note 11 of the financial statements, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters: Management identified disclosure of pending litigation as a critical audit matter for the audit of the financial statements for the year ended December 31, 2022. The concern was identification of significant litigation in which the company is involved and providing disclosure about each matter. As of the date of the current report, each pending litigation matter is in early stages so it is not possible to estimate the likely outcome of any of the cases or the ultimate impact they may have on the company or its financial condition. The concern was identifying significant legal actions in which the company is involved and providing clear disclosure about the existence of those legal actions and the nature of each matter. Management and the auditor have concluded that all significant litigation as of the date of this report has been identified and appropriately disclosed. These critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by referring the critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. (2) relate to accounts or disclosures that are material to the financial statements and (3) involve our especially challenging, subjective, or complex judgments.

F-2

Yusufali & Associates LLC

Yusufali Musaji

Managing Partner

Yusufali & Associates, LLC

PCAOB registration # 3313
We have served as the company's auditor since 2022

CERTIFIED YUSUFALI PUBLIC ACCOUNTANTS

June 15, 2023

Yusufali & Associates, LLC (3313)

Headquarters Address: 55 Addison Drive, Short Hills, NJ 07078

LOTTERY.COM INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$102,766	$32,638,970
Restricted cash	-	-
Accounts receivable	208,647	79,181
Prepaid expenses	19,409,323	22,896,638
Other current assets	718,550	226,200
Total current assets	20,439,286	55,840,989

Notes receivable	2,000,000	-
Investments	250,000	250,000
Goodwill	19,590,758	19,590,758
Intangible assets, net	23,982,445	28,710,980
Property and equipment, net	108,078	141,279
Other long term assets	13,009,686	-
Total assets	$79,380,253	$104,534,006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$7,607,633	$1,006,535
Deferred revenue	464,286	1,162,335
Notes payable - current	3,755,676	3,771,340
Accrued interest	484,172	176,260
Accrued and other expenses	4,626,973	4,416,168
Other liabilities	625,028	-
Total current liabilities	17,563,768	10,532,638

Long-term liabilities:
Convertible debt, net - non current	-	-
Other long term liabilities	-	1,169
Total long-term liabilities		1,169
Commitments and contingencies (Note 13)	-	-
Total liabilities	17,563,768	10,533,807

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 50,540,906 and 50,256,317 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	50,540	50,256
Additional paid-in capital	267,549,357	239,358,644
Accumulated other comprehensive loss	3,622	(655)
Accumulated deficit	(208,187,210)	(148,188,138)
Total Lottery.com Inc. stockholders’ equity	59,416,309	91,220,107
Noncontrolling interest	2,400,176	2,780,092
Total Equity	61,816,485	94,000,199

Total liabilities and stockholders’ equity	$79,380,253	$104,534,006

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2022	2021

Revenue	$6,779,057	$16,409,922
Cost of revenue	4,310,750	8,158,707
Gross profit	2,468,307	8,251,215

Operating expenses:
Personnel costs	37,114,485	20,536,328
Professional fees	6,613,546	8,279,798
General and administrative	8,931,681	5,020,495
Depreciation and amortization	5,601,374	4,292,606
Total operating expenses	58,261,086	38,129,227
Loss from operations	(55,792,779)	(29,878,012)

Other expenses
Interest expense	764,839	19,789,451
Reserve loss of prepaid advertising credits	-	2,000,000
Other expense	3,721,291	2,907,518
Total other expenses, net	4,486,130	24,696,969

Net loss before income tax	(60,278,909)	(54,574,981)
Income tax expense (benefit)	104,356	(1,664,335)
Net loss	(60,383,265)	(52,910,646)

Other comprehensive loss
Foreign currency translation adjustment, net	4,277	(655)
Comprehensive loss	(60,378,988)	(52,911,301)

Net income attributable to noncontrolling interest	379,916	(136,924)
Net loss attributable to Lottery.com Inc.	$(59,999,072)	$(53,048,225)

Net loss per common share
Basic and diluted	$(1.19)	$(2.04)

Weighted average common shares outstanding
Basic and diluted	50,444,493	25,998,831

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEAR ENDING DECEMBER 31, 2021 and 2020

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2020	22,658,006	$22,658	$111,752,883	$(95,140,568)	$-	$16,634,973	$-	$16,634,973

Issuance of common stock upon stock option exercise	737,732	738	252,979	-	-	253,717	-	253,717
Issuance of common stock upon warrant exercise	177,684	177	117,833	-	-	118,009	-	118,009
Effect of reverse capitalization, net	11,384,655	11,385	38,942,930	-	-	38,954,315	-	38,954,315
Conversion of convertible debt	11,162,735	11,163	64,764,379	-	-	64,775,542	-	64,775,542
Issuance of common stock in business acquisition	687,439	687	459,004	-	-	459,691	-	459,691
Beneficial conversion feature on notes payable	-	-	8,480,697	-	-	8,480,697	-	8,480,697
Issuance of digital securities	-	-	108,331	-	-	108,331	-	108,331
Stock-based compensation	3,448,066	3,448	14,479,608	-	-	14,483,057	-	14,483,057
Minority interest in business acquisition	-	-	-	-	-	-	2,643,168	2,643,168
Other comprehensive loss	-	-	-	-	(655)	(655)	-	(655)
Net loss	-	-	-	(53,047,570)	-	(53,047,570)	136,924	(52,910,646)

Balance as of December 31, 2021	50,256,317	50,256	239,358,644	(148,188,138)	(655)	91,220,107	2,780,092	94,000,199

Issuance of common stock upon stock option exercise	60,116	60	(60)	-	-	-	-	-
Issuance of common stock for legal settlement	60,000	60	241,680	-	-	241,740	-	241,740
Stock based compensation	164,473	164	27,949,093	-	-	27,949,257	-	27,949,257
Other comprehensive loss	-	-	-	-	4,277	4,277	-	4,277
Comprehensive loss	-	-	-	(59,999,072)	-	(59,999,072)	(379,916)	(60,378,988)
Balance as of December 31, 2022	50,540,906	$50,540	$267,549,357	$(208,187,210)	$3,622	$59,416,309	$2,400,176	$61,816,485

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	$(59,999,072)	$(53,048,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interest	(379,916)	136,924
Depreciation and amortization	5,601,374	4,292,606
Non-cash interest expense	-	17,274,299
Stock-based compensation expense	27,949,257	14,483,057
Forgiveness of PPP Loan	-	(493,125)
Loss on impairment of intangibles	412,450	-
Loss on extinguishment of debt		115,788
Issuance of common stock for legal settlement	241,740	-
Issuance of debt to pay expenses	-	2,732,167
Income tax valuation allowance	-	(1,653,067)
Other non-cash items, net	-	655

Changes in assets & liabilities:
Accounts receivable	(129,465)	(18,852)
Prepaid expenses	3,487,315	(878,504)
Notes Receivable	(2,000,000)	-
Other current assets	(492,351)	627,182
Trade payables	6,601,098	(1,557,570)
Deferred revenue	(698,049)	(6,735,965)
Accrued interest	307,912	(545,457)
Accrued and other expenses	210,805	2,080,818
Other liabilities	625,028	-
Other long term assets	(13,009,686)	-
Other long term liabilities	(1,169)	1,169
Net cash provided by operating activities	(31,272,729)	(23,186,100)

Cash flow from investing activities
Purchases of property and equipment	(127,265)	(27,474)
Purchases of intangible assets	(1,124,823)	(517,894)
Investment in subsidiary, net	-	(13,399,408)
Net cash used in investing activities	(1,252,088)	(13,944,776)

Cash flow from financing activities
Issuance of digital securities	-	108,332
Proceeds from exercise of options and warrants	-	371,726
Proceeds from issuance of convertible debt	-	23,483,500
Proceeds from issuance of notes payable	-	5,000,000
Proceeds from reverse recapitalization	-	42,794,176
Payment of debt issuance costs	-	(1,115,031)
Payments on notes payable - related parties	(15,664)
Principal payments on debt	-	(11,647,713)
Net cash provided by financing activities	(15,664)	58,994,990
Effect of exchange rate changes on cash	4,277	(655)
Net change in net cash and restricted cash	(32,536,204)	21,863,459
Cash and restricted cash at beginning of period	32,638,970	10,775,511
Cash and restricted cash at end of period	$102,766	$32,638,970

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$483,582	$4,438,623
Taxes paid in cash	$-	$5,578
Non cash investing and financing activities	$-	$-
Conversion of convertible debt into common stock	$-	$63,484,240
Capitalization of interest from loan extinguishment	$-	$44,614
Purchase of intangible assets through the issuance of convertible debt	$-	$15,450,000
Issuance of convertible debt in exchange for outstanding liabilities	$-	$1,855,000
Issuance of convertible debt in exchange for notes payable	$-	$4,531,250
Common stock issued as part of acquisition	$-	$459,691
Beneficial conversion feature on notes payable	$-	$8,480,697

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

On June 30, 2021, the Company acquired an interest in Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). Aganar has been operating in the licensed iLottery market in Mexico since 2007 as an online retailer of Mexican National Lottery draw games, instant digital scratch-off games and other games of chance. JuegaLotto is licensed by the Mexican federal regulatory authorities to sell international lottery games in Mexico.

On July 28, 2022, the Board determined that the Company did not currently have sufficient financial resources to fund its operations or pay certain existing obligations, including its payroll and related obligations and effectively ceased its operations furloughing certain employees effective July 29, 2022 (the “Operational Cessation”). Subsequently, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain aspects of its core businesses (the “Plans for Recommencement of Company Operations”).

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

Pursuant to the requirements of the Financial Accounting Standards Board’s ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Due to the Company’s Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $208 million and working capital of approximately $2.9 million at December 31, 2022. For the year ending December 31, 2022, the Company sustained a net loss of $60 million. The Company sustained a loss from operations of $55.8 million and $29.9 million for the years ending December 31, 2022 and 2021, respectively. Subsequently, the Company sustained additional operating losses and anticipates additional operating losses for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities almost exclusively from debt and equity financing. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt. Although Management believes that it will be able to continue to raise funds by sale of its securities to provide the additional cash needed to meet the Company’s obligations as they become due beginning with a loan agreement the Company entered into with Woodford Eurasia Assets, Ltd. (“Woodford”) on December 7, 2022 (see Subsequent Events), the Plans for Recommencement of Company Operations to require substantial funds to implement and there is no assurance that the Company will be able to continue raising the required capital.

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

Cash and Restricted Cash

As of December 31, 2021 and 2020, cash was comprised of cash deposits, and deposits with some banks exceeded federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of December 31, 2022 and December 31, 2021.

The Company had no marketable securities as of December 31, 2022 and December 31, 2021 As of December 31, 2022, the restricted cash balance was $0 as the bank took the collateral in the restricted account during October of 2022 in order to satisfy the amount owed under the Line of Credit. (See Subsequent Events - In January of 2022, the Company pledged $30,000,000 for a line of credit which was subsequently claimed for settlement of such line of credit).

Accounts Receivable

The Company through its various merchant providers pre-authorizes forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and does not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, which are its customers, in the normal course of business. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. The Company did not record any allowance for uncollectible receivables as of December 31, 2022 and 2021. The Company has not incurred bad debt expense historically.

Prepaid Expenses

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with a third party to provide advertising services and issued equity instruments as compensation for the advertising services (“Prepaid advertising credits”). The Company expenses the service as it is performed by the third party. The value of the services provided were used to value these contracts, except for the year ended December 31, 2021 the Company reserved for potential inability to realize $2,000,000 of prepaid advertising credits in future periods. The current portion of prepaid expenses is included in current assets on the consolidated balance sheets. The Company has remaining prepaid expenses of $19,409,323 and $22,896,638 for the years ended December 31, 2022 and 2021, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of ASC 350, “Goodwill and Other Intangible Assets”. The Company reviewed for impairment and determined that no impairment indicators exist as of December 31, 2022 and 2021. See Footnote 6 for further discussion.

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

Cost of Revenue

Cost of revenue consists primarily of variable costs, comprising (i) the cost of procurement of lottery games, minus winnings to users, additional expenses related to the sale of lottery games, including, commissions, affiliate fees and revenue shares; and (ii) payment processing fees on user fees, including chargebacks imposed on the Company. Other non-variable costs included in cost of revenue include affiliate marketing credits acquired on a per-contract basis.

Stock-based Compensation

Effective October 1, 2019, the Company adopted ASU 2018-07, Compensation - “Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting” (“ASC 718”), which addresses aspects of the accounting for nonemployee share-based payment transactions and accounts for share-based awards to employees in accordance with ASC 718, Stock Compensation. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2022 and 2021 were approximately $1,261,000 and $1,888,000, respectively.

Income Taxes

For both financial accounting and tax reporting purposes, the Company reports income and expenses based on the accrual method of accounting.

For federal and state income tax purposes, the Company reports income or loss from their investments in limited liability companies on the consolidated income tax returns. As such, all taxable income and available tax credits are passed from the limited liability companies to the individual members. It is the responsibility of the individual members to report the taxable income and tax credits, and to pay any resulting income taxes. Therefore, the income and losses incurred by the limited liability companies have been consolidated in the Company’s tax return and provision based upon its relative ownership.

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

Generally, the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years. For federal tax purposes, the Company’s 2018 through 2022 tax years generally remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the Company’s 2017 through 2022 tax years remain open for examination by the tax authorities under the normal four-year statute of limitations.

Fair Value of Financial Instruments

The Company determines the fair value of its financial instruments in accordance with the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

●	Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability

●	Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require the Company to use forward-looking information to formulate its credit loss estimates. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating this new standard and currently does not expect it to have a significant impact on the Company’s consolidated financial statements.

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

The total purchase price of $10,989,691, consisting of cash of $10,530,000 and 687,439 shares of common stock of AutoLotto at $0.67 per share. The total consideration transferred was approximately $10,055,214, reflecting the purchase price, net of cash on hand at Global Gaming and the principal amount of certain loans acquired. The purchase price is for an 80% ownership interest and is therefore grossed up to $13,215,843 to reflect the 20% minority interest in the acquirees. The purchase price was allocated to the identified tangible and intangible assets acquired based on their estimated fair values at the acquisition date as follows:

Cash	$517,460
Accounts receivable, net	34,134
Prepaids	5,024
Property and equipment, net	2,440
Other assets, net	65,349
Intangible assets	8,590,000
Goodwill	4,940,643
Total assets	$14,155,051

Accounts payable and other liabilities	$(387,484)
Customer deposits	(134,707)
Related party loan	(417,017)
Total liabilities	$(939,208)

Total net assets of Acquirees	$13,215,843

Goodwill recognized in connection with the acquisition - is primarily attributed to an anticipated growing lottery market in Mexico that are expected to be achieved from the integration of these Mexican entities. None of the goodwill is expected to be deductible for income tax purposes.

Following are details of the purchase price allocated to the intangible assets acquired.

Category	Fair Value

Customer relationships	$410,000
Gaming licensees	4,020,000
Trade names and trademarks	2,540,000
Technology	1,620,000

Total Intangibles	$8,590,000

4. Property and Equipment, net

Property and equipment, net as of December 31, 2022 and 2021, consisted of the following:

	December 31,	December 31,
	2022	2021

Computers and equipment	$124,199	$113,151
Furniture and fixtures	16,898	23,760
Software	2,026,200	1,903,121
Property and equipment	2,167,297	2,040,032
Accumulated depreciation	(2,059,219)	(1,898,753)
Property and equipment, net	$108,078	$141,279

Depreciation expense for the years ended December 31, 2022 and 2021 amounted to $160,466 and $560,246, respectively.

5. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	December 31, 2022				December 31, 2021
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,350,000	$(781,385)	$568,615	$1,350,000	$(556,387)	$793,613
Trade name	6 years	2,550,000	(642,222)	1,907,778	2,550,000	(217,223)	2,332,777
Technology	6 years	3,050,000	(1,437,778)	1,612,222	3,050,000	(929,444)	2,120,556
Software agreements	6 years	14,450,000	(5,968,611)	8,481,389	14,450,000	(3,145,277)	11,304,723
Gaming license	6 years	4,020,000	(1,005,000)	3,015,000	4,020,000	(335,000)	3,685,000
Internally developed software	2 - 10 years	2,904,473	(350,232)	2,554,241	2,192,050	(23,323)	2,168,727
Domain name	15 years	6,935,000	(1,091,750)	5,843,250	6,935,000	(629,416)	6,305,584
		$35,259,473	$(11,276,978)	$23,982,495	$34,547,050	$(5,836,070)	$28,710,980

Amortization expense with respect to intangible assets for the year ended December 31, 2022 and 2021 totaled $5,440,908 and $5,836,070, respectively, which is included in depreciation and amortization in the Statements of Operations. The Company determined that there was an impairment of long-lived assets of $412,450 during the year ended December 31, 2022, as it relates to a project no longer being pursued by the Company.

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
2023	$5,319,214
2024	4,876,562
2025	4,556,562
2026	4,556,562
Thereafter	4,673,595
$23,982,495

The Company had software development costs of $1,336,020 and $2,080,999 related to projects not placed in service as of December 31, 2022 and December 31, 2021, respectively, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

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

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties have verbally agreed to extend the maturity of the notes to December 31, 2021. As of December 31, 2022 and December 31, 2021, the balance due on these notes was $771,500 and $821,500, respectively. The Company cannot prepay the loan without consent from the noteholders. As of December 31, 2021, there were no Qualified Financing events, that trigger conversion, this included the TDAC combination. As of December 31, 2022, the remaining outstanding balance of $771,500 relates to notes that are no longer convertible and have been reclassified to Notes Payable as per the agreement. Accrued interest on the Series A notes payable was $138,822 at December 31, 2022.

Series B Notes

From November 2018 to December 2020, the Company entered into multiple Convertible Promissory Note agreements with unaffiliated investors for an aggregate amount of $8,802,828. The notes bear interest at 8% per year, are unsecured, and were due and payable on dates ranging from December 2020 to December 2021. For those notes maturing on or before December 31, 2020, the parties entered into amendments in February 2021 to extend the maturity of the notes to December 21, 2021. The Company cannot prepay the loans without consent from the noteholders.

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

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 9,764,511 shares of Lottery.com common stock. As of December 31, 2022, the remaining notes comprising the outstanding balance of $185,095 are no longer convertible and have been reclassified to notes payable. See Note 4 Accrued interest on this note payable as of December 31, 2022 and 2021 was $49,992 and $35,184, respectively.

PPP Loan

On May 1, 2020, the Company entered into a Promissory Note with Cross River Bank, which provides for a loan in the aggregate amount of $493,225, pursuant to the Paycheck Protection Program, (“PPP”). The PPP, established under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities (“Qualified Expenses”), and maintains its payroll levels. On August 24, 2021, the PPP loan and accrued interest was forgiven by the U.S. Small Business Administration (“SBA”) in full. The Company recorded the full amount related to the forgiveness of the PPP loan as a gain on extinguishment of debt during the third quarter of fiscal year 2021.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of December 31, 2022 and 2021, the balance of the loan was $150,000. As of December 31, 2022, the accrued interest on this note was $3,753.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at a variable rate, are unsecured, and the parties have verbally agreed the notes will be due upon a qualifying financing event. As of December 30, 2022 and 2021, the balance of the loans totaled $13,000, respectively.

Notes payable

On August 28, 2018, in connection with the purchase of the entire membership interest of TinBu, the Company entered into several notes payable for $12,674,635 with the sellers of the TinBu and a broker involved in the transaction. The notes had an interest rate of 0%, and original maturity date of January 25, 2022. The notes payable were modified during 2021 to extend the maturity to June 30, 2022 and change the interest rate to include simple interest of 4.1% per annum effective October 1, 2021. Each of the amendments were evaluated and determined to be loan modifications and accounted for accordingly.

As of December 30, 2022 and December 31, 2021, the balance of the notes was $2,601,370 and $2,628,234, respectively.

7. Stockholders’ Equity

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of December 31, 2022, there were no shares of preferred stock issued and outstanding.

Common Stock

Our Charter authorizes the issuance of an aggregate of 500,000,000 shares of Common Stock, par value $0.001 per share. The shares of Common Stock are duly authorized, validly issued, fully paid and non-assessable. Our purpose is to engage in any lawful act or activity for which corporations may now or hereafter be organized under the DGCL. Unless our Board determines otherwise, we will issue all shares of our common stock in an uncertificated form. Holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. The holders of Common Stock do not have cumulative voting rights in the election of directors. Upon our liquidation, dissolution or winding up and after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of our Common Stock will be entitled to receive pro rata our remaining assets available for distribution.

As of December 31, 2022 and December 31, 2021, 50,540,906 shares and 50,256,317 shares, respectively, were outstanding. During the year ended December 31, 2022, the Company issued the following shares of common stock.

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

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $12.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of the Business Combination. The 1,750,000 Units represents the right to purchase 1,750,000 shares of common stock and 1,750,000 warrants to purchase 1,750,000 shares of common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on May 29, 2023. The Units issuable upon exercise of this option are identical to those offered by Lottery.com. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Business Combination resulting in a charge directly to stockholders’ equity. As of December 31, 2022 all of the 1,750,000 Units are vested, exercisable and outstanding.

Common Stock Warrants

The Company did not issue any warrants during the years ended December 31, 2022 and 2021. All 395,675 outstanding warrants are fully vested and have a weighted average remaining contractual life of 3.7 years. The Company did not incur any expense for the year ended December 31, 2022 and 2021.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2020	573,359	$0.28	4.8	$272,638
Granted	-	-	-
Exercised	(177,684)	0.66	-
Forfeited/cancelled	-	-	-
Outstanding at December 31, 2021	395,675	0.11	4.0	2,478,501
Granted	92621	7.56	3	0
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at December 31, 2022	488,296	$0.11	3.7	$1,200,387

Exercisable at December 31, 2022	488,296	$0.11	3.7	$1,200,387

Beneficial Conversion Feature - Convertible Debt

As detailed in Note 7 - Notes Payable and Convertible Debt, the Company has issued two series of convertible debt. Both issuances resulted in the recognition of the beneficial conversion features contained within both of the instruments. The Company recognized the proceeds allocable to the beneficial conversion feature of $8,480,697 as additional paid in capital and a corresponding debt discount of $2,795,000. This additional paid in capital is reflected in the accompanying consolidated Statements of Equity.

Earnout Shares

As detailed in Note 4 - as part of the TDAC Combination as of December 31, 2021 a total of 5,000,000 Earnout Shares were eligible for issuance until December 31, 2022.

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

2021 Equity Incentive Plan

In connection with the Business Combination, our board of directors adopted, and our stockholders approved, the Lottery.com 2021 Incentive Award Plan (the “2021 Plan”) under which 13,130,368 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 by a number of shares of Company common stock equal to five percent (5%) of the total outstanding shares of Company common stock on the last day of the prior calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no such increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Company common stock than would otherwise occur pursuant to the preceding sentence. As of December 31, 2022, the Company has not granted awards under the 2021 Plan.

Stock Options

The Company did not issue any new stock options during the years ended December 31, 2022 and 2021. The following table shows stock option activity for the years ended December 31, 2022 and 2021:

					Weighted
				Weighted	Average
	Shares	Outstanding	Average	Remaining	Aggregate
	Available	Stock	Exercise	Contractual	Intrinsic
	for Grant	Awards	Price	Life (years)	Value
Outstanding at December 31, 2020	37,405	1,315,218	$0.30	5.5	$362,841
Granted	-	-	-	-
Exercised		(737,732)	(0.28)	-
Forfeited/cancelled	231,825	(231,825)	(0.65)	-
Outstanding at December 31, 2021	269,230	345,661	0.97	4.4	2,061,303
Granted	-	-	-	-
Exercised	-	(60,116)	(0.67)	-
Forfeited/cancelled (uncancelled)	(60,116)	60,116	0.67	-
Outstanding at December 31, 2022	209,114	345,661	$0.41	4.2	$944,544

Exercisable at December 31, 2022	209,114	345,661	$0.41	4.2	$944,544

Stock-based compensation expense related to the employee options was $0 and $10,077 for the year ended December 31, 2022, and 2021 respectively.

Restricted awards

The Company awarded restricted stock to employees on October 28, 2021, which were granted with various vesting terms including immediate vesting, service-based vesting, and performance-based vesting. In accordance with ASC 718, the Company has classified the restricted stock as equity.

For employee issuances, the measurement date is the date of grant, and the Company recognizes compensation expense for the grant of the restricted shares, over the service period for the restricted shares that vest over a period of multiple years and for performance-based vesting awards, the Company recognizes the expense when management believes it is probable the performance condition will be achieved. As of December 31, 2021, the Company had granted 3,832,431 shares with vesting to begin April 2022. For the year ended December 31, 2022, the Company recognized $27,137,991 of stock compensation expense related to the employee restricted stock grants. As of December 31, 2022, unrecognized stock-based compensation associated with the restricted stock awards is $4,061,294 which will be expensed over the next 2.83 years.

The Company had restricted stock activity summarized as follows:

Weighted
Average
	Number of	Grant
	Shares	Fair Value
Outstanding at December 31, 2021	3,832,431	$14.75
Granted	-	-
Vested	-	-
Forfeited/cancelled	-	-
Restricted shares unvested at December 31, 2022	3,832,431	$14.75

9. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share :

	Year ended December 31, 2022
	2022	2021

Comprehensive net loss attributable to stockholders	$(32,930,867)	$(5,456,034)

Weighted average common shares outstanding
Basic and diluted	46,832,919	22,888,700

Net loss per common share
Basic and diluted	$(0.70)	$(0.24)

As of December 31, 2022, the Company excluded 209,114 stock options, 468,335 of restricted awards, 488,296 of warrants, 5,000,000 of earn out shares and 1,750,000 of unit purchase options from the calculation of diluted net loss per share with the effect being anti-dilutive.

As of December 31, 2021, the Company excluded 345,661 stock options, 2,012,774 convertible debt into common shares, 3,832,431 of restricted awards, 3,869,305 of warrants, 1,726,027 of earn out shares and 604,110 of unit purchase options from the calculation of diluted net loss per share with the effect being anti-dilutive.

10. Income Taxes

The Company’s pre-tax income (loss) by jurisdiction was as follows for the years ending December 31, 2022 and December 31, 2021;

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Domestic	$(58,379,329)	$(55,259,603)
Foreign	$(1,899,580)	684,622
Total	$(60,278,909)	$(54,574,981)

The provision for income taxes for continuing operations for the year ended December 31, 2022 and 2021 consist of the following:

	Year ended December 31, 2022	Year ended December 31, 2021
Current income taxes
Federal	-	(16,846)
State	104,356	5,578
Foreign	-	-
Total current income taxes	104,356	(11,268)

Deferred income taxes
Federal	-	(1,757,535)
State	-	-
Foreign	-	104,467
Total deferred income taxes	-	(1,653,067)
Valuation allowance	-	-
Total income tax expense (benefit)	104,356	(1,664,335)

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate is shown below. Income tax expense for the year ended December 31, 2022 includes state minimum taxes, permanent differences, and deferred tax assets for which a full valuation allowance has been placed. A corresponding tax expense is included for the year ended December 31, 2022 to reflect the increase in the valuation allowance.

	Year ended December 31, 2022	Year ended December 31, 2021
Tax Expense at statutory federal rate of 21%	$(12,680,485)	$(11,460,747)
State income taxes, net of federal income tax benefit	34,594	-
Foreign rate differential	(135,255)	127,739
Permanent differences	37,919	2,106,611
Other – Miscellaneous	-	-
Change in valuation allowance	12,825,669	7,562,061
Income tax expense (benefit)	$104,356	$(1,664,335)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	2022	2021
Long-term deferred tax assets:
Federal net operating loss carryforwards	$24,838,785	$20,145,126
Foreign net operating loss carryforwards	625,440	(321,330)
Stock compensation	9,136,562	3,308,116
Fixed assets	-	-
Intangible assets	-	-
Other	19,540	19,540
Total deferred tax assets before valuation allowance	$34,620,327	$23,151,451

Deferred tax liabilities:
Fixed assets	$(46,035)	$336,699
Intangible assets	478,213	1,452,273
Total deferred tax liabilities	432,178	1,788,972

Valuation allowance	(34,188,149)	(21,362,480)
Net deferred tax assets and liabilities	$-	$-

Due to the Global Gaming acquisition and the recording of related deferred tax liabilities, the Company released approximately $1,600,000 of valuation allowance since the additional deferred tax liabilities represent a future source of taxable income. For the year ended December 31, 2022, the valuation allowance increased by approximately $12,825,669. the Company believes a full valuation allowance against the net deferred tax asset is appropriate at this time. The Company will continue to evaluate the realizability of its deferred tax assets in future years.

At December 31, 2021, our carryforwards available to offset future taxable income consisted of federal net operating loss (“NOL”) carryforwards of approximately $116,408,640, $21,739,564 of which expires between 2036 and 2037 and $94,564,720 of which has no expiration date.

We account for uncertain tax positions in accordance with ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We have not recorded any unrecognized tax benefits as of December 31, 2022.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. We did not have any interest or penalties on unrecognized tax benefits accrued at December 31, 2022.

The Company files U.S. federal and state returns. The Company’s foreign subsidiary also files a local tax return in their local jurisdiction. From a U.S. federal, state and Mexican perspective the years that remain open to examination are consistent with each jurisdiction’s statute of limitations. The Company has not filed its 2021 and 2022 U.S. federal and state corporate income tax returns. The Company’s foreign subsidiary in Mexico is current with the filing of its tax returns through 2022. The Company expects to file these documents as soon as possible. While the Company is in a net loss position and expects no income tax amounts to be due except for minimum state and local income taxes, the Company is at risk for failure to file. As of the date of this Report, the Company has not been informed that such penalties have been assessed, therefore no accrual for such has been recorded in the Company’s financial statements. The Company’s federal income tax returns for the years 2017-2022 remain subject to examination by the Internal Revenue Service.

11. Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2021 and 2021.

Digital Securities

In 2018, the Company commenced a sale offering and issuance (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of the net raffle revenue of LDC Crypto Universal Public Company Limited (“LDC”). The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of LDC or the Company nor do they otherwise hold any rights that a holder of equity securities of LDC or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net raffle revenue. If the net raffle revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any raffle sweepstakes of LDC for such period. For the year ended December 31, 2022, the company did not incur any obligations to the holders of the outstanding Digital Securities. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company did not satisfy any of those obligations during the years ended December 31, 2021 or 2022.

Leases

The Company leases office space in Spicewood, Texas which expires January 21, 2024. For the year ended December 31, 2022 and 2021, the Company’s total rent expense was approximately $173,837 and $206,471, respectively.

As of December 31, 2022, future minimum rent payments due under non-cancellable leases with initial maturities greater than one year are as follows:

Years ending December 31,	Amount
2023	135,222
2024	30,404
$165,626

Litigation and Other Loss Contingencies

As of December 31, 2022, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Note 15 for additional information.

12. Related Party Transactions

The Company has entered into transactions with related parties. The Company regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with nonrelated parties.

During the year ended December 31, 2020, the Company entered into borrowing arrangements with the individual founders to provide operating cash flow for the Company. The Company paid $4,700 during 2021 and the outstanding balance was $13,000 at December 31, 2022 and December 31, 2021.

During the years ended December 31, 2021 and 2020, the Company entered into a services agreement with Master Goblin Games, LLC (“Master Goblin Games”), an entity owned by Ryan Dickinson, a former officer of the Company, to facilitate the establishment of receipt of retail lottery licenses in certain jurisdictions. As of December 31, 2022, the Company had no outstanding related party payables.

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

In January 2023, Woodford Eurasia Assets, Ltd. signed a letter of intent to acquire Master Goblin. Such letter of intent would give Woodford the right to appoint a director to the Board of Directors of the Company (see Subsequent Events). As of the date of this Report, no definitive documentation for this transaction has been signed.

13. Revenue Disaggregation

Revenue disaggregation consists of the following:

	2022	2021

Gaming	4,851,911	8,506,176
Other	1,927,146	7,903,746
Total	6,779,057	16,409,922

14. Subsequent Events

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

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “TinBu Plaintiffs”) filed its original complaint against Lottery.com, Inc. f/k/a AutoLotto, Inc. and its wholly-owned subsidiary TinBu, LLC (“TinBu”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “TinBu Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. The parties agreed to extend the Company and its subsidiary’s deadline to respond until May 1, 2023. On May 2, 2023, the Company and its subsidiary retained local counsel who filed a Notice of Appearance on behalf of the Company and TinBu and filed its Motion for Enlargement requesting the Court to extend its deadline to file its initial response to the Complaint by an additional 30 days (the “TinBu Motion”). As of the date of this Report, the TinBu Motion has not been set for a hearing.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

See “Item 14. Principal Accounting Fees and Services.”

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As previously disclosed, in connection with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Original 2021 Annual Report”) on April 1, 2022, our management, with the participation of our then Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on their evaluation, our then Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting with respect to our financial statement close and reporting process.

In connection with the filing of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 (the “Amended 2021 Annual Report”), our management, with the participation of our Chief Executive Officer, reevaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021 and determined they were not effective due to the material weaknesses in our internal control over financial reporting with respect to our financial statement close and reporting process. Our disclosure and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. In connection with this Report, our management, with the participation of our Chief Executive Officer, reevaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on such reevaluation, our Chief Executive Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were still not effective due to the material weaknesses in our internal control over financial reporting with respect to our financial statement close and reporting process, as described further below. As a result of this conclusion, we retained third-party accounting consultants who performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. The issues which were identified during the initial and subsequent review continued until the new management team for the company began addressing them in the fall of 2022. Efforts to strengthen and improve internal controls over accounting and financial reporting are ongoing.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the audit of our condensed consolidated financial statements included in this Report, our management has identified material weaknesses in our internal control over financial reporting as of December 31, 2022 and 2021 relating to deficiencies in the design and operation of the procedures relating to the closing of our financial statements. These include: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions, (ii) the fact that our policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively; (iii) our inability to complete the timely closing of financial books at the quarter and fiscal year end, and (iv) incomplete segregation of duties in certain types of transactions and processes.

Specifically, management did not design and maintain sufficient procedures and controls related to revenue recognition including those related to ensuring accuracy of revenue recognized from non-routine transactions such as the sales of LotteryLink Credits. As a result, we determined that there was an overstatement of revenue in the consolidated statement of operations of approximately $52.1 million during the year ended December 31, 2021, which required a restatement of the previously issued financial statements for the year ended December 31, 2021 contained in the Amended 2021 Annual Report.

We have begun implementing remediation steps to improve our internal control over financial reporting and to remediate the identified material weaknesses, including (i) adding personnel with sufficient accounting knowledge; (ii) adopting a more rigorous period-end review process for financial reporting; (iii) adopting improved period close processes and accounting processes, and (iv) clearly defining and documenting the segregation of duties for certain transactions and processes. Management has expanded and will continue to enhance our system of identifying transactions and evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We intend to continue take steps to remediate the material weaknesses described above and further continue re-assessing the design of controls, the testing of controls and modifying processes designed to improve our internal control over financial reporting. The Company plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The implementation of our remediation will be ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

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

For more information, see “Item 1A. Risk Factors - Public Company Operating Risks - If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.”

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On June 12, 2023, the Company entered into an amendment of its Loan Agreement with Woodford (the “Loan Agreement Amendment”). The Loan Agreement Amendment provides that Woodford shall henceforth be able to convert, in whole or in part, the outstanding balance of its loan into the conversion shares at a conversion price that represents a further 25% discount to the original conversion price of 20%. All other terms and conditions of securitization remain in full force and effect.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth certain information, as of the date of this report, concerning the directors and officers of the Company.

Name	Age	Position
Mark Gustavson	54	Chief Executive Officer
Matthew McGahan	53	Chairman of the Board
Barney Battles	56	Director
Nick Kounoupias	60	Director

Mark Gustavson has been our Chief Executive Officer since February 2023. Mr. Gustavson has 17 years of business development, transactional, alliance management, finance, operational, company formation, and IP experience with emerging businesses. During his career he has acquired extensive experience in the integration of business disciplines, with an emphasis on turnaround transactions. Mr. Gustavson held senior management positions in a variety of technology companies.

In his various executive capacities, Mr. Gustavson was responsible for transactions ranging from acquisitions and strategic collaborations to ordinary course transactions. He was also engaged in strategic planning for business development, product development, and in-licensing activities, and participated in the consummation of numerous collaborations. Sector specialties include biotechnology, IP based banking, mobile payment systems, social media, mobile gaming applications, fiber optics, and mixed and virtual reality technologies.

Mr. Gustavson is a co-founder and currently serves as Chief Executive Officer of ZENIOS Technologies Corporation, a position he has held since May 2022. Said company is involved in the business of augmented and mixed-reality based internet search technology.

In March of 2020, Mr. Gustavson and a group of investors acquired control of Sansar from Linden Labs Corporation, implementing an expansion plan, and successfully deploying, virtual reality applications for live events and festivals. These included the renowned London based Lost Horizons festival Glastonbury, gaining an audience in excess of 4.2 million attendees. The assets of Sansar were transferred to Sansar, Inc, in June 2022, and Mr. Gustavson has served as a Board member of Sansar, Inc. since June 2022.

From February 2020 to April 2021, Mr. Gustavson served as Chief Executive Officer of Regnum Corp (OTC:RGMP). Mr. Gustavson served as President, CFO and co-founder of Tri Capital Energy Corporation, from June 2019 to March 2021. From March 2025 to May 2018, Mr. Gustavson served as Chief Financial Officer and Director of Wookey Search Technologies Corporation. From July 2016 to August 2017, Mr. Gustavson served as Chief Financial Officer and Director of Sharkreach Corporation.

Mr. Gustavson also previously served as President and co-founder of MedicuRx Corporation, a position he held from February 2013 to June 2015. During this time, he was responsible for managing the company formation and transactional activities in collaboration with co-founder Dr. Joseph Rubinfeld, as well as taking care of business development, finance, and research and alliance management. MedicuRx Corporation business was a pharmaceutical company developing cancer therapeutics addressing Glioblastoma Multiforme.

Mr. Gustavson began his career as a Private Banker at the banking and financial business known as HSBC in Saipan, Commonwealth of the Northern Mariana Islands. From April 1997 through February 1999, Mr. Gustavson was Vice President of Private Banking and was charged with co-launching the Commonwealth of the Northern Mariana Islands branch of the Pacific Regional Division during the bank’s expansion period.

Mr. Gustavson received a Bachelor of Science in Political Science degree (minor in sociology, concentration in economics) from the University of Oregon in 1991.

Matthew McGahan, has been a member of and Chairman of the Board since October 2022. Mr. McGahan is the founder of the U.K. charity, “Mask Our Heroes” (“MOH”), created in memory of his father Alan, who was a victim of the COVID-19 pandemic. MOH was one of the first charities to recognize the urgent need for vital personal protection equipment and in the first months of the pandemic, MOH secured and shipped several plane loads of surgical masks to the U.K. Prior to founding MOH, Mr. McGahan had founded Magic Automotive Group, a Europe-based Harley-Davidson dealer. In 2010, Mr. McGahan sold Magic Automotive Group to pursue other endeavors. In 1997, prior to founding Magic Automotive Group, Mr. McGahan had joined his family’s business, Pinewood Motor Group, which his father founded in 1969. In the early 1990s Mr. McGahan left a public UK multi-brand automotive group to set up an international company specializing in the importing and exporting of luxury automotive brands, race cars and classics. Mr. McGahan is a graduate of the Purley Boys and Guildford Engineering Technology College.

Barney Battles has been a member of the Board since October 2022. In 2014, Mr. Battles founded The League of Angels, a network of UHNW international members investing in fast growth British ventures with a global impact and strong corporate values. Mr. Battle is the former co-owner of Jackpot Games, a Maltese online gaming venture that was then sold to a large German Media Group. Additionally, Mr. Battles is the former senior advisor to the Rank Group PLC (LSE: RNK), where he focused on the Grosvenor Casinos and Bingo (a UK-based chain of 53 casinos located in major towns and cities across the UK and 76 bingo clubs located in Belgium, Spain, and the UK). During his time at Grosvenor Casinos and Bingo, Mr. Battles focused on delivering interactive digital gaming formats across their retail footprint. He also has extensive FTSE experience, working as Executive Chairman/CFO in turnaround or high growth sectors and is a former CFO of London’s largest digital agency. Mr. Battles earned a Master in Computing Science from the University of Aberdeen, and was a Scottish Chartered Accountant with Ernst & Young.

Nick Kounoupias has been a member of the Board since April 2023. Mr. Kounoupias is a respected attorney with almost 40-years of experience with digital, media and technology companies with a strong practice focus on corporate governance, legal issues, regulations, and Intellectual Property (IP), with varying skills across multiple sectors. He has worked both within private practice and in-house, including a 16 year period in a senior position in the consumer entertainment industry. He also has extensive experience in branding, media, news and related industries; and he has held non-executive directorships and senior positions within the computer software, design, branded goods and newspaper and magazine publishing industries. He is the founder and CEO of Kounoupias IP, a boutique Intellectual Property consultancy operating out of offices in England and Cyprus providing strategic guidance on digital technology and IP matters internationally. He is recognized as a leading specialist in anti-piracy and anti-counterfeiting and possesses extensive experience in managing and conducting investigations in IP and other sectors. He regularly contributes to journals and books, as well as providing professional training on legal matters at seminars and webinars.

Our Executive Officer

Mr. Gustavson, our Chief Executive Officer (“CEO”), serves at the discretion of our Board and holds office until his successor is duly appointed or until his earlier resignation or removal. Mr. Gustavson also serves as the principal financial/accounting officer of the Company until a replacement is found.

Board Composition

Our Board consists of three directors. Each of our current directors will continue to serve as a director until the election and qualification of his successor or until his earlier death, resignation or removal. The authorized number of directors may be changed by resolution of our Board. Vacancies on our Board may be filled by resolution of our Board.

Our Board consists of Matthew McGahan, Barney Battles and Nick Kounoupias, with Mr. McGahan acting as chairman of the Board.

Our Board has affirmatively determined that each of Messrs.McGahan, Battles and Kounoupias is an “independent director” under the Nasdaq listing rules applicable to board members. For more details, see the section entitled “Independence of our Board.”

Our Board is divided into three classes with only one class of directors being elected in each year, and with each class serving a three-year term:

●	our Class I director is Mr. McGahan, and his term will expire at the 2025 annual meeting of stockholders;

●	our Class II director is Mr. Kounoupias, and his term will expire at the 2023 annual meeting of stockholders; and

●	our Class III director is Mr. Battles, and his term will expire at the 2024 annual meeting of stockholders.

As a result of the staggered Board, only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms. At any meeting of stockholders at which directors are to be elected, the number of directors elected may not exceed the greatest number of directors then in office in any class of directors. The members of each class will hold office until the annual meeting stated above when their term expires and until their successors are elected and qualified. At each succeeding annual meeting of the stockholders, the successors to the class of directors whose term expires at that meeting will be elected by plurality vote of all votes cast at such meeting to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election and until their successors are elected and qualified. Subject to the rights, if any, of the holders of any series of preferred stock to elect additional directors under circumstances specified in a preferred stock designation, directors may be elected by the stockholders only at an annual meeting of stockholders.

Independence of our Board and Executive Officer

Based on information provided by each director concerning his background, employment, and affiliations, our Board has determined that the Board meets independence standards under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. There are no family relationships among any of our directors and executive officer. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described under the heading “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

Board Committees

Our Board has two standing committees: an Audit Committee and a Compensation Committee. Each of the committees reports to the Board as it deems appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below. In the future, our Board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Audit Committee

All of the members of our Board serve as members of our Audit Committee. Mr. Battles is the chair of our Audit Committee. All members of the Audit Committee are “independent” in accordance with the Nasdaq Rules (as defined below) and rules of the U.S. Securities and Exchange Commission (the “SEC”) applicable to boards of directors in general and Audit Committee members in particular. The Board has determined that each member of the Audit Committee is “financially literate” within the meaning of the Nasdaq Rules because each member is able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement. In addition, the Board has determined that Mr. Battles qualifies as an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K, and therefore, also satisfies the “financial sophistication” requirement in accordance with Nasdaq Rule 5605(c)(2)(A). The Board reached its conclusion as to Mr. Battles’ qualifications based on, among other things, his background in financial services and accounting, and experience on the audit committees of public, private and investment companies.

The duties and responsibilities of the Audit Committee include:

●	those duties and responsibilities delegated to it by the Board, including overseeing our financial reporting policies, our internal controls, and our compliance with legal and regulatory requirements applicable to financial statements and accounting and financial reporting processes;

●	being directly responsible for the appointment, retention, replacement and oversight of our independent registered public accounting firm and reviewing and evaluating its qualifications, performance and independence;

●	pre-approving the audit and non-audit services and the payment of compensation to the independent registered public accounting firm;

●	reviewing reports from, and material written communications between, management and the independent registered public accounting firm, including with respect to issues as to the adequacy of the Company’s internal controls;

●	reviewing and approving any related person transaction that is required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated by the SEC and prior to our entering into such transaction;

●	reviewing and discussing with management and the independent registered public accounting firm our guidelines and policies with respect to risk assessment and risk management; and

●	reviewing the Audit Committee Charter and the Audit Committee’s performance at least annually.

With respect to our reporting and disclosure matters, the Audit Committee is also responsible for reviewing and discussing with the independent registered public accounting firm and management our annual audited financial statements and our quarterly financial statements prior to their inclusion in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q or other publicly disseminated materials in accordance with the applicable SEC rules and regulations.

Compensation Committee

The members of our Compensation Committee are Messrs. McGahan, Battles and Kounoupias. Mr. Kounoupias is the chair of our Compensation Committee. All members of the Compensation Committee are “independent” in accordance with the Nasdaq Rules and SEC rules applicable to boards of directors in general and compensation committees in particular. In addition, at least two members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.

The Compensation Committee is responsible for reviewing and overseeing our compensation policies and practices, and meets regularly throughout the year to review and discuss, among other items, our compensation philosophy, changes in compensation governance, and compliance rules and best practices. With respect to executive compensation, the Compensation Committee:

●	annually reviews and approves corporate goals and objectives relevant to the compensation of our CEO and other executive officers;

●	evaluates, as a committee or together with the other independent directors (as directed by the Board), the performance of our CEO and other executive officers in light of such corporate goals and objectives, as well as their individual achievements;

●	approves and recommends to our Board for approval of the compensation of our CEO and other executive officers based on this evaluation; and

●	periodically reviews and approves of all elements of our CEO’s and other executive officers’ compensation, including cash-based and equity-based awards and opportunities, as well as any employment agreements and severance agreements, change in control agreements and special or supplemental compensation and benefits.

Director Nominating Process

We do not currently have a nominating committee or any other committee serving a similar function. Director nominations are approved by a vote of a majority of our directors, each of whom is independent, as required under the Nasdaq rules and regulations. We believe that the current process in place functions effectively to select director nominees who will be valuable members of our Board of Directors.

We identify potential nominees to serve as directors through a variety of business contacts, including current executive officers, directors and stockholders. We may, to the extent they deem appropriate, retain a professional search firm and other advisors to identify potential nominees.

We believe that our Board as a whole should encompass a range of talent, skill, and expertise enabling it to provide sound guidance with respect to our operations and interests. Our independent directors evaluate all candidates to our Board by reviewing their biographical information and qualifications.

Code of Business Conduct and Ethics and Corporate Governance Guidelines

Corporate Governance Guidelines. To further our commitment to sound governance, our Board has adopted the Corporate Governance Guidelines to ensure that the necessary policies and procedures are in place to facilitate the Board’s review and make decisions with respect to the Company’s business operations that are independent from management. The Corporate Governance Guidelines set forth the practices regarding Board and committee composition, selection and performance evaluations; Board meetings; director qualifications and expectations, including with respect to continuing education obligations; and management succession planning, including for the CEO.

Code of Business Conduct and Ethics. We maintain a Code of Business Conduct and Ethics (the “Code of Conduct”) that is applicable to all of our directors, officers and employees, including our Chairperson, CEO and other members of management. The Code of Conduct sets forth standards of ethical business conduct, including conflicts of interest, compliance with applicable laws, rules and regulations, timely and truthful disclosure, protection and proper use of our assets and reporting mechanisms for illegal or unethical behavior. The Code of Conduct also satisfies the requirements for a code of ethics as defined by Item 406 of Regulation S-K promulgated by the SEC. If the Company ever were to amend or waive any provision of the Code of Conduct and that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above rather than by filing a Current Report on Form 8-K. Amendments to the Code of Conduct must be approved by our Board and will be promptly disclosed (other than technical, administrative or non-substantive changes) on our website. A copy of the Code of Conduct will be provided free of charge by making a written request and mailing it to our corporate headquarters offices to the attention of our Compliance Manager.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers, directors and persons who beneficially own more than 10% of a company’s common stock to file initial reports of ownership (Forms 3) and reports of changes in ownership (Forms 4 and 5) with the SEC. Based solely on our review of copies of such reports and on written representations from our executive officers and directors, we believe that none of our executive officers and directors complied with their Section 16(a) filing requirements during our fiscal year ended December 31, 2022 following the Operational Cessation.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for the executive officers of Lottery.com who were “named executive officers,” or NEOs for fiscal 2022. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the existing and currently planned programs summarized or referred to in this discussion.

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which, in general, require compensation disclosure for our principal executive officer and its two other most highly compensated executive officers, referred to herein as our NEOs.

Introduction

The primary objectives of our executive compensation programs are to attract and retain talented executives to effectively manage and lead our Company. Our NEOs for fiscal 2022 are:

●	Our former CEOs, Tony DiMatteo and Sohail S. Quraeshi; and

●	Our former executive officers, Edward Moffly, Ryan Dickinson and Matthew Clemenson.

Summary Compensation Table

The following table provides summary information concerning compensation of our named executive officers for services rendered to us during the years noted.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Tony DiMatteo	2022	269,231	227,740					496,971
Former CEO	2021	500,000	—	—	—	—	—	500,000
	2020	250,000	—	—	—	—	—	250,000
Sohail S. Quraeshi	2022	—	—	—	—	—	—	—
Former CEO
Edward Moffley	2022	—	—	—	—	—	—	—
Former CFO		—	—	—	—	—	—	—
Ryan Dickinson	2022	250,000	227,740	—				477,740
Former CFO and President	2021	500,000	—	34,504,435	—	—	—	35,004,453
	2020	250,000	—	—	—	—	—	250,000
Matthew Clemenson	2022	250,000	227,740	—	—	—	—	477,740
Former CRO

(1)	Amounts reflect the NEO’s base salary earned during the fiscal year presented.
(2)	Amount represents the aggregate grant date fair value of restricted share awards (“Restricted Shares”) made to the named executive officer computed in accordance with Financial Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“Topic 718”). As required by SEC rules, awards are reported in the year of grant. For more information, see “Narrative Disclosure to Summary Compensation Table — Supplemental Table” below.

Narrative Disclosure to Summary Compensation Table

Equity Awards

Fiscal 2021

On October 28, 2021, AutoLotto awarded 778,250 restricted shares of common stock (which were exchanged for 2,339,286 restricted shares of Common Stock (“Restricted Shares”) in connection with the Business Combination Closing) to Mr. Dickinson and 155,809 restricted shares of common stock (which were exchanged for 468,335 Restricted Shares in connection with the Business Combination Closing) to Ms. Lever, in each case, under the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (the “2015 Plan”) (together, such equity grants are referred to herein as the “Fiscal 2021 Equity Awards”).

The Fiscal 2021 Equity Awards rewarded Mr. Dickinson and Ms. Lever for their respective service to the Company during a critical period for the Company and as a result of their significant efforts in growing the Company’s business and preparing the Company to be a public company, as well as for completing the Business Combination during fiscal 2021. In particular, Mr. Dickinson joined the Company in June 2018, serving the Company for over three years, including through the Business Combination process, but had not previously received equity compensation for his services to the Company and previously had no equity in the Company. Ms. Lever joined the Company in March 2021, heading the Company’s legal function through the Business Combination process, without previously receiving any grant of equity for her services.

Vesting Terms

Mr. Dickinson’s Restricted Shares vest in full six months following the Business Combination Closing, or on April 29, 2022. In the event Mr. Dickinson’s Service terminates for any reason, all unvested Restricted Shares at the time of such termination will be forfeited.

With respect to Ms. Lever’s grant:

●	234,168 of Ms. Lever’s Restricted Shares are subject to time vesting, with 25% (or 58,542 Restricted Shares) vesting on October 28, 2022 (the one year anniversary of the Grant Date) and the remaining 75% vesting monthly over the subsequent 36 month period (with 4,878 Restricted Shares vesting each month).

●	234,167 of Ms. Lever’s Restricted Shares are subject to performance vesting, with 79,617 Restricted Shares (or 34%) vesting six months following the Business Combination Closing, or on April 29, 2022, and 154,550 of her Restricted Shares (or 66%) vesting based on stock price performance hurdles, with half of such shares vesting if the stock price equals or exceeds $14.50 for any 20 trading days in any 30 consecutive day trading period during the one year period following the Business Combination Closing and the other half vesting if the stock price equals or exceeds $16.00 for any 20 trading days in any 30 consecutive day trading period during the one year period following the Business Combination Closing. In the event that one or both closing price goals are not satisfied within 12 months following the Business Combination Closing, the remaining unvested performance-vested Restricted Shares will vest monthly over the 36 month period commencing with the 13 month anniversary of the Business Combination Closing, or on November 29, 2022.

In the event Ms. Lever’s service terminates for any reason, all unvested Restricted Shares at the time of such termination will be forfeited.

Fiscal 2022

There were no equity awards granted to our named executive officer during fiscal 2022.

Cash Compensation

Base Salary

Base salaries are generally set at levels deemed necessary to attract and retain our executives. We provide each named executive officer with a base salary for the services that the executive officer performs for us. This compensation component constitutes a stable element of compensation while other compensation elements may be variable. Base salaries are generally reviewed annually and may be increased based on any number of factors at the discretion of the Compensation Committee, including the individual performance of the named executive officer, company performance, any change in the executive’s position within our business, the scope of their responsibilities and market data. For fiscal 2022, the amounts earned by our named executive officers are shown in the Summary Compensation Table above.

Bonuses

In addition to base salaries, the named executive officers may receive discretionary annual bonuses, guaranteed and/or retention bonuses in the discretion of the Compensation Committee. Our NEOs did not earn any cash bonuses during fiscal 2020 or fiscal 2021; however, during fiscal 2022, the Compensation Committee in its discretion awarded one-time retention bonuses to each of Messrs. DiMatteo, Dickinson and Clemenson, who each received a cash award of $227,740. Such bonuses are being reported as fiscal 2022 compensation in the Summary Compensation Table above.

Retirement Benefits, and Termination and Change in Control Provisions at December 31, 2021 and 2020

There were no pension or retirement benefits pursuant to any existing plan provided or contributed to by the Company or any of its subsidiaries. In addition, there were no termination and change in control provisions in effect for our NEOs.

Outstanding Equity Awards at December 31, 2022

None of our named executive officers have any outstanding equity awards. Any outstanding equity awards were forfeited as of the date of their resignation or separation from the Company.

DIRECTOR COMPENSATION

In February 2022, our Board approved a Non-Employee Director Compensation Program generally providing for an annual cash fee of $62,000, an annual equity grant of restricted stock units with an award value of $65,000, and an initial equity grant of restricted stock units with an award value of $85,000. Notwithstanding this program adopted by our Board, no cash fees were paid to our directors during fiscal 2022 and all outstanding equity awards were forfeited in connection with director resignations from the Board.

The following table sets forth the total compensation paid to each of our non-employee directors for their service on the Board during fiscal 2022:

Name(1)	Fee Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Barney Battles(2)	—	—	—
Matthew McGahan(3)	—	—	—
Richard Kivel(4)	—	155,870	155,870
Lisa Borders(5)	—	155,870	155,870
Steven Cohen(5)	—	155,870	155,870
Joseph Kaminkow(6)	—	90,870	90,870
William Thompson (7)	—	155,870	155,870
Amer Rustom(8)	—	—	—
Vladimir Klechtchev(9)	—	—	—
Naila Chowdhury(10)	—	—	—

(1)	Represents all non-employee directors who served on our Board during fiscal 2022. All stock awards granted to our directors during fiscal 2021 were forfeited in connection with the director resignations from the Board noted below.
(2)	Mr. Battles was appointed to our Board on November 3, 2022. Mr. Battles did not receive compensation for his service on the Board during fiscal 2022.
(3)	Mr. McGahan was appointed to our Board on October 19, 2022. Mr. McGahan did not receive compensation for his service on the Board during fiscal 2022.
(4)	Mr. Kivel served on our Board until November 4, 2022.
(5)	Mr. Cohen and Ms. Borders served on our Board until September 2, 2022.
(6)	Mr. Kaminkow resigned from our Board on June 9, 2022.
(7)	Mr. Thompson served on our Board from March 10, 2022 to September 2, 2022.
(8)	Dr. Rustom served on our Board from September 12, 2022 to November 23, 2022. Dr. Rustom did not receive compensation for his service on the Board during fiscal 2022.
(9)	Mr. Klechtchev served on our Board from September 12, 2022 to October 19, 2022. Mr. Klechtchev did not receive compensation for his service on the Board during fiscal 2022.
(10)	Ms. Chowdhury served on our Board from November 3, 2022 to March 9, 2023. Ms. Chowdhury did not receive compensation for his service on the Board during fiscal 2022.

Compensation Committee Interlocks and Insider Participation

None of the individuals who served as a member of the Compensation Committee during fiscal 2022 is, or has ever been, an officer or employee of the Company or any of its subsidiaries, or has or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. In addition, during the last fiscal year, no executive officer of the Company served as a member of the board of directors or the compensation committee of any other entity that has or has had one or more executive officers serving on our Board or our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows information with respect to the beneficial ownership of our common stock as of June 15, 2023, for:

●	each person known to us to own beneficially 5% or more of our outstanding common stock;

●	each of our directors or director nominees;

●	each of our NEOs; and

●	all of our directors and executive officers as a group.

As of June 15, 2023, there were 50,794,707 shares of our common stock outstanding. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them:

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF COMMON STOCK OUTSTANDING
DIRECTORS, NAMED EXECUTIVE OFFICERS AND 5% STOCKHOLDERS(1)
Tony DiMatteo(2)	1,489,484	2.9%
Matt Clemenson(3)	6,289,487	12.4%
Ryan Dickinson	2,339,286	4.6%
Mark Gustavson	—	—
Barney Battles	—	—
Matthew McGahan	—	—
Nick Kounoupias	—	—
Suhail Quraeshi	—	—
Edward Moffly	—	—
Woodford Eurasia Assets Ltd.	10,118,257	19.9%
DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (FOUR PERSONS)	0	0%

(1)	The business address of each of these stockholders is c/o Lottery.com Inc., 20808 State Hwy 71 W, Unit B, Spicewood, TX 78669.
(2)	Interests shown are held by ALD Holdings Group, LLC (“ALD Holdings”). Mr. DiMatteo may be deemed to beneficially own the shares held by ALD Holdings.
(3)	Interests shown are held by MC Holdings, LLC (“MC Holdings”). Mr. Clemenson may be deemed to beneficially own the shares held by MC Holdings.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2022.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation plans approved by security holders(1)	—	—	13,130,368

(1)	Relates only to the Lottery.com 2021 Incentive Plan.

In connection with the Business Combination, the Board and stockholders approved the Lottery.com 2021 Incentive Plan, which enables the Company to grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other share based awards and cash awards to directors, employees, consultants and advisors to improve the ability of the Company to attract and retain key personnel upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Services Agreement with Master Goblin Games, LLC

In March 2020, the Company entered into a service agreement (as amended, the “Service Agreement”), with Master Goblin Games, LLC (“Master Goblin”), an entity that is wholly owned by our President and CFO, Ryan Dickinson. Master Goblin leases retail locations in certain U.S. jurisdictions from which it operates tabletop game retail stores and, ancillary to such retail operations, acts as sales agent or retailer licensed by the state lottery commission of such jurisdiction to sell lottery game tickets from such retail stores. The Company acquires lottery games as requested by users from Master Goblin on a non-exclusive basis in such jurisdictions.

Pursuant to the Service Agreement, Master Goblin is authorized and approved by the Company to incur up to $100,000 in initial expenses per location for the commencement of operations at each location, including, without limitation, tenant improvements, furniture, inventory, fixtures and equipment, security and lease deposits, and licensing and filing fees. Similarly, pursuant to the Service Agreement, during each month of operation, Master Goblin is authorized to submit to the Company for reimbursement on-going expenses of up to $5,000 per location for actually incurred lease expenses. The initial expenses are submitted by Master Goblin to the Company upon Master Goblin securing a lease, and leases are only secured by Master Goblin in any location upon request of the Company. On-going expenses are submitted by Master Goblin to the Company for reimbursement on a monthly basis, subject to offset. To the extent Master Goblin has a positive net income in any month, exclusive of the sale of lottery games, such net income reduces or eliminates such reimbursable expenses for that month. In addition, from time to time Master Goblin may incur certain additional reimbursable expenses for the benefit of the Company. The Company paid Master Goblin an aggregate of approximately $440,000 and $800,000, including expense reimbursements under the Service Agreement and additional reimbursable expenses, as of December 31, 2022 and 2021, respectively.

Investor Rights Agreement

Simultaneously with the closing of the Business Combination on October 29, 2021 (the “Business Combination Closing”), the Company entered into an investor rights agreement (the “Investor Rights Agreement”) with the initial stockholders of Trident Acquisition Corp. and certain stockholders of AutoLotto, including Lawrence Anthony DiMatteo III, our former chief executive officer, and Matthew Clemenson, our former chief revenue officer (collectively, the “Stockholder Parties”). Pursuant to the Investor Rights Agreement, such parties agreed to vote or cause to be voted all shares owned by them or take such other necessary action to ensure that (i) our Board was made up of at least five directors at Closing, (ii) one director nominated by the Initial Stockholders (the “Initial Stockholders Director”) and the remaining directors nominated by the AutoLotto stockholders (the “AutoLotto Directors”) would be elected to our initial Board, with the Initial Stockholders Director designated as a Class II director, and (iii) following the nomination of our initial Board, neither the Initial Stockholders nor the AutoLotto Stockholders shall have ongoing nomination rights, except that in the event that a vacancy is created on our Board at any time by the death, disability, resignation or removal of the Initial Stockholders Director or any AutoLotto Director during their initial term, then (x) the AutoLotto Stockholders, with respect to a vacancy created by the death, disability, resignation or removal of an AutoLotto Director, or (y) the Initial Stockholders, with respect to a vacancy created by the death, disability, resignation or removal of an Initial Stockholders Director, will be entitled to designate an individual to fill the vacancy. In addition, the Investor Rights Agreement provides that we will register for resale under the Securities Act, certain shares of Common Stock and other equity securities that are held by the parties thereto from time to time as well as other customary registration rights for the parties thereto. The Investor Rights Agreement was terminated in connection with the Woodford Loan Agreement.

Director Independence and Independence Determinations

The Board has established the Corporate Governance Guidelines to assist it in making independence determinations for each director of our Board. The Corporate Governance Guidelines define an “independent director” to align with the definition provided under the corporate governance requirements of the Nasdaq Stock Market LLC (collectively, the “Nasdaq Rules”). Under Nasdaq Rule 5605(a)(2), a director is not independent unless the Board affirmatively determines that they do not have a direct or indirect relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of the Company. Directors who serve on the Audit Committee and Compensation Committee are subject to the additional independence requirements under applicable SEC rules and Nasdaq Rules.

It is the policy of the Board to make affirmative independence determinations for all directors at least annually in connection with the preparation of the Company’s proxy statement. In making independence determinations, the Board will broadly consider all relevant facts and circumstances in addition to the requirements of Nasdaq Rule 5605(a)(2).

The Board undertook its annual review of director independence. As a result of this review, the Board affirmatively determined that Messrs. McGahan, Battles and Kounoupias are independent within the meaning of the Nasdaq Rules, including with respect to their respective committee service. The Board has determined that each member of the Audit Committee is “independent” for purposes of service on the Audit Committee in accordance with Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that each member of the Compensation Committee is “independent” for purposes of service on the Compensation Committee in accordance with Section 10C(a)(3) of the Exchange Act.

Item 14. Principal Accounting Fees and Services.

Audit Fees

On September 27, 2022, Armanino LLP (“Armanino”) resigned as the independent registered public accounting firm of the Company, effective immediately. On October 7, 2022, the Audit Committee approved the engagement of Yusufali & Associates, LLC (“Yusufali”) as the Company’s new independent registered public accounting firm, effective immediately, for the fiscal year ended December 31, 2022. The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2022 by Yusufali:

2022
Audit Fees(1)	$325,000
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total:	$325,000

(1)	Audit Fees represent the aggregate fees billed for professional services rendered for the audits of the annual financial statements and the Company’s internal control over financial reporting; for review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q filings; for the audits and reviews of certain of our subsidiaries; and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees represent the aggregate fees billed for assurance and other services related to the performance of the audit or review of our consolidated financial statements and that are not reported under paragraph (1) above. These services include due diligence related to mergers and acquisitions and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees represent the aggregate fees billed for international tax compliance, tax advice, and tax planning services.

(4)	All Other Fees represent fees billed for all other services.

Audit Committee Pre-Approval Procedures for Independent Registered Public Accounting Firm

The Audit Committee has sole authority to engage and determine the compensation of our independent registered public accounting firm. The Audit Committee also is directly responsible for evaluating the independent registered public accounting firm, reviewing and evaluating the lead partner of the independent registered public accounting firm and overseeing the work of the independent registered public accounting firm. In addition, and pursuant to its charter and the Company’s Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee annually reviews and pre-approves the audit services to be provided by Armanino LLP, and also reviews and pre-approves the engagement of Armanino LLP for the provision of other services during the year, including audit-related, tax and other permissible non-audit. For each proposed service, the Company’s management and the independent registered public accounting firm are required to jointly submit to the Audit Committee detailed supporting documentation at the time of approval to permit the Audit Committee to make a determination as to whether the provision of such services would impair the independent registered public accounting firm’s independence, and whether the fees for the services are appropriate.

Changes in Independent Registered Public Accounting Firm

Resignation of Armanino LLP

As previously disclosed in the Current Report on Form 8-K filed with the SEC on October 12, 2022 (the “October 12, 2022 Form 8-K”), the Audit Committee approved on October 7, 2022 the engagement of Yusufali as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022, effective on the same day. As previously disclosed in the Current Report on Form 8-K filed with the SEC on October 6, 2022 (the “October 6, 2022 Form 8-K”), Armanino resigned as the Company’s independent registered public accounting firm on September 27, 2022, effectively immediately.

As previously disclosed in the October 6, 2022 Form 8-K, Armanino’s report on the Company’s financial statements for the fiscal years ended December 31, 2021 and December 31, 2020 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. In addition, there were no disagreements between the Company and Armanino on accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Armanino, would have caused them to make reference to the disagreement in their report for such period, or any subsequent interim period preceding Armanino’s resignation. However, on July 20, 2022, the Company was advised by Armanino, its registered independent public accountant for the fiscal year ended December 31, 2021, that the audited financial statements for the year ended December 31, 2021, and the unaudited financial statements for the quarter ended March 31, 2022, should no longer be relied upon. Armanino advised and determined subsequent to the audit and review of such financial statements, respectively, that a Company subsidiary entered into a line of credit in January 2022 that was not disclosed in the footnotes to the December 31, 2021 financial statements and was not recorded in the March 31, 2022 financial statements.

As previously disclosed in the October 6, 2022 Form 8-K, during the Company’s two audited fiscal years ended December 31, 2021 and December 31, 2020, and the subsequent interim period through September 27, 2022, Armanino identified the following reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K: based on Armanino’s evaluation of the facts and circumstances pertaining to matters disclosed in the Company’s recent Form 8-K filings regarding the resignations of certain officers and directors, Armanino is unable to rely on the representations of management.

The Company provided Armanino with a copy of the foregoing disclosures and has requested that Armanino furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by the Company set forth above. A copy of Armanino’s letter, dated October 7, 2022, was filed as Exhibit 16.1 to the amendment to the October 12, 2022 Form 8-K.

Dismissal of Marcum LLP in connection with the Business Combination

As previously disclosed in the Current Report on Form 8-K filed with the SEC on November 15, 2021 (the “November 15, 2021 Form 8-K”), following the Business Combination Closing, the Audit Committee engaged Armanino LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021 and approved the dismissal of Marcum LLP as the Company’s independent registered public accounting firm on November 10, 2021, effective on the same day. Prior to the Business Combination, Marcum LLP served as TDAC’s independent registered public accounting firm and Armanino LLP served as AutoLotto’s independent registered public accounting firm.

The reports of Marcum LLP on the Company’s financial statements as of and for the two most recent audited fiscal years ended December 31, 2020 and December 31, 2019 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles.

During the Company’s two audited fiscal years ended December 31, 2020 and December 31, 2019, and the subsequent interim period through November 10, 2021, there were no disagreements between the Company and Marcum LLP on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum LLP, would have caused it to make reference to the subject matter of the disagreements in its reports on the Company’s financial statements for such years.

During the Company’s two audited fiscal years ended December 31, 2020 and December 31, 2019, and the subsequent interim period through November 10, 2021, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act).

The Company provided Marcum LLP with a copy of the foregoing disclosures and has requested that Marcum furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by the Company set forth above. A copy of Marcum’s letter, dated November 12, 2021, was filed as Exhibit 16.1 to the November 15, 2021 Form 8-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Report.

(2) Exhibits

The exhibits listed below are filed as part of this Report or incorporated herein by reference to the location indicated.

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of February 21, 2021, by and among Trident Acquisitions Corp., Trident Merger Sub II Corp., and AutoLotto, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on February 23, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Lottery.com Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
3.2	Amended and Restated Bylaws of Lottery.com Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
4.1	Warrant Agreement, dated as of May 29, 2018, between TDAC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on June 4, 2018).
4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.1	Letter Agreement among Trident Acquisitions Corp., Trident Acquisitions Corp.’s officers, directors and stockholders (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-223655) filed by Lottery.com with the SEC on May 21, 2018).
10.2	Stock Escrow Agreement between Trident Acquisitions Corp., Continental Stock Transfer & Trust Company and the initial stockholders of Trident Acquisitions Corp (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on June 4, 2018).
10.3	Services Agreement, dated as of March 10, 2020, by and between AutoLotto, Inc. and Master Goblin Games LLC (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.4	Amendment No. 1 to Services Agreement, dated as of June 28, 2021, by and between AutoLotto, Inc. and Master Goblin Games LLC (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.5	Investor Rights Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.12 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.6	Initial Stockholder Forfeiture Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.7#	Employment Agreement, dated as of February 21, 2021, by and between Lawrence Anthony DiMatteo III and AutoLotto, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.8#	Employment Agreement, dated as of February 21, 2021, by and between Matthew Clemenson and AutoLotto, Inc. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.9#	Amendment to Employment Agreement, dated March 23, 2022, by and between Matthew Clemenson and Lottery.com (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.10#	Employment Agreement, dated as of February 21, 2021, by and between Ryan Dickinson and AutoLotto, Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.11#	Amendment to Employment Agreement, dated March 23, 2022, by and between Ryan Dickinson and Lottery.com (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.12#	Employment Agreement, dated as of March 19, 2021, by and between Kathryn Lever and AutoLotto, Inc. (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.13#	Amendment to Employment Agreement, dated as of March 28, 2022, by and between Kathryn Lever and Lottery.com Inc. (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.14#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.15#	AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).

10.16#	Form of Restricted Stock Award Agreement under the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.17#	Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.18#	Form of Option Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.19#	Form of Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.20#	Form of Director Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.21#	Resignation and Release Agreement, dated July 22, 2022, by and between Lottery.com and Lawrence Anthony DiMatteo III (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on July 22, 2022).
10.22#	Consulting Agreement by and between AutoLotto, Inc. dba Lottery.com and Simpexe, LLC, specifically Harry Dhaliwal, dated July 1, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on July 6, 2022).
10.23+	Master Affiliate Agreement, dated as of October 2, 2021 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 16, 2022).
10.24	Loan Agreement (Deed), dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as lender (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K/A filed by Lottery.com with the SEC on May 10, 2023).
10.25	Loan Agreement Deed, Debenture Deed and Securitization, dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as security holder (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K/A filed by Lottery.com with the SEC on May 10, 2023).
10.26	Business Loan Agreement dated January 4, 2022, between Autolotto, Inc. and The Provident Bank (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 22, 2023).
10.27	$30,000,000 Promissory Note dated January 4, 2022, between Autolotto, Inc. and The Provident Bank (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 22, 2023).
10.28*	Amendment and Restatement Agreement in respect of Loan Agreement (Deed) dated 7 December 2022, between Lottery.com and Woodford Eurasia Assets Ltd.
16.1	Letter from Marcum LLP to the SEC, dated November 12, 2021 (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 15, 2021).
16.2	Letter from Armanino LLP to the SEC, dated October 7, 2022 (incorporated by reference to Exhibit 16.1 of Amendment No. 1 to the Current Report on Form 8-K filed by Lottery.com with the SEC on October 12, 2022.
21.1*	List of Subsidiaries of Lottery.com Inc. (incorporated by reference to Exhibit 21.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.

†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTTERY.COM INC.

Date: June 15, 2023	By:	/s/ Mark Gustavson
	Name:	Mark Gustavson
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial/Accounting Officer)

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

Name	Title	Date
/s/ Mark Gustavson	Chief Executive Officer	June 15, 2023
Mark Gustavson	(Principal Executive Officer and Principal Financial/Accounting Officer)

/s/ Matthew McGahan	Chairman of the Board	June 15, 2023
Matthew McGahan

/s/ Barney Battles	Director	June 15, 2023
Barney Battles

/s/ Nick Kounoupias	Director	June 15, 2023
Nick Kounoupias

