Form 10-Q
period 2023-03-31
Lottery.com Inc.
filed 2023-06-16
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(737) 309-4500

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

As of June 15, 2023, 50,925,271 shares of common stock, par value $0.001 per share were issued and outstanding.

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

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) and in this Report, as such factors may be updated in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), as well as the following:

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

iv

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

1

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
ASSETS

Current assets:
Cash	$40,914	$102,766
Restricted cash	-	-
Accounts receivable	146,857	208,647
Prepaid expenses	19,403,955	19,409,323
Other current assets	742,134	718,550
Total current assets	20,333,860	20,439,286

Notes receivable	2,000,000	2,000,000
Investments	250,000	250,000
Goodwill	19,590,758	19,590,758
Intangible assets, net	22,601,410	23,982,445
Property and equipment, net	84,408	108,078
Other long term assets	12,884,686	13,009,686
Total assets	$77,745,122	$79,380,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$7,613,984	$7,607,633
Deferred revenue	437,500	464,286
Notes payable - current	4,776,692	3,755,676
Accrued interest	484,172	484,172
Accrued and other expenses	5,075,083	4,626,973
Other liabilities	625,028	625,028
Total current liabilities	19,012,459	17,563,768

Long-term liabilities:
Convertible debt, net - non current	-	-
Other long term liabilities	-	-
Total long-term liabilities		-
Commitments and contingencies (Note 13)	-	-
Total liabilities	19,012,459	17,563,768

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 50,540,906 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	50,540	50,540
Additional paid-in capital	267,907,707	267,549,357
Accumulated other comprehensive loss	(110,473)	3,622
Accumulated deficit	(211,447,647)	(208,187,210)
Total Lottery.com Inc. stockholders’ equity	56,400,127	59,416,309
Noncontrolling interest	2,332,536	2,400,176
Total Equity	58,732,663	61,816,485

Total liabilities and stockholders’ equity	$77,745,122	$79,380,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Revenue	$620,229	$3,630,692
Cost of revenue	35,147	2,384,742
Gross profit	585,082	1,245,950

Operating expenses:
Personnel costs	1,257,434	24,402,866
Professional fees	739,928	3,137,950
General and administrative	337,328	3,012,177
Depreciation and amortization	1,405,480	1,373,925
Total operating expenses	3,740,170	31,926,918
Loss from operations	(3,155,088)	(30,680,968)

Other expenses
Interest expense	23	3,981
Reserve loss of prepaid advertising credits	-	-
Other expense	58,871	4,189,144
Total other expenses, net	58,894	4,193,125

Net loss before income tax	(3,213,982)	(34,874,093)
Income tax expense (benefit)	-	23,364
Net loss	(3,213,982)	(34,897,457)

Other comprehensive loss
Foreign currency translation adjustment, net	(114,095)	(1,064)
Comprehensive loss	(3,328,077)	(34,898,521)

Net income attributable to noncontrolling interest	67,640	147,557
Net loss attributable to Lottery.com Inc.	$(3,260,437)	$(34,750,964)

Net loss per common share
Basic and diluted	$(0.06)	$(0.69)

Weighted average common shares outstanding
Basic and diluted	50,444,493	50,376,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2021	50,256,317	$50,256	$239,358,644	$(148,188,138)	$(655)	$91,220,107	$2,780,092	$94,000,199
Issuance of common stock upon stock option exercise	60,116	60	(60)	-	-	-	-	-
Issuance of common stock for legal settlement	60,000	60	241,680	-	-	241,740	-	241,740
Stock based compensation	-	-	20,880,655	-	-	20,880,655	-	20,880,655
Other comprehensive loss	-	-	-	-	(1,064)	(1,064)	-	(1,064)
Comprehensive loss	-	-	-	(34,750,964)	-	(34,750,964)	(147,557)	(34,898,521)
Balance as of March 31, 2022	50,376,433	$50,376	$260,480,919	$(182,939,102)	$(1,719)	$77,590,474	$2,632,535	$80,223,008

Balance as of December 31, 2022	50,540,906	50,540	267,549,357	(208,187,210)	3,622	59,416,309	2,400,176	61,816,485
Stock based compensation			358,349			358,349		358,349
Other comprehensive loss					(114,095)	(114,095)		(114,095)
Comprehensive loss				(3,260,437)	-	(3,260,437)	(67,640)	(3,328,077)
Balance as of March 31, 2023	50,540,906	$50,540	$267,907,707	$(211,447,647)	$(110,473)	$56,400,126	$2,332,536	$58,732,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	$(3,260,437)	$(34,750,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interest	(67,640)	(147,557)
Depreciation and amortization	1,405,601	249,052
Stock-based compensation expense	358,349	20,880,655
Issuance of debt to pay expenses	-	241,740

Changes in assets & liabilities:
Accounts receivable	61,790	(1,360,423)
Prepaid expenses	5,368	1,053,609
Notes Receivable	-	(2,000,000)
Commitments and contingencies		30,000,000
Other current assets	(23,584)	(15,717)
Trade payables	6,351	1,385,709
Deferred revenue	(26,786)	(617,692)
Accrued interest	-	4,021
Accrued and other expenses	448,110	56,939
Other long term assets	125,000	(13,009,686)
Other long term liabilities	-	353
Net cash provided by operating activities	(967,878)	1,970,039

Cash flow from investing activities
Purchases of property and equipment	(896)	(18,305)
Purchases of intangible assets	-
Investment in subsidiary, net	-
Net cash used in investing activities	(896)	(18,305)

Cash flow from financing activities
Payments on notes payable	1,021,016	-
Payments on notes payable - related parties	-	(294,001)
Net cash provided by financing activities	1,021,016	(294,001)
Effect of exchange rate changes on cash	(114,095)	(1,064)
Net change in net cash and restricted cash	(61,853)	1,656,669
Cash and restricted cash at beginning of period	102,766	32,638,970
Cash and restricted cash at end of period	$40,913	$34,295,639

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$23	3,981
Taxes paid in cash	$-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023

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

The Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $211 million and a working capital of approximately $1.3 million at March 31, 2023. For the three months ended March 31, 2023, the Company sustained a net loss of $3.2 million. The Company had loss from operations of $3.2 million for the three months ended March 31, 2023.

The Company has historically funded its activities almost exclusively from debt and equity financing. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt. Although Management believes that it will be able to continue to raise funds by sale of its securities to provide the additional cash needed to meet the Company’s obligations as they become due beginning with a loan agreement the Company entered into with Woodford Eurasia Assets, Ltd. (“Woodford”) on December 7, 2022 (see Note 8. Notes Payable), the Plans for Recommencement of Company Operations require substantial funds to implement and there is no assurance that the Company will be able to continue raising the required capital.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements depends on its ability to execute its business plan, increase revenues, and reduce expenditures. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We will require additional financing to continue to execute on our business plan. However, there can be no assurances that we will be successful in raising the additional capital necessary to continue operations and execute on our business plan.

3. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for fair presentation. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The condensed consolidated balance sheet as of March 31, 2023 has been derived from our unaudited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on June 15, 2023 (the “Annual Report”).

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

Significant customers are those which represent more than 10% of our revenues for each period presented, or our accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue for the
	Three Months Ended March 31,
Customer	2023	2022
Customer A	23%	-87.7%
Customer B	10%	-%
Customer C	-%	-%
Customer D	-%	-%

The customers above had no outstanding receivables as of March 31, 2023 and 2022.

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

Cash

As of March 31, 2023 and December 31, 2022, cash and cash equivalents were composed of cash deposits. Certain deposits with some banks exceeded federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of March 31, 2023 and December 31, 2022.

Accounts Receivable

Through the various merchant providers used by us, we pre-authorize forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and we do not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, or its customers, in the normal course of business. We accrue 100 percent of all expenses associated with LotteryLink prior to issuing accounts payable to a Master Affiliate or receiving associated payments. We estimate our bad debt exposure each period and record a bad debt provision for accounts receivable we believe may not be collected in full. The Company had an allowance for uncollectible receivables of $84,520 as of March 31, 2023 and December 31, 2022.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of March 31, 2023, the Company excluded 209,114 stock options, 468,335 restricted awards, 488,296 warrants, 5,000,000 earn out shares and 1,750,000 unit purchase options respectively in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.

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

Pursuant to the terms of the Business Combination Agreement, the holders of issued and outstanding shares of AutoLotto prior to the Closing (the “Sellers”) were entitled to receive up to 6,000,000 additional shares of Common Stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “TDAC Founders”) were also entitled to receive up to 4,000,000 additional shares of Common Stock (the “TDAC Founder Earnout Shares” and, together with the Seller Earnout Shares, the “Earnout Shares”). One of the earnout criteria had not been met by the December 31, 2021 deadline, thus no earnout shares were granted specific to that criteria. As of March 31, 2023, none of the Seller Earnout Shares and TDAC Founder Earnout Shares were still eligible to be earned.

5. Property and Equipment, net

Property and equipment, net as of March 31, 2023 and December 31, 2022, consisted of the following:

	March 31,	December 31,
	2023	2022

Computers and equipment	$125,095	$124,199
Furniture and fixtures	16,898	16,898
Software	2,026,200	2,026,200
Property and equipment	2,168,193	2,167,297
Accumulated depreciation	(2,083,785)	(2,059,219)
Property and equipment, net	$84,408	$108,078

Depreciation expense was $24,556 for the three months ended March 31, 2023, and was $38,291 for the three months ended March 31, 2022.

6. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	March 31, 2023				December 31, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,350,000	$(837,635)	$512,365	$1,350,000	$(781,385)	$568,615
Trade name	6 years	2,550,000	(748,472)	1,801,528	2,550,000	(642,222)	1,907,778
Technology	6 years	3,050,000	(1,564,861)	1,485,139	3,050,000	(1,437,778)	1,612,222
Software agreements	6 years	14,450,000	(6,674,444)	7,775,556	14,450,000	(5,968,611)	8,481,389
Gaming license	6 years	4,020,000	(1,172,500)	2,847,500	4,020,000	(1,005,000)	3,015,000
Internally developed software	2 - 10 years	2,904,423	(452,768)	2,451,655	2,904,423	(350,232)	2,554,191
Domain name	15 years	6,935,000	(1,207,333)	5,727,667	6,935,000	(1,091,750)	5,843,250
		$35,259,423	$(12,658,013)	$22,601,410	$35,259,423	$(11,276,978)	$23,982,445

Amortization expense with respect to intangible assets for the three months ended March 31, 2023 and 2022 totaled $1,381,035 and $1,335,634, respectively, which is included in depreciation and amortization in the Statements of Operations.

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
Remainder of 2023	$3,983,580
2024	4,876,562
2025	4,556,562
2026	2,570,332
2027	1,178,167
Thereafter	5,436,207
$22,601,410

The Company had software development costs of $476,850 related to projects not placed in service as of March 31, 2023 and December 31, 2022, respectively, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

7. Notes Receivable

On March 22, 2022, the Company entered into a three year secured promissory note agreement with a principal amount of $2,000,000. The note bears simple interest at the rate of approximately 3.1% annually, due upon maturity of the note. The note is secured by all assets, accounts, and tangible and intangible property of the borrower and can be prepaid any time prior to its maturity date. As of March 31, 2023, the entire $2,000,000 in principal was outstanding and the Company had $32,614 in accrued interest.

This note was received in consideration for a portion of the development work that the Company performed for the borrower who intends to use the Company’s technology to launch its own online game in a jurisdiction outside the U.S., where the Company is unlikely to operate.

8. Notes Payable and Convertible Debt

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties verbally agreed to extend the maturity of the notes to December 31, 2022. The Company cannot prepay the loan without consent from the noteholders. As of March 31, 2023, there have been no Qualified Financing events that trigger conversion. As of March 31, 2023, the remaining outstanding balance of $771,500 is no longer convertible and has been reclassified to Notes Payable as per the agreement. Accrued interest on the notes payable was $138,822 at March 31, 2023. These Notes Payable are in default.

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

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 9,764,511 shares of Lottery.com common stock. As of March 31, 2023, the remaining outstanding balance of $185,095 is no longer convertible and has been reclassified to notes payable (See Note 3). Accrued interest on this note as of March 31, 2023 was $53,643.

Woodford Funding

The Company received funding that became available through Woodford Eurasia Assets, Ltd. (“Woodford”), which entered into a Loan agreement with the Company on December 7, 2022. Pursuant to the Loan Agreement, Woodford agreed to fund up to $2.5 million, subject to certain conditions and requirements, of which approximately $1.6 million has been received to date. The parties may also mutually agree to increase the amount of the funding to $52.5 million (i.e., an additional $50 million). Amounts borrowed accrue interest at the rate of 12% per annum (22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan. Amounts borrowed can be repaid at any time without penalty.

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

We also agreed to grant warrants to Woodford to purchase 15% of the 50,925,271 issued and outstanding shares of the company’s common stock, with an exercise price equal to the average of the Nasdaq Official Closing Price for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to an exercise price of $0.28 per share. In the event we fail to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount (i.e., will equal $0.21 per share).

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments were deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of March 31, 2023 and December 31, 2022, the balance of the loan was $150,000. As of March 31, 2023, the accrued interest on this note was $4,123.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at variable rates, are unsecured, and the parties verbally agreed the notes will be due upon a qualifying financing event. As of March 31, 2023 and December 31, 2022 the balance of the loans totaled $13,000.

Notes payable

On August 28, 2018, in connection with the purchase of the entire membership interest of TinBu, the Company entered into several notes payable totaling $12,674,635 with the sellers of the TinBu and a broker involved in the transaction. The notes had an initial interest rate of 0%, and original maturity date of January 25, 2022. The notes payable were modified during 2021 to extend the maturity to June 30, 2022 and modified the interest rate to include simple interest of 4.1% per annum effective October 1, 2021. Each of the amendments were evaluated and determined to be loan modifications and accounted for accordingly. As of March 31, 2023 and December 31, 2022, the balance of the notes was $2,336,081, respectively. These notes payable are in default.

9. Stockholders’ Equity

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of March 31, 2023, there were no shares of preferred stock issued and outstanding.

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

As of March 31, 2023 and December 31, 2022, 50,540,906 shares of common stock, respectively, were outstanding. During the three months ended March 31, 2023, the Company did not issue any additional shares of common stock.

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

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (years)

Outstanding at December 31, 2022	488,296	$1.52	3.6
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at March 31, 2023	488,296	1.52	3.3

Exercisable at March 31, 2023	488,296	$1.52	3.3

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

The Company did not issue any other warrants during the three months ended March 31, 2023 or the year ended December 31, 2022. All outstanding warrants are fully vested and have a weighted average remaining contractual life of 3.6 years. The Company incurred expenses related to outstanding warrants of $0 and $194,695 for the three months ended March 31, 2023 and 2022, respectively.

Beneficial Conversion Feature – Convertible Debt

As detailed in Note 8 – Notes Payable and Convertible Debt, the Company has issued two series of convertible debt. Both issuances resulted in the recognition of the beneficial conversion features contained within both of the instruments. The Company recognized the proceeds allocable to the beneficial conversion feature of $8,480,697 as additional paid in capital and a corresponding debt discount of $2,795,000. This additional paid in capital is reflected in the condensed consolidated Statements of Equity for the three months ended March 31, 2023 and the year ended December 31, 2022.

Earnout Shares

As detailed in Note 3 – as part of the TDAC Combination which occurred in October of 2021 a total of 5,000,000 Earnout Shares were eligible for issuance until December 31, 2022. Conditions required for earning those shares were not met. As a result no Earnout Shares are eligible for issuance as of March 31, 2023.

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

Stock Options

As of March 31, 2023, there were 209,114 stock options outstanding. The Company did not issue any new stock options during the three months ended March 31, 2023.

There was no stock-based compensation expense related to the employee options for the three months ended March 31, 2023 and 2022.

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

For the three months ended March 31, 2023, the Company recognized $358,349 of stock compensation expense related to the employee restricted stock grants. As of March 31, 2023, unrecognized stock-based compensation associated with the restricted stock awards is $4,061,294 which will be expensed over the next 2.83 years.

The Company had restricted stock activity summarized as follows:

Weighted
Average
	Number of	Grant
	Shares	Fair Value
To Outstanding at December 31, 2022	3,832,431	$14.75
Granted	-	-
Vested	-	-
Forfeited/canceled	-	-
Restricted shares unvested at March 31, 2023	3,832,431	$14.75

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

12. Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with members of its Board of Directors, Officers, business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2023 and December 31, 2022.

Digital Securities

In 2018, the Company commenced an offering (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of net sweepstakes revenue of a wholly-owned entity of the Company, LDC Crypto Universal Public Company Limited (“LDC”); in February 2022, LTRY WinTogether, Inc. (“LTRY WinTogether”), a wholly-owned subsidiary of the Company assumed the obligations and liabilities of LDC, including, without limitation, with respect to the Digital Securities. The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of any other subsidiary of the Company or of the Company nor do they otherwise hold any rights that a holder of equity securities of LTRY WinTogether or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net sweepstakes revenue. If the net sweepstakes revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any sweepstakes of LTRY WinTogether for such period. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. No additional obligations related to the holders of outstanding Digital Securities were incurred during the year ended December 31, 2022. The Company has not satisfied the outstanding obligation for 2021 as of March 31, 2023.

The Company leases office space in Spicewood, Texas (the “Spicewood Lease”), under an agreement which expires January 21, 2024. For the three months ended March 31, 2023 and 2022, the Company’s total rent expense for the Spicewood Lease was approximately $20,000 and $109,608, respectively.

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

Litigation and Other Loss Contingencies

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

Restricted Cash and Letter of Credit

In the first quarter of 2022, the Company entered an agreement with a lending institution whereby the company pledged $30,000,000 as security for a line of credit. Under that agreement, $30,000,000 of company cash became restricted and remained restricted until the fourth quarter of 2022 when the bank took the $30,000,000 from the Company and extinguished the debt related to the line of credit. This was presented on the company’s Balance Sheet as a Contingent Liability from March 31, 2022 until the obligation was satisfied in October of 2022.

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

During the year ended December 31, 2020, the Company entered into borrowing arrangements with the individual founders to provide operating cash flow for the Company. The Company paid $4,700 during the year ended December 31, 2020 and has an outstanding balance for these loans at March 31, 2023 of $13,000.

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

Pursuant to the Service Agreement, Master Goblin is authorized and approved by the Company to incur up to $100,000 in initial expenses per location for the commencement of operations at each location, including, without limitation, tenant improvements, furniture, inventory, fixtures and equipment, security and lease deposits, and licensing and filing fees. Similarly, pursuant to the Service Agreement, during each month of operation, Master Goblin is authorized to submit to the Company for reimbursement on-going expenses of up to $5,000 per location for actually incurred lease expenses. The initial expenses are submitted by Master Goblin to the Company upon Master Goblin securing a lease, and leases are only secured by Master Goblin in any location upon request of the Company. On-going expenses are submitted by Master Goblin to the Company for reimbursement on a monthly basis, subject to offset, and are recorded by the Company as an expense. To the extent Master Goblin has a positive net income in any month, exclusive of the sale of lottery games, such net income reduces or eliminates such reimbursable expenses for that month. In addition, from time to time Master Goblin may incur certain additional reimbursable expenses for the benefit of the Company. The Company paid Master Goblin an aggregate of approximately $440,000 and $800,000, including expense reimbursements under the Service Agreement and additional reimbursable expenses, during the years ended December 31, 2022 and 2021, respectively. In January of 2023, the company paid $53,000 to Master Goblin Games and the parties mutually agreed to terminate the business relationship.

14. Subsequent Events

On April 22, 2023, the Company signed an exclusive affiliate agreement with International Gaming Alliance (IGA), to supply official Texas lottery tickets in the Dominican Republic.

On April 25, 2023, the Company recommenced its ticket sales operations through its Texas retail network.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the related notes appearing elsewhere in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those expressed or implied in such forward- looking statements as a result of various factors, including those set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included herein and the sections entitled “Risk Factors” included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”).

Overview

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

The following day, on July 29, 2022, the Company effectively ceased operations (the “Operational Cessation”), when it furloughed the majority of its employees and generally suspended its lottery game sales. The Company’s remaining employees were limited to the heads of the product, information technology and human resources teams as well as the entire legal and compliance team. Within one week, several additional employees were recalled from furlough. All non-furloughed employees were retained, at the discretion of the Company’s then Chief Operating Officer and Chief Legal Officer, to provide the minimal business functions needed to address the Company’s legal and compliance issues and to secure necessary funding to resume the Company’s operations. Less than half of these non-furloughed employees remain active in the efforts to restore Company operations and as of March 31, 2023, approximately $1.86 million in outstanding payroll obligations remain unpaid.

On September 27, 2022, Armanino resigned as the independent registered public accounting firm of the Company, effective immediately.

On October 7, 2022, the Audit Committee approved the engagement of Yusufali & Associates, LLC, (“Yusufali”) as the Company’s new independent registered public accounting firm.

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core businesses (as described in more detail under “—Plans for Recommencement of Company Operations” below), completing the restatement of the Company’s audited financial statements for the year ended December 31, 2021 (which was included in Amendment No. 1 to the Annual Report on Form 10-K/A, filed by the Company with the SEC on May 10, 2023 (the “Amended Annual Report”)) and the unaudited financial statements for the quarter ended March 31, 2022 (which was included in Amendment No. 1 to the Quarterly Report on Form 10-Q/A, filed by the Company with the SEC on May 15, 2023), and preparing and filing its other delinquent periodic reports, including this Report.

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

In accordance with the terms of the Business Loan, upon entering into the agreement, $30,000,000 in a separate account with Provident was pledged as security for the amount outstanding under the loan (“Collateral Security”). The $30,000,000 Collateral Security became restricted and remained restricted until October 12, 2022, when AutoLotto defaulted on its obligations under the Business Loan and Provident foreclosed on the $30,000,000 of Collateral Security. The Collateral Security, which was in the form of restricted cash, was presented as a contingent liability on the Company’s balance sheet from March 31, 2022 until the obligation was satisfied in October of 2022. See Note 4 to our consolidated financial statements for additional information. Interest expense paid to Provident Bank in connection with the line of credit for January through the end of July of 2022 was $412,500. Interest totaling $167,000 for August 1 until the foreclosure occurred in mid October is owed to the bank and has been accrued in the company’s financial statements.

Loan Agreement with Woodford

On December 7, 2022, the Company entered into a loan agreement (the “Loan Agreement”) with Woodford Eurasia Assets, Ltd. (“Woodford”), pursuant to which Woodford agreed to provide the Company with up to $2.5 million, subject to certain conditions and requirements, of which approximately $1.6 million has been received to date and $900 thousand is currently available pursuant to the terms of the Loan Agreement. The parties may also mutually agree to increase the amount of the loan to $52.5 million (i.e., an additional $50 million). Amounts borrowed accrue interest at the rate of 12% per annum (or 22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan. Amounts borrowed can be repaid at any time without penalty.

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

	Three months ended March 31, 2023			Three months ended March 31, 2022
Transactions per user		n/a		12.58
Tickets per transaction		n/a		3.68
Gross revenue per transaction	$	n/a		$8.75
Gross profit per transaction	$	n/a		$1.30
Gross margin per transaction		n/a	%	14.9%

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and March 31, 2022, respectively.

	For the three months Ended March 31,
	2022	2021	$ Change	% Change

Revenue	$620,229	$3,630,692	(3,010,463)	-83%
Cost of revenue	35,147	2,384,742	(2,349,595)	-99%
Gross profit	585,082	1,245,950	(660,868)	-53%

Operating expenses:
Personnel costs	1,257,434	24,402,866	(23,145,432)	-95%
Professional fees	739,928	3,137,950	(2,398,022)	-76%
General and administrative	337,328	3,012,177	(2,674,849)	-89%
Depreciation and amortization	1,405,480	1,373,925	31,555	2%
Total operating expenses	3,740,170	31,926,918	(28,186,748)	-88%
Loss from operations	(3,155,088)	$(30,680,968)	27,525,880	-90%

Other expenses
Interest expense	23	3,981	(3,958)	-99%
Other expense	58,871	4,189,144	(4,130,273)	-99%
Total other expenses, net	58,894	4,193,125	(4,134,231)	-99%

Net loss before income tax	$(3,213,982)	$(34,874,093)	31,660,111	-91%
Income tax expense (benefit)	-	23,364	(23,364)	100%
Net loss	(3,213,982)	(34,897,457)	31,683,475	-91%

Revenue.

Revenue. Revenue for the three months ended March 31, 2023 was $620,000, a decrease of $3.0 million, or 83%, compared to revenue of $3.6 million for the three months ended March 31, 2022. The decrease of approximately $1.2 million in lottery related revenue was due to the Cessation of Operations. In addition, $1.8 million of project related revenue from business partners in the three months ended March 31, 2022 did not reoccur in Q1 of 2023.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the three months ended March 31, 2023 was $35,000, a decrease of $2.35 million, or 99%, compared to cost of revenue of $2.38 million for the three months ended March 31, 2022. The decrease in the cost of revenue was driven by the decrease in the number of lottery games sold in the first quarter of 2023 domestically due to the Cessation of Operations. Cost of revenue in Q1 2023 was essentially all for operations of our subsidiary in Mexico.

Gross Profit. Gross profit for the three months ended March 31, 2023 was $585,000 compared to $1,246,000 for the three months ended March 31, 2022, a decrease of $661,000, or 53%. This decrease was primarily due to the decrease in revenue because project related revenue from business partners in 2022, which had higher margins, was not recurring in 2023.

Operating Costs and Expenses.

	For the three months Ended March 31,
	2022	2021	$ Change	% Change

Operating expenses:
Personnel costs	1,257,434	24,402,866	(23,145,432)	-95%
Professional fees	739,928	3,137,950	(2,398,022)	-76%
General and administrative	337,328	3,012,177	(2,674,849)	-89%
Depreciation and amortization	1,405,480	1,373,925	31,555	2%
Total operating expenses	3,740,170	31,926,918	(28,186,748)	-88%
Loss from operations	(3,155,088)	$(30,680,968)	27,525,880	-90%

Operating expenses for the three months ended March 31, 2023 were $3.7 million, a decrease of $28.2 million, or 88%, compared to $31.9 million for the three months ended March 31, 2022. The reduction was primarily driven by a decrease of $23.1 million in personnel costs accompanied by decreases in professional fees by $2.4 million and general and administrative expenses of $2.7 million. Reasons for these decreases are described below.

Personnel Costs. Personnel costs decreased by $24.1 million from $24.4 million for the three months ended March 31, 2022, to $1.3 million for the three months ended March 31, 2023. The increase was due primarily to a decrease of $20.7 million in stock compensation expense related to equity grants that were valued at the share price soon after the Business Combination combined with reductions to headcount and compensation in relation to the furlough.

Professional Fees. Professional fees decreased by $2.4 million, or 76%, from $3.1 million for the three months ended March 31, 2022 to $740 thousand for the three months ended March 31, 2023. The decrease was primarily due to lower accounting and legal fees and costs for investor relations and compliance in 2023 as a result of the Cessation of Operations.

General and Administrative. General and administrative expenses decreased $2.7 million, or 89%, from $3.0 million for the three months ended March 31, 2022 to $300 thousand for the three months ended March 31, 2023. Expenses for marketing and software development were significantly lower in 2023.

Depreciation and Amortization. Depreciation and amortization increased $31,555, or 2%, from $1.37 million for the three months ended March 31, 2022 to $1.41 million for the three months ended March 31, 2023. The increase was primarily driven by the amortization of intangibles placed in service mid 2022 which were not amortized during the first quarter of 2022.

Other (Income) Expense, Net.

	For the three months Ended March 31,
	2022	2021	$ Change	% Change

Other expenses
Interest expense	23	3,981	(3,958)	-99%
Other expense	58,871	4,189,144	(4,130,273)	-99%
Total other expenses, net	58,894	4,193,125	(4,134,231)	-99%

Interest Expense. We had minimal interest expenses for the three months ended March 31, 2023 and March 31, 2022.

Other Expense. We had approximately $60,000 in other expense for the three months ended March 31, 2023 as compared to other expense of approximately $4.2 million for the three months ended March 31, 2022. The primary component of the expense for 2022 was a non recurring expense recorded in connection with a discount to reflect an asset that will be repaid to the company over time.

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

Following the Operational Cessation, our primary need for liquidity has been to fund the restart of our business operations, re-hire employees and pay our expenses. As of the date of this Amended Report, our sole source of liquidity is the funds provided to us under the Loan Agreement with Woodford, of which $900 thousand remains available to us under such agreement. We expect that the most likely source of such future funding presently available to us is through additional borrowings under the Loan Agreement or through the issuance of equity or debt securities. If Woodford does not advance us amounts owed under the Loan Agreement or we are otherwise not able to secure the necessary capital to restart our operations, hire new employees, and obtain funding sufficient to support and restart our operations, we may be forced to permanently cease our operations, sell off our assets and operations, and/or seek bankruptcy protection, which could cause the value of our securities to become worthless.

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

Immediately prior to the Closing, approximately $60.0 million of convertible debt was converted into equity of AutoLotto. As of March 31, 2023, we had $1.6 million of convertible debt outstanding in connection with the loan from Woodford.

See “Recent Developments— Loan Agreement with Woodford” above for additional information on the terms of the Loan Agreement.

Cash Flows Rob to replace with nfo avbout Cash Flows for 3 months ended March 31 2023 and 2022

Net cash used in operating activities was $968,000 for the three months ended March 31, 2023, compared to net cash provided by operating activities of $1.97 million for the three months ended March 31, 2022. Factors affecting changes in operating cash flows were decreased revenue from operations combined with increased expenses for professional fees, personnel costs, and sales and marketing activities in 2022 as compared to 2021.

Net cash used in investing activities during the three months ended March 31, 2023 was $1 thousand, compared to $18 thousand for the prior year. The decrease was primarily the result of lower purchases of property and equipment in the three months ended March 31, 2023.

Net cash provided by financing activities was $1 million for the three months ended March 31, 2023, compared to net cash used of $300 thousand for the three months ended March 31, 2022. The change is primarily due to funding received from the Woodford Group in Q1 of 2023.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report and the notes to the audited financial statements appearing elsewhere in the Annual Report. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in our 2021 Annual Report. In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This guidance requires recognition of most lease liabilities on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations, as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2021, and for interim periods within annual periods after December 15, 2022. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. We are currently evaluating the impact that this guidance will have on our financial statements as well as the expected adoption method. The adoption of this standard will not have a material impact on our financial statements.

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

The issues with accounting and reporting controls which were identified and described in Amendment No. 1 to the Company’s Annual Report on Form 10K/A for the year ended December 31, 2021 (”the Amended 2021 Annual Report”) which was filed on May 10, 2023 and the Form 10Q/A for March 31, 2022, filed on May 15, 2023 continued until the new management team for the company began addressing them in the fall of 2022. Efforts to strengthen and improve internal controls over accounting and financial reporting are ongoing.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our condensed consolidated financial statements included in our Amended Annual Report, our management identified material weaknesses in our internal control over financial reporting as of December 31, 2021 relating to deficiencies in the design and operation of the procedures relating to the closing of our financial statements. These include: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions, (ii) the fact that our policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively; (iii) our inability to complete the timely closing of financial books at the quarter and fiscal year end, and (iv) incomplete segregation of duties in certain types of transactions and processes.

Specifically, management did not design and maintain sufficient procedures and controls related to revenue recognition including those related to ensuring accuracy of revenue recognized from non-routine transactions such as the sales of LotteryLink Credits, which resulted in an overstatement of revenue of approximately $52.1 million during the year ended December 31, 2021, which required a restatement of our previously issued financial statements for the year ended December 31, 2021 contained in the Amended Annual Report and restatement of the previously issued report on the financial statements for March 31, 2022 on Form 10-Q/A.

We have begun to implement remediation steps to improve our internal control over financial reporting and to remediate the identified material weaknesses, including (i) adding personnel with sufficient accounting knowledge; (ii) adopting a more rigorous period-end review process for financial reporting; (iii) adopting improved period close processes and accounting processes, and (iv) clearly defining and documenting the segregation of duties for certain transactions and processes. Management has expanded and will continue to enhance our system of identifying transactions and evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We intend to continue take steps to remediate the material weaknesses described above and further continue re-assessing the design of controls, the testing of controls and modifying processes designed to improve our internal control over financial reporting. The Company plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The implementation of our remediation will be ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: June 16, 2023

