Form 10-Q
period 2023-06-30
Lottery.com Inc.
filed 2023-08-22
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	LTRY	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock, each at an exercise price of $230.00	LTRYW	The Nasdaq Stock Market LLC

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

As of August 21, 2023, 2,546,264 shares of common stock, par value $0.001 per share were issued and outstanding.

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

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) and in this Report, as such factors may be updated in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), as well as the following:

●	The findings of the previously disclosed Internal Investigation (as defined herein) and other matters have exposed us to a number of legal proceedings, investigations and inquiries, resulted in significant legal and other expenses, required significant time and attention from our senior management, among other adverse impacts.

●	We and certain of our former officers are, and in the future, we or our officers and directors may become, the subject of legal proceedings, investigations and inquiries by governmental agencies with respect to the findings of the Internal Investigation and other matters, which could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.

●	We have been named as a defendant in a number of lawsuits filed by purchasers of our securities, including class action lawsuits that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

●	Matters relating to or arising from the restatement and the Internal Investigation, including adverse publicity and potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

●	In July 2022, we furloughed the majority of our employees and suspended our lottery game sales operations after determining that we did not have sufficient financial resources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As a result, we may not be able to continue as a going concern.

●	We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

ii

●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

●	The circumstances that led to the failure to file our annual report and quarterly reports on time, and our efforts to investigate, assess and remediate those matters have caused and may continue to cause substantial delays in our SEC filings.

●	Our inability to compete with other forms of entertainment for consumers’ discretionary time and income.

●	Economic downturns, inflation, geopolitical and political and market conditions beyond our control.

●	Negative events or media coverage relating to our business, our management and directors, the lottery, lottery games or online gaming or betting.

●	Our inability to attract and retain users, including as a result of failing to appear in Internet search engine results.

●	Our continued ability to use domain names to promote and increase the value of our brand.

●	Scrutiny by stakeholders with respect to responsible gaming and ethical conduct.

●	Our ability to achieve profitability and growth in the newly-developed market for online lottery games.

●	Our inability to profitably expand into new markets or capitalize on new gaming and lottery industry trends and changes, such as by developing successful new product offerings.

●	The effectiveness of our marketing efforts in developing and maintaining our brand and reputation.

●	Failure to offer high-quality user support.

●	Adverse impacts to user relationships resulting from disruptions to our information technology.

●	The vulnerability of our information systems to cyberattacks and disruptions caused with respect thereto, including an inability to securely maintain personal and other proprietary user information.

●	Our inability to adapt to changes or updates in the Internet, mobile or personal devices, or new technology platforms or network infrastructures.

●	The exposure of our online infrastructure to risks relating to new and untested distributed ledger technology.

●	Our inability to comply with complex, ever-changing and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming and lottery industries.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or software component products for our gaming platforms, product offerings and the processing of user payments and withdrawals.

●	Our inability to maintain successful relationships and/or agreements with lottery organizations and other third-party marketing or service provider affiliates.

iii

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations required for the operation of our business.

●	The effectiveness of our transition and compliance with the regulatory and other requirements of being a newly public company.

●	We are currently not in compliance with the continued listing standards of Nasdaq and may not be able to regain compliance with Nasdaq’s continued listing standards in the future.

●	Limited liquidity and trading of our securities.

●	Woodford and/or UCIL may not loan us the amounts they agreed to under their Loan Agreement.

●	Our obligations under the Woodford Loan Agreement (as defined herein) are secured by a first priority security interest in substantially all of our assets and if we were to default, they could force us to curtail or abandon our business plans and operations.

●	The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford and UCIL (as defined herein) under the Loan Agreements may depress the market price of our common stock and cause substantial dilution

●	We currently owe a significant amount of money under our Loan Agreements, which we may not be able to repay.

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

iv

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

1

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
ASSETS

Current assets:
Cash	$54,359	$102,766
Restricted cash	-	-
Accounts receivable	169,482	208,647
Prepaid expenses	19,392,165	19,409,323
Other current assets	760,180	718,550
Total current assets	20,376,186	20,439,286

Notes receivable	2,000,000	2,000,000
Investments	250,000	250,000
Goodwill	19,590,758	19,590,758
Intangible assets, net	21,220,422	23,982,445
Property and equipment, net	73,583	108,078
Other long term assets	12,884,686	13,009,686
Total assets	$76,395,635	$79,380,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$7,794,292	$7,607,633
Deferred revenue	410,714	464,286
Notes payable - current	4,431,582	3,755,676
Accrued interest	483,644	484,172
Accrued and other expenses	7,266,377	4,626,973
Other liabilities	1,242,584	625,028
Total current liabilities	21,629,193	17,563,768

Long-term liabilities:
Convertible debt, net - non current	-	-
Other long term liabilities	-	-
Total long-term liabilities	-	-
Commitments and contingencies (Note 13)	-	-
Total liabilities	21,629,193	17,563,768

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 2,527,045 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,527	2,527
Additional paid-in capital	268,314,069	267,597,370
Accumulated other comprehensive loss	(144,729)	3,622
Accumulated deficit	(215,665,735)	(208,187,210)
Total Lottery.com Inc. stockholders’ equity	52,506,132	59,416,309
Noncontrolling interest	2,260,310	2,400,176
Total Equity	54,766,442	61,816,485

Total liabilities and stockholders’ equity	$76,395,635	$79,380,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$655,344	$1,885,171	$1,275,573	$5,515,863
Cost of revenue	95,683	1,577,239	130,830	3,961,981
Gross profit	559,661	307,932	1,144,743	1,553,882

Operating expenses:
Personnel costs	1,306,007	9,512,356	2,563,441	33,915,222
Professional fees	1,112,310	1,219,509	1,852,238	4,357,459
General and administrative	964,502	3,904,421	1,301,830	6,939,962
Depreciation and amortization	1,392,158	1,297,394	2,797,638	2,671,319
Total operating expenses	4,774,977	15,933,680	8,515,147	47,883,962
Income (loss) from operations	(4,215,316)	$(15,625,748)	(7,370,404)	$(46,330,080)

Other expenses
Interest (income) expense	41,142	71,045	41,165	75,026
Other (income) expense	(399)	(247,851)	58,472	3,941,293
Total other expenses (income), net	40,743	(176,806)	99,637	4,016,319

Net loss before income tax	$(4,256,059)	$(15,448,942)	$(7,470,041)	$(50,346,399)
Income tax expense (benefit)	-	-	-	-
Net loss	(4,256,059)	(15,448,942)	(7,470,041)	(50,346,399)

Other comprehensive loss
Foreign currency translation adjustment, net	(34,256)	(10,001)	(148,351)	(11,065)
Comprehensive loss	(4,290,315)	(15,458,943)	(7,618,392)	(50,357,464)

Net income attributable to noncontrolling interest	72,227	102,520	139,867	250,777
Net loss attributable to Lottery.com Inc.	(4,218,088)	(15,356,423)	(7,478,525)	(50,107,387)

Net loss per common share
Basic and diluted	$(1.67)	$(6.09)	$(2.97)	$(19.90)

Weighted average common shares outstanding
Basic and diluted	2,518,822	2,520,649	2,518,822	2,517,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2023 and 2022

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2021	50,256,317	$50,256	$239,358,644	$-148,188,138	$-655	$91,220,107	$2,780,092	$94,000,199
Issuance of common stock upon stock option exercise	60,116	60	-60	-	-	-	-	-
Issuance of common stock for legal settlement	60,000	60	241,680	-	-	241,740	-	241,740
Stock based compensation	-	-	20,880,655	-	-	20,880,655	-	20,880,655
Other comprehensive loss	-	-	-	-	-1,064	-1,064	-	-1,064
Net loss	-	-	-	-34,750,964	-	-34,750,964	-147,557	-34,898,521
Balance as of March 31, 2022	50,376,433	$50,376	$260,480,919	$-182,939,102	$-1,719	$77,590,474	$2,632,535	$80,223,008
Stock based compensation	164,473	164	6,710,089	-	-	6,710,253	-	6,710,253
Other comprehensive loss	-	-	-	-	-10,001	-10,001	-	-10,001
Net loss	-	-	-	-15,356,423	-	-15,356,423	-102,520	-15,458,943
Balance as of June 30, 2022	50,540,906	$50,540	$267,191,008	$-198,295,525	$-11,720	$68,934,303	$2,530,015	$71,464,317

Balance as of December 31, 2022	50,540,906	50,540	267,549,357	-208,187,210	3,622	59,416,309	2,400,176	61,816,485
Stock based compensation	-	-	358,349	-	-	358,349	-	358,349
Other comprehensive loss	-	-	-	-	-114,095	-114,095	-	-114,095
Net loss	-	-	-	-3,260,437	-	-3,260,437	-67,640	-3,328,077
Balance as of March 31, 2023	50,540,906	$50,540	$267,907,706	$-211,447,647	$-110,473	$56,400,126	$2,332,536	$58,732,662
Stock based compensation	-	-	358,350	-	-	358,350	-	358,350
Other comprehensive loss	-	-	-	-	-34,256	-34,256	-	-34,256
Net loss	-	-	-	-4,218,088	-	-4,218,088	-72,226	-4,290,314
Balance as of June 30, 2023	50,540,906	$50,540	$268,266,056	$-215,665,735	$-144,729	$52,506,132	$2,260,310	$54,766,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,478,525)	$(50,107,387)
Adjustments to reconcile net income to net cash used in operating activities:
Loss Attributable to noncontrolling interest	(139,866)	(250,077)
Depreciation and amortization	2,796,518	2,707,239
Issuance of common stock for legal settlement	-	241,740
Stock based compensation	716,699	27,590,908
Changes in assets and liabilities:
Accounts receivable	39,165	(122,883)
Prepaid expenses	17,158	2,269,527
Other current assets	(41,630)	(33,247)
Other long-term assets	125,000	(13,009,686)
Note receivable	-	(2,000,000)
Trade payables	186,659	3,722,305
Accounts payable and accrued expenses	2,639,404	(1,152,940)
Deferred revenue	(53,572)	(644,478)
Other liabilities	616,556	-
Accrued interest	(528)	189,116
Other long term liabilities	-	353
Commitments and contingencies	-	30,000,000
Net cash (used in) provided by operating activities	(575,962)	(599,509)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(18,305)
Purchase of intangibles	-	(1,161,673)
Net cash used in investing activities	-	(1,179,978)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	675,906	-
Payments on notes payable - related parties	-	(479,096)
Principal payments on debt	-	-
Net cash (used in) provided by financing activities	675,906	(479,096)
Net effect of exchange rate changes on Cash	(148,351)	(11,065)
NET CHANGE IN NET CASH AND RESTRICTED CASH	(48,407)	(2,269,648)
CASH AND RESTRICTED CASH - BEGINNING OF YEAR	102,766	32,638,970
CASH AND RESTRICTED CASH - END OF PERIOD	$54,359	$30,369,321
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2023

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

We have been a provider of lottery products and services and our business has been and continues to be subject to regulation in each jurisdiction in which we offer the B2C Platform, or a commercial partner offers users access to lottery games through the B2B API. In addition, we must also comply with the requirements of federal and other domestic and foreign regulatory bodies and governmental authorities in jurisdictions in which we operate or with authority over our business. Our business is also subject to multiple other domestic and international laws, including those relating to the transmission of information, privacy, security, data retention, and other consumer focused laws, and, as such, may be impacted by changes in the interpretation of such laws.

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

On July 28, 2022, the Board of Directors determined that the Company did not currently have sufficient financial resources to fund its operations or pay certain existing obligations, including its payroll and related obligations and effectively ceased its operations furloughing certain employees effective July 29, 2022 (the “Operational Cessation”). Subsequently, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain aspects of its core business (the “Plans for Recommencement of Company Operations”).

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

On April 25, 2023, as part of the Plans for Recommencement of Company Operations, the Company resumed its ticket sales operations to support an affiliate partner through its Texas retail network.

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

The Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $216 million and a working capital of approximately negative $1.3 million at June 30, 2023. For the three months ended June 30, 2023, the Company sustained a net loss of $4.2 million. The Company had loss from operations of $4.2 million for the three months ended June 30, 2023.

The Company has historically funded its activities almost exclusively from debt and equity financing. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt. Although Management believes that it will be able to continue to raise funds by sale of its securities to provide the additional cash needed to meet the Company’s obligations through borrowings under the Woodford Loan Agreement and/or the UCIL Loan Agreement (see Note 8. Notes Payable  ), the Plans for Recommencement of Company Operations require substantial funds to implement and there is no assurance that the Company will be able to continue raising the required capital.

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

3. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for fair presentation. The operating results for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The condensed consolidated balance sheet as of June 30, 2023 has been derived from our unaudited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on June 15, 2023 (the “Annual Report”).

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

Significant customers are those which represent more than 10% of our revenues for each period presented, or our accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue for the
	Six Months Ended June 30,
Customer	2023	2022
Customer A	100%	24%
Customer B	-%	8%
Customer C	-%	-%
Customer D	-%	-%

The customers above had no outstanding receivables as of June 30, 2023 and 2022.

Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions to determine the reported amounts of assets, liabilities, revenue and expenses. Although management believes these estimates are reasonable, actual results could differ from these estimates. We evaluate our estimates on an ongoing basis and prepare our estimates on the basis of historical experience using assumptions we believe to be reasonable under the circumstances.

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

Cash

As of June 30, 2023 and December 31, 2022, cash and cash equivalents were comprised of cash deposits. Certain deposits with some banks exceeded federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of June 30, 2023 and December 31, 2022.

Accounts Receivable

Through the various merchant providers used by us, we pre-authorize forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and we do not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, or its customers, in the normal course of business. We estimate our bad debt exposure each period and record a bad debt provision for accounts receivable we believe may not be collected in full. The Company had an allowance for uncollectible receivables of $84,520 as of June 30, 2023 and December 31, 2022.

Prepaid Expenses

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with a third party to provide advertising services and issued equity instruments as compensation for the advertising services. The Company expenses the service as it is performed. The value of the services provided was used to value these contracts. The current portion of prepaid expenses is included in current assets on the condensed consolidated balance sheets.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of June 30, 2023, the Company excluded 10,456 stock options, 23,417 restricted awards, 24,415 warrants, 100,000 earn out shares and 87,500 unit purchase options respectively in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred .

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

The Business Combination closing was a triggering event for the Series B convertible notes, of which $63.8 million was converted into 162,426 shares of AutoLotto that were then converted into 488,226 shares of Lottery.com common stock using the Exchange Ratio.

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

Pursuant to the terms of the Business Combination Agreement, the holders of issued and outstanding shares of AutoLotto prior to the Closing (the “Sellers”) were entitled to receive up to 300,000 additional shares of common stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “TDAC Founders”) were also entitled to receive up to 200,000 additional shares of common stock (the “TDAC Founder Earnout Shares” and, together with the Seller Earnout Shares, the “Earnout Shares”). None of the earnout criteria had not been met by the December 31, 2021 and 2022 deadlines set forth in the Business Combination Agreement, thus no Seller Earnout Shares or TDAC Founder Earnout Shares were granted. As of June 30, 2023, none of the Seller Earnout Shares and TDAC Founder Earnout Shares were still eligible to be earned.

5. Property and Equipment, net

Property and equipment, net as of June 30, 2023 and December 31, 2022, consisted of the following:

	June 30,	December 31,
	2023	2022

Computers and equipment	$125,555	$124,199
Furniture and fixtures	16,898	16,898
Software	2,026,200	2,026,200
Property and equipment	2,168,653	2,167,297
Accumulated depreciation	(2,095,070)	(2,059,219)
Property and equipment, net	$73,583	$108,078

Depreciation expense was $11,825 for the three months ended June 30, 2023, and was $36,277 for the three months ended June 30, 2022.

6. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	June 30, 2023				December 31, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,350,000	$(893,836)	$456,164	$1,350,000	$(781,385)	$568,615
Trade name	6 years	2,550,000	(854,723)	1,695,277	2,550,000	(642,222)	1,907,778
Technology	6 years	3,050,000	(1,691,944)	1,358,056	3,050,000	(1,437,778)	1,612,222
Software agreements	6 years	14,450,000	(7,380,278)	7,069,722	14,450,000	(5,968,611)	8,481,389
Gaming license	6 years	4,020,000	(1,340,000)	2,680,000	4,020,000	(1,005,000)	3,015,000
Internally developed software	2 - 10 years	2,904,423	(555,304)	2,349,119	2,904,423	(350,232)	2,554,191
Domain name	15 years	6,935,000	(1,322,916)	5,612,084	6,935,000	(1,091,750)	5,843,250
		$35,259,423	$(14,039,001)	$21,220,422	$35,259,423	$(11,276,978)	$23,982,445

Amortization expense with respect to intangible assets for the three months ended June 30, 2023 and 2022 totaled $1,381,536 and $1,209,465, respectively, and for the six months ended June 30, 2023 and 2022 totaled $2,762,571 and $2,664,928, respectively, which is included in depreciation and amortization in the Statements of Operations.

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31 ,	Amount
Remainder of 2023	$2,647,946
2024	4,876,562
2025	4,556,562
2026	2,570,332
2027	1,178,167
Thereafter	5,390,853
$21,220,422

The Company had software development costs of $476,850 related to projects not placed in service as of June 30, 2023 and December 31, 2022, respectively, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

7. Notes Receivable

On March 22, 2022, the Company entered into a three year secured promissory note agreement with a principal amount of $2,000,000. The note bears simple interest at the rate of approximately 3.1% annually, due upon maturity of the note. The note is secured by all assets, accounts, and tangible and intangible property of the borrower and can be prepaid any time prior to its maturity date. As of June 30, 2023, the entire $2,000,000 in principal was outstanding.

This note was received in consideration for a portion of the development work that the Company performed for the borrower who had intended to use the Company’s technology to launch its own online game in a jurisdiction outside the U.S., where the Company is unlikely to operate.

8. Notes Payable and Convertible Debt

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties verbally agreed to extend the maturity of the notes to December 31, 2022. The Company cannot prepay the loans without consent from the noteholders. As of June 30, 2023, there have been no Qualified Financing events that trigger conversion. As of June 30, 2023, the remaining outstanding balance of $771,500 is no longer convertible and has been reclassified to Notes Payable as per the agreement. Accrued interest on the notes payable was $138,822 at June 30, 2023. These Notes Payable are in default .

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

During the year ended December 31, 2021, the Company entered into multiple Convertible Promissory Note agreements with unaffiliated investors for an aggregate amount of $38,893,733. The notes bear interest at 8% per year, are unsecured, and are due and payable on dates ranging from December 2021 to December 2022. The Company cannot prepay the loans without consent from the noteholders. As of December 31, 2021, the Series B Convertible Notes had a balance of $0.

During the year ended December 31, 2021, the Company entered into amendments with six of the Series B promissory noteholders to increase the principal value of the notes. The additional principal associated with the amendments totaled $3,552,114. The amendments were accounted for as a debt extinguishment, whereby the old debt was derecognized and the new debt was recorded at fair value. The Company recorded loss on extinguishment of $71,812 as a result of the amendment which is included in “Other expenses” on the condensed consolidated statements of operations and comprehensive loss .

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 488,226 shares of Lottery.com common stock. As of June 30, 2023, the remaining outstanding balance of $185,095 is no longer convertible and has been reclassified to notes payable (See Note 3). Accrued interest on this note as of June 30, 2023 was $57,334.

Woodford Funding

The Company received funding that became available through Woodford Eurasia Assets, Ltd. (“Woodford”), which entered into a loan agreement with the Company on December 7, 2022 (the “Woodford Loan Agreement”). Pursuant to the Woodford Loan Agreement, Woodford agreed to fund up to $2.5 million, subject to certain conditions and requirements, of which approximately $976,000 has been received to date. The parties may also mutually agree to increase the amount of the funding to $52.5 million (i.e., an additional $50 million). Amounts borrowed accrue interest at the rate of 12% per annum (22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan. Amounts borrowed can be repaid at any time without penalty.

Amounts borrowed pursuant to the Woodford Loan Agreement are convertible into the Company’s common stock, beginning 60 days after the first loan date, at the option of the lender, at the rate of 80% of the lowest publicly available price per share of Company common stock within 10 business days of the date of the agreement (which was equal to $0.28 per share), subject to a 4.99% beneficial ownership limitation and a separate limitation preventing the holder from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining shareholder approval for such issuance.

Conditions to the loan included the resignation of four of the then members of the Board of Directors (Lisa Borders, Steven M. Cohen, Lawrence Anthony DiMatteo and William Thompson, all of which persons subsequently resigned from the Board of Directors), and the appointment of two new directors (who have been appointed). Subsequent loans under the Woodford Loan Agreement also require our compliance with all listing requirements, unless waived by Woodford. The Woodford Loan Agreement also allows Woodford to nominate another director to the Board of Directors, in the event any independent member of the Board of Directors resigns.

Proceeds of the loans can only be used by us for restarting our operations, and for general corporate purposes agreed to by Woodford.

The Woodford Loan Agreement includes confidentiality obligations, representations, warranties, covenants, and events of default, which are customary for a transaction of this size and nature. Included in the Woodford Loan Agreement are covenants prohibiting us from (a) making any loan in excess of $1 million or obtaining any loan in amount exceeding $1 million without the consent of Woodford, which may not be unreasonably withheld; (b) selling more than $1 million in assets; (c) maintaining less than enough assets to perform our obligations under the Woodford Loan Agreement; (d) encumbering any assets, except in the normal course of business, and not in an amount to exceed $1 million; (e) amending or restating our governing documents; (f) declaring or paying any dividend; (g) issuing any shares which negatively affects Woodford; and (h) repurchasing any shares.

We also agreed to grant warrants to Woodford to purchase 15% of the 2,546,264 issued and outstanding shares of the company’s common stock, with an exercise price equal to the average of the Nasdaq Official Closing Price for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to an exercise price of $5.60 per share. In the event we fail to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount (i.e., will equal $4.20 per share).

As discussed in more detail in Note 14. Subsequent Events, on July 26, 2023, the Company entered into a credit facility (the “UCIL Credit Facility”), which is represented by a loan agreement, which was initially entered into on July 26, 2023 and was amended and restated on August 8, 2023 (as amended and restated, the “UCIL Loan Agreement”), with United Capital Investments London Limited (“UCIL”), an entity in which each of Matthew McGahan, the Company’s interim Chief Executive Officer and Chair of the Company’s Board, and Barney Battles, a member of the Board, have a direct or indirect interest. The decision by the Company to enter into the UCIL Loan Agreement follows an acknowledgment by the Company that it had not received the requisite funding on a timely basis that it expected from Woodford, despite the Company making several requests to Woodford for said funding under the Woodford Loan Agreement. Moreover, the Board of Directors determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement with UCIL, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued, and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the Woodford Loan Agreement. Given the uncertainty of the continued financing under the Woodford Loan Agreement, the Board of Directors sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments were deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of June 30, 2023 and December 31, 2022, the balance of the loan was $150,000. As of June 30, 2023, the accrued interest on this note was $4,497.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at variable rates, are unsecured, and the parties verbally agreed the notes will be due upon a qualifying financing event. As of June 30, 2023 and December 31, 2022 the balance of the loans totaled $13,000.

Notes payable

On August 28, 2018, in connection with the purchase of the entire membership interest of TinBu, the Company entered into several notes payable totaling $12,674,635 with the sellers of the TinBu and a broker involved in the transaction. The notes had an initial interest rate of 0%, and original maturity date of January 25, 2022. The notes payable were modified during 2021 to extend the maturity to June 30, 2022 and the interest rate was modified to include simple interest of 4.1% per annum effective October 1, 2021. Each of the amendments were evaluated and determined to be loan modifications and accounted for accordingly. As of June 30, 2023 and December 31, 2022, the balance of the notes was $2,336,081, respectively. These notes payable are in default .

9. Stockholders’ Equity

Reverse Split

On August 9, 2023, the Company amended its Charter to implement, effective at 5:30 p.m., Eastern time, a 1-for-20 Reverse Stock Split. At the effective time of the Reverse Stock Split, every 20 shares of common stock either issued and outstanding or held as treasury stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of common stock as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. In addition, as a result of the Reverse Stock Split, proportionate adjustments will be made to the number of shares of common stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders on August 7, 2023 and was subsequently approved by the Board of Directors on August 7, 2023.

The effects of the Reverse Stock Split have been reflected in this Quarterly Report on Form 10-Q for all periods presented.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our Board of Directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of June 30, 2023, there were no shares of preferred stock issued and outstanding.

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

As of June 30, 2023 and December 31, 2022, 2,527,045 shares  of common stock, respectively, were outstanding. During the three months ended June 30, 2023, the Company did not issue any additional shares of common stock.

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

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.20 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $320.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. These warrants cannot be net cash settled by the Company in any event.

After giving effect to the Business Combination, there were 1,006,250 warrants to purchase shares of Common stock outstanding, 1,006,250 of which are Public Warrants and two of which were previously granted warrants of AutoLotto, which are now warrants of Lottery.com and are exercisable to purchase an aggregate of 19,784 shares of common stock.

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (years)

Outstanding at December 31, 2022	24,415	$30.40	3.6
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at June 30, 2023	24,415	30.40	3.3

Exercisable at June 30, 2023	24,415	$30.40	3.3

Private Warrants

Private warrants of TDAC issued before the business combination were forfeited and did not transfer to the surviving entity.

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 87,500 Units exercisable at $240.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of the Business Combination. The 87,500 Units represents the right to purchase 87,500 shares of common stock and 87,500 warrants to purchase 87,500 shares of common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expired on May 29, 2023. The Units issuable upon exercise of this option are identical to those offered by Lottery.com. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Business Combination resulting in a charge directly to stockholders’ equity. As of June 30, 2023, the 87,500 Units are no longer exercisable or outstanding.

Common Stock Warrants

On February 15, 2022, the Company issued warrants to purchase an aggregate 4,631 shares of the Company’s common stock at an exercise price of $151.20 per share. The warrants were valued at $194,695 using a Black-Scholes pricing model.

The Company has classified the warrants as having Level 2 inputs, and used the Black-Scholes option-pricing model to value the warrants. The fair value at the issuance dates for the above warrants was based upon the following management assumptions:

Issuance dates
Risk-free interest rate	1.80%
Expected dividend yield	0%
Expected volatility	113.17%
Term	3 years
Fair value of common stock	$3.75

The Company did not issue any other warrants during the six months ended June 30, 2023 or the year ended December 31, 2022. All outstanding warrants are fully vested and have a weighted average remaining contractual life of 3.6 years. The Company incurred expenses related to outstanding warrants of $0 and $194,695 for the six months ended June 30, 2023 and 2022, respectively.

Beneficial Conversion Feature – Convertible Debt

As detailed in Note 8 – Notes Payable and Convertible Debt, the Company has issued two series of convertible debt. Both issuances resulted in the recognition of the beneficial conversion features contained within both of the instruments. The Company recognized the proceeds allocable to the beneficial conversion feature of $8,480,697 as additional paid in capital and a corresponding debt discount of $2,795,000. This additional paid in capital is reflected in the condensed consolidated Statements of Equity for the three months ended June 30, 2023 and the year ended December 31, 2022.

Earnout Shares

As detailed in Note 3 – as part of the TDAC Combination which occurred in October of 2021 a total of 5,000,000 Earnout Shares were eligible for issuance, subject to the occurrence of certain conditions, until December 31, 2022. Conditions required for earning those shares were not met. As a result no Earnout Shares were eligible for issuance as of June 30, 2023.

10. Stock-based Compensation Expense

2015 Stock Option Plan

Prior to the Closing, AutoLotto had the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (the “2015 Plan”) in place. Under the 2015 Plan, incentive stock options could be granted at a price not less than fair market value of the AutoLotto common stock (the “AutoLotto Common Stock”). If the AutoLotto common stock was at the time of grant listed on any stock exchange, then such fair market value would be the closing selling price per share of AutoLotto common stock on the date in question on such stock exchange, as such price is officially quoted in the composite tape of transactions on such stock exchange and published in The Wall Street Journal. If there was no closing selling price for the common stock on the date in question, then the fair market value would be the closing selling price on the last preceding date for which such quotation exists. If the common stock is at the time not listed on any Stock Exchange, then the fair market value would be determined by the Board of Directors or the Committee acting in its capacity as administrator of the Plan after taking into account such factors as the Plan Administrator shall deem appropriate. The maximum number of shares of common stock that could have been issued over the term of the Plan could not exceed Twenty Two Thousand Five Hundred (22,500). Options are exercisable over periods not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of voting stock) from the date of grant. Shares of AutoLotto common stock issued under the 2015 Plan could, in the discretion of the Plan Administrator, be fully and immediately vested upon issuance or vest in one or more installments over the Participant’s period of service or upon attainment of specified performance objectives. The Plan Administrator could not impose a vesting schedule upon any option grant or the shares of common stock subject to that option which is more restrictive than twenty percent (20%) per year vesting, with the initial vesting to occur not later than one (1) year after the option grant date. However, such limitation shall not be applicable to any option grants made to individuals who are officers of the Corporation, non-employee Board members or independent consultants.

2021 Equity Incentive Plan

In connection with the Business Combination, our Board of Directors adopted, and our stockholders approved, the Lottery.com 2021 Incentive Plan (the “2021 Plan”) under which 656,518 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 by a number of shares of Company common stock equal to five percent of the total outstanding shares of Company common stock on the last day of the prior calendar year. The maximum number of incentive stock options which can be granted under the 2021 Plan is 656,518. Notwithstanding the foregoing, the Board of Directors may act prior to January 1st of a given year to provide that there will be no such increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Company common stock than would otherwise occur pursuant to the preceding sentence.

Stock Options

As of June 30, 2023, there were 10,456 stock options outstanding. The Company did not issue any new stock options during the three months ended June 30, 2023.

There was no stock-based compensation expense related to the employee options for the three months ended June 30, 2023 and 2022.

Restricted awards

The Company awarded restricted stock to employees on October 28, 2021, which was granted with various vesting terms including, service-based vesting, and performance-based vesting. In accordance with ASC 718, the Company has classified the restricted stock as equity.

For employee issuances, the measurement date is the date of grant, and the Company recognizes compensation expense for the grant of the restricted shares, over the service period for the restricted shares that vest over a period of multiple months or years and for performance-based vesting awards, the Company recognizes the expense when management believes it is probable the performance condition will be achieved. As of December 31, 2021, the Company had granted 191,622 shares with vesting to begin April 2022.

On April 29, 2022, restricted stock awards for certain employees vested and resulted in withholding tax for those employees. Given the limited trading liquidity of the Company’s common shares, the Company withheld 6,527 shares, valued at $47.60 per share (the closing price on April 29, 2022) from the employees, and paid the withholding tax on the employees’ behalf.

For the three months ended June 30, 2023, the Company recognized $358,349 of stock compensation expense related to the employee restricted stock grants. As of June 30, 2023, unrecognized stock-based compensation associated with the restricted stock awards is $4,061,294 which will be expensed over the next 2.83 years.

The Company had restricted stock activity summarized as follows:

Weighted
Average
	Number of	Grant
	Shares	Fair Value
To Outstanding at December 31, 2022	191,622	$295.00
Granted	-	-
Vested	-	-
Forfeited/canceled	-	-
Restricted shares unvested at June 30, 2023	191,622	$295.00

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

12. Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with members of its Board of Directors, Officers, business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2023 and December 31, 2022.

Digital Securities

In 2018, the Company commenced an offering (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of net sweepstakes revenue of a wholly-owned entity of the Company, LDC Crypto Universal Public Company Limited (“LDC”); in February 2022, LTRY WinTogether, Inc. (“LTRY WinTogether”), a wholly-owned subsidiary of the Company assumed the obligations and liabilities of LDC, including, without limitation, with respect to the Digital Securities. The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of any other subsidiary of the Company or of the Company nor do they otherwise hold any rights that a holder of equity securities of LTRY WinTogether or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net sweepstakes revenue. If the net sweepstakes revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any sweepstakes of LTRY WinTogether for such period. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. No additional obligations related to the holders of outstanding Digital Securities were incurred during the year ended December 31, 2022. The Company has not satisfied the outstanding obligation for 2021 as of June 30, 2023.

The Company leases office space in Spicewood, Texas (the “Spicewood Lease”), under an agreement which expires January 21, 2024. For the three months ended June 30, 2023 and 2022, the Company’s total rent expense for the Spicewood Lease was approximately $6,000 each quarter.

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

Litigation and Other Loss Contingencies

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “TinBu Plaintiffs”) filed its original complaint against Lottery.com, Inc. f/k/a AutoLotto, Inc. and its wholly-owned subsidiary TinBu, LLC (“TinBu”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “TinBu Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. The parties agreed to extend the Company and its subsidiary’s deadline to respond until May 1, 2023. On May 2, 2023, the Company and its subsidiary retained local counsel who filed a Notice of Appearance on behalf of the Company and TinBu and filed a Motion for Enlargement requesting the Court to extend its deadline to file its initial response to the Complaint by an additional 30 days (the “Motion for Enlargement”). The Motion has not been set for a hearing. On May 5, 2023, Plaintiffs filed their Motion for Court Default (“Plaintiffs’ Motion for Default”), despite Company’s Motion for Enlargement. Plaintiffs’ Motion for Default has not been set for a hearing. The Company intends to oppose Plaintiffs’ Motion for Default. On May 9, 2023, Plaintiffs served Plaintiffs’ First Request for Admissions (the “RFA) to the Company. The parties have agreed to an extension of time to respond to the RFA. The Company intends to respond in a timely manner or make necessary objections to the RFA. On June 5, 2023, each of the Company and TinBu filed its original Answer and Affirmative Defenses to the Complaint. On July 27, 2023, the Court granted Company’s and Tibu’s counsel of record’s request to withdraw. The Company and Tibu have until August 26, 2023 to retain new counsel and cause an appearance in the matter.

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

J. Streicher Financial

On July 29, 2022, the Company filed an original Verified Complaint for Breach of Contract and Specific Performance (the “Complaint”) against J. Streicher Financial, LLC (“Streicher”) in the Court of Chancery of the State of Delaware (the “Chancery Court”). In its Complaint, the Company alleged that Streicher breached a contract entered into by the parties on March 9, 2022, and demanded that Streicher return $16,500,000 it owes to the Company. On September 26, 2022, the Chancery Court entered an order in favor of the Company, Granting with Modifications Company’s Motion for Partial Summary Judgment in the amount of $16,500,000 (the “Judgment”). On October 27, 2022, the Chancery Court further awarded the Company $397,036.94 in attorney’s fees (the “Fee Order”). On November 15, 2022, the Company initiated efforts against Streicher to seek collections on the Judgment and Fee Order. The Company subsequently engaged a collection firm to pursue Streicher as a judgment debtor on behalf of Company. Since being engaged, the collection firm has sought collections on Streicher by noticing Judgment-Debtor for Deposition by Oral Examination in Aid of Judgment and seeking post-judgment discovery, including interrogatories and requests for production.

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

Pursuant to the Service Agreement, Master Goblin was authorized and approved by the Company to incur up to $100,000 in initial expenses per location for the commencement of operations at each location, including, without limitation, tenant improvements, furniture, inventory, fixtures and equipment, security and lease deposits, and licensing and filing fees. Similarly, pursuant to the Service Agreement, during each month of operation, Master Goblin was authorized to submit to the Company for reimbursement on-going expenses of up to $5,000 per location for actually incurred lease expenses. The initial expenses were to be submitted by Master Goblin to the Company upon Master Goblin securing a lease, and leases were only secured by Master Goblin in any location upon request of the Company. On-going expenses were submitted by Master Goblin to the Company for reimbursement on a monthly basis, subject to offset, and were recorded by the Company as an expense. To the extent Master Goblin has a positive net income in any month, exclusive of the sale of lottery games, such net income reduces or eliminates such reimbursable expenses for that month. In addition, from time to time Master Goblin might incur certain additional reimbursable expenses for the benefit of the Company. The Company paid Master Goblin an aggregate of approximately $440,000 and $800,000, including expense reimbursements under the Service Agreement and additional reimbursable expenses, during the years ended December 31, 2022 and 2021, respectively. In January of 2023, the company paid $53,000 to Master Goblin Games for settlement of outstanding obligations of $316,919 and the parties mutually agreed to terminate the business relationship.

Credit Facility with United Capital Investments London Limited

On July 26, 2023, the Company entered into a credit facility (the “UCIL Credit Facility”) with United Capital Investments London Limited (“UCIL”). Each of Matthew McGahan, the Company’s interim Chief Executive Officer and Chair of the Board, and Barney Battles, a member of the Board, have a direct or indirect interest in UCIL. See Note 14. Subsequent Events for additional information regarding the UCIL Credit Facility.

14. Subsequent Events

On April 22, 2023, the Company signed an exclusive affiliate agreement with International Gaming Alliance (IGA), to supply official Texas lottery tickets in the Dominican Republic. The Company began supplying these tickets in the Dominican Republic in July 2023.

UCIL Loan Agreement

On July 26, 2023, the Company entered into a credit facility (the “UCIL Credit Facility”) with United Capital Investments London Limited (“UCIL”). Each of Matthew McGahan, the Company’s interim Chief Executive Officer and Chair of the Board, and Barney Battles, a member of the Board, have a direct or indirect interest in UCIL. The UCIL Credit Facility consists of (a) funding in the principal amount of up to $1,000,000 to be paid in tranches over time and as requested by the Company (the “Initial Loan”), wherein in return for the Initial Loan the Company shall issue to UCIL a number of warrants to purchase shares of the Company’s common stock in an amount representing at least 4.5% but not exceeding 15% of the Company’s issued and outstanding common stock on the date of such issuance; and (b) an additional credit facility, at the Company’s written request and at UCIL’s sole discretion for an amount up to a total of $49,000,000 in additional financing (the “Accordion”) in subsequent funding tranches. The interest rate on the Initial Loan and the Accordion is 10% per annum. The UCIL Credit Facility provides that UCIL may elect, in its sole discretion, to convert an amount of the Initial Loan and the Accordion, together with accrued interest, into shares of common stock at a conversion price calculated in accordance with the terms of the UCIL Loan Agreement (as defined below). In addition, the UCIL Credit Facility includes certain customary representations, warranties and events of default subject to customary notice and cure rights. The UCIL Credit Facility is represented by a loan agreement, which was initially entered into on July 26, 2023. On August 8, 2023. the loan agreement was amended and restated (such agreement as so amended and restated, the “UCIL Loan Agreement”) to remove an option to purchase up to 100% of the shares of Sports.com, a wholly-owned subsidiary of the Company, initially granted by the Company to UCIL. As of the date of this Report, UCIL has provided $340,000 of funding to the Company as part of the $1.2 million Initial Loan. The $49 million accordion under the UCIL Loan Agreement will become available to the Company starting in September 2023..

The decision by the Company to enter into the UCIL Loan Agreement follows an acknowledgment by the Company that it had not received the requisite funding on a timely basis that it expected from Woodford, despite the Company making several requests to Woodford for said funding under the Woodford Loan Agreement. Moreover, the Board determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued, and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the Woodford Loan Agreement. Given the uncertainty of the continued financing under the Woodford Loan Agreement, the Board sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement on July 26, 2023.

Reverse Stock Split

On August 9, 2023, the Company amended its Charter to implement, effective at 5:30 p.m., Eastern time, a 1-for-20 Reverse Stock Split. At the effective time of the Reverse Stock Split, every 20 shares of common stock either issued and outstanding or held as treasury stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of common stock as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. In addition, as a result of the Reverse Stock Split, proportionate adjustments will be made to the number of shares of common stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders on August 7, 2023 and was subsequently approved by the Board of Directors on August 7, 2023.

The effects of the Reverse Stock Split have been reflected in this Quarterly Report on Form 10-Q for all periods presented.

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

Recent Developments

UCIL Agreement

On July 26, 2023, the Company entered into a credit facility (the “UCIL Credit Facility”) with United Capital Investments London Limited (“UCIL”). Each of Matthew McGahan, the Company’s interim Chief Executive Officer and Chair of the Board, and Barney Battles, a member of the Board, have a direct or indirect interest in UCIL. The UCIL Credit Facility consists of (a) funding in the principal amount of up to $1,000,000 to be paid in tranches over time and as requested by the Company (the “Initial Loan”), wherein in return for the Initial Loan the Company shall issue to UCIL a number of warrants to purchase shares of the Company’s common stock in an amount representing at least 4.5% but not exceeding 15% of the Company’s issued and outstanding common stock on the date of such issuance; and (b) an additional credit facility, at the Company’s written request and at UCIL’s sole discretion for an amount up to a total of $49,000,000 in additional financing (the “Accordion”) in subsequent funding tranches. The interest rate on the Initial Loan and the Accordion is 10% per annum. The UCIL Credit Facility provides that UCIL may elect, in its sole discretion, to convert an amount of the Initial Loan and the Accordion, together with accrued interest, into shares of common stock at a conversion price calculated in accordance with the terms of the UCIL Loan Agreement (as defined below). In addition, the UCIL Credit Facility includes certain customary representations, warranties and events of default subject to customary notice and cure rights. The UCIL Credit Facility is represented by a loan agreement, which was initially entered into on July 26, 2023. On August 8, 2023. the loan agreement was amended and restated (such agreement as so amended and restated, the “UCIL Loan Agreement”) to remove an option to purchase up to 100% of the shares of Sports.com, a wholly-owned subsidiary of the Company, initially granted by the Company to UCIL. As of the date of this Report, UCIL has provided $340,000 of funding to the Company as part of the $1.2 million Initial Loan. The $49 million accordion under the UCIL Loan Agreement will become available to the Company starting in September 2023.

The decision by the Company to enter into the UCIL Loan Agreement follows an acknowledgment by the Company that it had not received the requisite funding on a timely basis that it expected from Woodford, despite the Company making several requests to Woodford for said funding under the Woodford Loan Agreement. Moreover, the Board determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued, and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the Woodford Loan Agreement. Given the uncertainty of the continued financing under the Woodford Loan Agreement, the Board sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement.

Reverse Stock Split

On August 9, 2023, the Company amended its Charter to implement, effective at 5:30 p.m., Eastern time, a 1-for-20 Reverse Stock Split. At the effective time of the Reverse Stock Split, every 20 shares of common stock either issued and outstanding or held as treasury stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of common stock as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. In addition, as a result of the Reverse Stock Split, proportionate adjustments will be made to the number of shares of common stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders on August 7, 2023 and was subsequently approved by the Board of Directors on August 7, 2023.

The effects of the Reverse Stock Split have been reflected in this Quarterly Report on Form 10-Q for all periods presented.

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

The following day, on July 29, 2022, the Company effectively ceased operations (the “Operational Cessation”), when it furloughed the majority of its employees and generally suspended its lottery game sales. The Company’s remaining employees were limited to the heads of the product, information technology and human resources teams as well as the entire legal and compliance team. Within one week, several additional employees were recalled from furlough. All non-furloughed employees were retained, at the discretion of the Company’s then Chief Operating Officer and Chief Legal Officer, to provide the minimal business functions needed to address the Company’s legal and compliance issues and to secure necessary funding to resume the Company’s operations. Less than half of these non-furloughed employees remain active in the efforts to restore Company operations and as of June 30, 2023, approximately $1.86 million in outstanding payroll obligations remain unpaid.

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

Loan Agreement with Woodford

On December 7, 2022, the Company entered into a loan agreement (the “Woodford Loan Agreement”) with Woodford Eurasia Assets, Ltd. (“Woodford”), pursuant to which Woodford agreed to provide the Company with up to $2.5 million, subject to certain conditions and requirements, of which approximately $1.6 million has been received to date and $900 thousand is currently available pursuant to the terms of the Woodford Loan Agreement. The parties may also mutually agree to increase the amount of the loan to $52.5 million (i.e., an additional $50 million). Amounts borrowed accrue interest at the rate of 12% per annum (or 22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan. Amounts borrowed can be repaid at any time without penalty.

Amounts borrowed pursuant to the Woodford Loan Agreement are convertible, at Woodford’s option, into shares of the Company’s common stock, beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of common stock within 10 business days of the date of the Woodford Loan Agreement (which was equal to $0.28 per share), subject to a 4.99% beneficial ownership limitation and a separate limitation preventing Woodford from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining shareholder approval for such issuance.

Conditions to the Woodford Loan Agreement included the resignation of four prior members of the Board (Lisa Borders, Steven M. Cohen, Lawrence Anthony DiMatteo and William Thompson, all of whom resigned from the Board in September 2022), and the appointment of two new independent directors. Subsequent loans under the Woodford Loan Agreement also require the Company to comply with all listing requirements, unless waived by Woodford. The Woodford Loan Agreement also allows Woodford to nominate another director to the Board, in the event any independent member of the Board resigns.

Proceeds of the loans can only be used by to restart the Company’s operations and for general corporate purposes agreed to by Woodford.

The Woodford Loan Agreement includes confidentiality obligations, representations, warranties, covenants, and events of default, which are customary for a transaction of this size and nature. Included in the Woodford Loan Agreement are covenants prohibiting us from (a) making any loan in excess of $1 million or obtaining any loan in amount exceeding $1 million without the consent of Woodford, which consent may not be unreasonably withheld; (b) selling more than $1 million in assets; (c) maintaining less than enough assets to perform our obligations under the Woodford Loan Agreement; (d) encumbering any assets, except in the normal course of business, and not in an amount to exceed $1 million; (e) amending or restating our governing documents; (f) declaring or paying any dividend; (g) issuing any shares which negatively affects Woodford; and (h) repurchasing any shares.

The Company also agreed to grant warrants to purchase shares of common stock to Woodford (the “Woodford Warrants”) in an amount equal to 15% of the Company’s 2,539,735 issued and outstanding shares of common stock. Each Woodford Warrant has an exercise price equal to the average of the closing price of the Company’s common stock for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to an exercise price of $5.60 per share. In the event the Company fails to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount (i.e., will equal $4.20 per share). As of the date of this Report, the Company has not granted any shares of common stock or warrants to Woodford under the Woodford Loan Agreement.

In connection with our entry into the Woodford Loan Agreement, the Company also entered into a Loan Agreement Deed, Debenture Deed and Securitization, with Woodford (the “Security Agreement”), which provides Woodford with a first floating charge security interest over all present and future assets of the Company in order to secure the repayment of amounts owed under the Woodford Loan Agreement. The floating charge may be converted into a fixed charge upon the occurrence of certain events including: an event of default; if Woodford reasonably believes that any secured property may be in jeopardy or danger of being seized or sold; or if Woodford reasonably considers that it is desirable to protect its security interest. The floating charge may be automatically converted into a fixed charge upon the occurrence of certain other events. The Security Agreement prohibits the Company from providing any other security interest over our assets, even if secondary to Woodford, while the amounts borrowed under the Woodford Loan Agreement remain unpaid.

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

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and — importantly — to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the Operational Cessation, we generated revenue from this service fee and mark-up. Our B2B API Platform resumed limited operations in April 2023. As of the date of this Report, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational in the fourth quarter of 2023.

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

Current Operations

Despite the Operational Cessation, certain of the Company’s wholly-owned subsidiaries have continued to operate under the direction of the leadership teams that were in place prior to the Company’s acquisition of such companies. While the operational activities of these subsidiaries vary, from the Operational Cessation through the date of this Report, each of TinBu, Aganar and JuegaLotto has decreased its expenses and has had its revenue remain consistent or decrease moderately from pre Cessation of Operations levels.

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

Sports.com

In December 2021, we finalized the acquisition of the domain name https://sports.com and on November 15, 2022, we formed a wholly-owned subsidiary called Sports.com, Inc., a Texas corporation (“Sports.com”). Subsequently, Sports.com announced a partnership with the Saudi Motorsports Company, which enabled the Company to roll out the Sports.com brand at the FIFA World Cup decider at the end of November 2022. In December 2022, Sports.com signed an agreement with Data Sports Group, GmbH (“DSG”), which provides Sports.com the exclusive North American distribution rights for sports data products offered and maintained by DSG (the “DSG Data”). The DSG Data is being sold through the same sales resources and sales channels as the lottery data offered by TinBu. On July 23, 2023, DSG exercised its right to terminate the exclusive distribution rights due to Sports.com not meeting its contractual obligations.

Plans for Recommencement of Company Operations

As noted above, since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain components of its core business. The Company has developed a three phase plan to recommence its operations, which plan is outlined below.

Phase 1 – Relaunch B2B API Platform. During the Operational Cessation, the Company maintained positive relationships with its ticket-printing and courier partners, as well as several distribution partners that have been found to be in compliance with local, state, and federal rules related to ticket procurement and distribution. These partners have implemented the Lottery.com API and have advised the Company that they expect to be ready to offer lottery games to their customers through their sales channels when the Company resumes operations. As such, the Company believes that it has sufficient demand to resume operation of its B2B API platform, assuming it is able to maintain the core employee team to manage the lottery ticket fulfillment process and access sufficient capital to relaunch Project Nexus, which was designed to, among other things, handle high levels of user traffic and transaction volume, while maintaining expediency, security, and reliability in the administrative and back-office functionality required by the B2B API. Our B2B API Platform resumed limited operations in April 2023.

Phase 2 – Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform in the fourth quarter of 2023. As of the date of this Report, the Company expects that it will initially relaunch its B2C Platform to customers in Texas for a period of time before rolling it out to other jurisdictions. If the Texas Bill is enacted into law as drafted, the Company may elect to accelerate the relaunch of its Platform to customers in another state. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns geared towards encouraging prior customers to return to the Platform and to acquire new customers.

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

As of the date of this Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Report, we are not in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”) and we continue to work toward regaining compliance in accordance with the plan that was conditionally accepted by the Nasdaq hearing panel. Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls, and plans to overhaul its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

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

	Three months ended June 30, 2023	Three months ended June 30, 2022	Percent Change	Six months ended June 30, 2023	Six months ended June 30, 2022	Percent Change
Transactions per user	-	13.06	-%	-	17.18	-%
Tickets per transaction	-	3.16	-%	-	3.37	-%
Gross revenue per transaction	$-	$8.57	-%	$-	$8.57	-%
Gross profit per transaction	$-	$1.78	%	$-	$1.64	-%
Gross margin per transaction	-%	20.75%	%	-%	19.08%	-%

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

Components of Our Results of Operations (Prior to the Operational Cessation)

Our Revenue

Revenue from B2C Platform. Our revenue is the retail value of the acquired lottery game and the service fee charged to the user, which we impose on each lottery game purchased from our B2C Platform. The amount of the service fee is based upon several factors, including the retail value of the lottery game purchased by a user, the number of lottery games purchased by a user, and whether such user is located within the U.S. or internationally. Currently, in the U.S, the minimum service fee is $0.50 for the purchase of a $1 lottery game and $1 for the purchase of a $2 lottery game; the service fee for additional lottery games purchased in the same transaction is 6% of the face value of all lottery games purchased. For example, the service fee for the purchase of five $2 tickets is $1.60, which includes the $1 base service fee, plus 6% of the aggregate value of the face value of all lottery games purchased.

Internationally, B2C sales in jurisdictions where we do not have direct or indirect authority generate an immaterial amount of revenue, and we are assessing our operations in these jurisdictions. As discussed above, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational in the fourth quarter of 2023.

Revenue from B2B API. The Company charges a technology fee for the use of the B2B API. The company does not mark-up the cost of the ticket nor does it impose a service fee on our third-party commercial partner’s customers. As discussed above, following the Operational Cessation, our B2B API Platform resumed limited operations in April 2023.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and June 30, 2022, respectively.

	For the three months Ended June 30,
	2023	2022	$ Change	% Change

Revenue	$655,344	$1,885,171	(1,229,827)	-65%
Cost of revenue	95,683	1,577,239	(1,481,556)	-94%
Gross profit	559,661	307,932	251,729	82%

Operating expenses:
Personnel costs	1,306,007	9,512,356	(8,206,349)	-86%
Professional fees	1,112,310	1,219,509	239,053	20%
General and administrative	964,502	3,904,421	(2,916,555)	-75%
Depreciation and amortization	1,392,158	1,297,394	94,764	7%
Total operating expenses	4,774,977	15,933,680	(10,789,087)	-68%
Loss from operations	(4,215,316)	$(15,625,748)	11,040,816	-71%

Other expenses
Interest expense	41,142	71,045	(9,713)	-14%
Other (income) expense	(399)	(247,851)	248,250	100%
Total other expenses, net	40,743	(176,807)	237,740	-134%

Net loss before income tax	$(4,256,059)	$(15,448,942)	10,803,077	-70%
Income tax expense (benefit)	-	-	(23,364)	-100%
Net loss	(4,256,059)	(15,448,942)	10,826,440	-70%

Revenue.

Revenue. Revenue for the three months ended June 30, 2023 was $655,000, a decrease of $1.23 million, or 65%, compared to revenue of $1.9 million for the three months ended June 30, 2022. The decrease of approximately $1.2 million in lottery related revenue was due to lower domestic revenue in the second quarter of 2023 when operations resumed following the Cessation of Operations as compared to the second quarter 2022.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the three months ended June 30, 2023 was $96,000, a decrease of $1.5 million, or 94%, compared to cost of revenue of $1.58 million for the three months ended June 30, 2022. The decrease in the cost of revenue was driven by the decrease in the number of lottery games sold domestically as compared to the second quarter of 2022 which resulted in a decrease of $100,000 in payment processing fees and a decrease of $1.4 million in commission expense.

Gross Profit. Gross profit for the three months ended June 30, 2023 was $560,000 compared to $308,000 for the three months ended June 30, 2022, an increase of $252,000, or 82%. This increase was primarily due to lower payment processing costs and commissions expenses in the second quarter of 2023 as compared to the same period in 2022.

Operating Costs and Expenses.

	For the three months Ended June 30,
	2023	2022	$ Change	% Change

Operating expenses:
Personnel costs	1,306,007	9,512,356	(8,206,349)	-86%
Professional fees	1,112,310	1,219,509	107,199	9%
General and administrative	964,502	3,904,421	(2,939,919)	-75%
Depreciation and amortization	1,392,158	1,297,394	94,764	7%
Total operating expenses	4,774,977	15,933,680	(11,158,703)	-70%
Loss from operations	(4,215,316)	$(15,625,748)	11,410,432	-73%

Operating expenses for the three months ended June 30, 2023 were $4.8 million, a decrease of $11.1 million, or 70%, compared to $15.9 million for the three months ended March 31, 2022. The reduction was primarily driven by a decrease of $8.2 million in personnel costs accompanied by a decrease in general and administrative expenses of $2.9 million. Reasons for these decreases are described below.

Personnel Costs. Personnel costs decreased by $8.2 million from $9.5 million for the three months ended June 30, 2022, to $1.3 million for the three months ended June 30, 2023. The decrease was due primarily to a decreases in salaries, employer payroll taxes, and benefits due to reductions in headcount and compensation in relation to the furlough.

Professional Fees. Professional fees decreased by $107,000 or 20%, from $1.2 million for the three months ended June 30, 2022 to $1.1 million for the three months ended June 30, 2023. The decrease was primarily due to lower expenditures for research and development in the second quarter of 2023 as compared with the prior year.

General and Administrative. General and administrative expenses decreased $2.9 million, or 75%, from $3.9 million for the three months ended June 30, 2022 to $964,000 for the three months ended June 30, 2023. The primary reasons for the decrease was significantly lower expenses for marketing, $750,000 lower, and business insurance, $1.9 million lower, along with lower travel and rent expenses in 2023.

Depreciation and Amortization. Depreciation and amortization increased $94,764, or 7%, from $1.3 million for the three months ended June 30, 2022 to $1.4 million for the three months ended June 30, 2023. The increase was primarily driven by the amortization of intangibles placed in service during the second and third quarters of 2022 which were not amortized during the second quarter of 2022 because they were not in service at that time.

Other (Income) Expense, Net.

	For the three months Ended June 30,
	2023	2022	$ Change	% Change

Other expenses
Interest expense	41,142	71,045	(29,903)	-14%
Other (income) expense	(399)	(247,851)	248,250	100%
Total other expenses, net	40,743	(176,806)	217,549	-134%

Interest Expense. Interest Expense was lower in the three months ended June 30, 2023 because interest on the Bank Prov Line of Credit in 2022 was not recurring.

Other Income. The primary reason for the decrease was the write down of an intercompany expense during 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and June 30, 2022, respectively.

	For the six months Ended June 30,
	2023	2022	$ Change	% Change

Revenue	$1,275,573	$5,515,863	(4,240,290)	-77%
Cost of revenue	130,830	3,961,981	(3,831,151)	-97%
Gross profit	1,144,743	1,553,882	(409,139)	-26%

Operating expenses:
Personnel costs	2,563,441	33,915,222	(31,351,781)	-92%
Professional fees	1,852,238	4,357,459	(2,505,221)	-57%
General and administrative	1,301,830	6,939,962	(5,638,130)	-81%
Depreciation and amortization	2,797,638	2,671,319	126,319	5%
Total operating expenses	8,515,147	47,883,962	(39,368,815)	-82%
Loss from operations	(7,370,404)	$(46,330,080)	38,959,676	-84%

Other expenses
Interest expense	41,165	75,026	(33,861)	-45%
Other expense	58,472	3,941,293	(3,882,821)	-98%
Total other expenses, net	99,637	4,016,319	(3,916,682)	-97%

Net loss before income tax	$(7,470,041)	$(50,346,399)	42,876,358	-85%
Income tax expense (benefit)	-	-	-	-%
Net loss	(7,470,041)	(50,346,399)	42,876,358	-85%

Revenue.

Revenue. Revenue for the six months ended June 30, 2023 was $1.3 million, a decrease of $4.2 million, or 77%, compared to revenue of $5.5 million for the six months ended June 30, 2022. The decrease of approximately $4.2 million in lottery related revenue was due to the Cessation of Operations. In addition, $1.8 million of project related revenue from business partners in the six months ended June 30, 2022 did not reoccur in 2023.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the six months ended June 30, 2023 was $131,000, a decrease of $3.8 million, or 97%, compared to cost of revenue of $4.0 million for the six months ended March 31, 2022. The decrease in the cost of revenue was driven by the decrease in the number of lottery games sold in the first six months of 2023 domestically which resulted in significantly lower payment processing, $100,000 lower, and commission expenses, $3.4 million lower. The company resumed operations on a limited basis in the second quarter of 2023. Accordingly revenue and costs were lower than in the first six months of 2022.

Gross Profit. Gross profit for the six months ended June 30, 2023 was $1.1 million compared to $1.5 for the six months ended June 30, 2022, a decrease of $400,000, or 26%. This decrease was primarily due to the decrease in revenue because project related revenue from business partners in the first six months of 2022, which had higher margins, did not recur in 2023.

Operating Costs and Expenses.

	For the six months Ended June 30,
	2023	2022	$ Change	% Change

Operating expenses:
Personnel costs	2,563,441	33,915,222	(31,351,781)	-92%
Professional fees	1,852,238	4,357,459	(2,505,221)	-57%
General and administrative	1,301,830	6,939,962	(5,638,132)	-81%
Depreciation and amortization	2,797,638	2,671,319	126,319	5%
Total operating expenses	8,515,147	47,883,962	(39,368,815)	-82%
Loss from operations	(7,370,404)	$(46,330,080)	38,959,676	-84%

Operating expenses for the six months ended June 30, 2023 were $8.5 million, a decrease of $39.4 million, or 82%, compared to $47.9 million for the six months ended June 30, 2022. The reduction was primarily driven by a decrease of $31.3 million in personnel costs accompanied by decreases in professional fees by $2.5 million and general and administrative expenses of $5.6 million. Reasons for these decreases are described below.

Personnel Costs. Personnel costs decreased by $31.3 million from $33.9 million for the six months ended June 30, 2022, to $2.6 million for the six months ended June 30, 2023. The decrease was due primarily to a decrease of $27.0 million in stock compensation expense related to equity grants that were valued at the share price soon after the Business Combination combined with lower salaries, employer payroll taxes, and benefits expenses in 2023 due to reductions to headcount and compensation in relation to the furlough.

Professional Fees. Professional fees decreased by $2.5 million, or 57%, from $4.3 million for the six months ended June 30, 2022 to $1.8 million for the six months ended June 30, 2023. The decrease was primarily due to lower accounting and legal fees and costs for investor relations and compliance in 2023.

General and Administrative. General and administrative expenses decreased $5.6 million, or 81%, from $6.9 million for the six months ended June 30, 2022 to $1.3 million for the six months ended June 30, 2023. Expenses for marketing and software development were significantly lower in 2023.

Depreciation and Amortization. Depreciation and amortization increased $126,000, or 5%, from $2.67 million for the three months ended June 30, 2022 to $2.8 million for the six months ended June 30, 2023. The increase was primarily driven by the amortization of intangibles placed in service during Q2 and Q3 of 2022 which were not amortized during the first six months of 2022.

Other (Income) Expense, Net.

	For the six months Ended June 30,
	2023	2022	$ Change	% Change

Other expenses
Interest expense	41,165	75,026	(33,861)	-45%
Other expense	58,472	3,941,293	(3,882,821)	-98%
Total other expenses, net	99,637	4,016,319	(3,916,682)	-97%

Interest Expense. Interest Expense was lower in the three months ended June 30, 2023 because interest on the Bank Prov Line of Credit in 2022 was not recurring. vs June 30, 2022.

Other Expense. We had approximately $60,000 in other expense for the six months ended June 30, 2023 as compared to other expense of approximately $3.9 million for the six months ended June 30, 2022. The primary component of the expense for the first six months of 2022 was a non-recurring expense recorded in connection with a discount to reflect an asset that will be repaid to the company over time.

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

Following the Operational Cessation, our primary need for liquidity has been to fund the restart of our business operations, re-hire employees and pay our expenses. Since then, our sources of liquidity were the funds provided to us under the Woodford Loan Agreement and the UCIL Loan Agreement. As of the date of this Report, it is uncertain whether Woodford will provide additional funding under the Woodford Loan Agreement, so our sole remaining source of liquidity is the funds provided to us under the UCIL Credit Agreement, of which $860,000 remains available to us under the Initial Loan for near term financing. In addition, the $49 million accordion under the UCIL Loan Agreement will become available to the Company starting in September 2023 We expect that the most likely source of such future funding presently available to us is through additional borrowings under the UCIL Loan Agreement or through the issuance of equity or debt securities. If either Woodford or UCIL do not advance us amounts owed under their respective Loan Agreements or we are otherwise not able to secure the necessary capital to restart our operations, hire new employees, and obtain funding sufficient to support and restart our operations, we may be forced to permanently cease our operations, sell off our assets and operations, and/or seek bankruptcy protection, which could cause the value of our securities to become worthless.

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

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bore interest at 10% per year, were unsecured, and were due and payable on June 30, 2019. The Company and the noteholders executed amendments in February 2021 to extend the maturity date to December 21, 2021. As of both June 30, 2022 and December 31, 2022, the balance of these notes was $771,500.

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

Immediately prior to the Closing, approximately $60.0 million of convertible debt was converted into equity of AutoLotto. As of June 30, 2023, we had $1.6 million of convertible debt outstanding in connection with the loan from Woodford.

See “Recent Developments— Loan Agreement with Woodford” above for additional information on the terms of the Loan Agreement.

Net cash used in operating activities was $576,000 for the six months ended June 30, 2023, compared to net cash used in operating activities of $599,000 for the six months ended June 30, 2022.

Net cash used in investing activities during the six months ended June 30, 2023 was $0, compared to $1.18 million for the prior year. The decrease was primarily the result of lower purchases of intangible assets in the six months ended June 30, 2023.

Net cash provided by financing activities was $676,000 for the six months ended June 30, 2023, compared to net cash used of $480,000 for the six months ended June 30, 2022, a difference of $1.2 million year over year. In 2023 the company received funding from the Woodford Group whereas in 2022, the company paid down balances on notes payable from related parties.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report and the notes to the audited financial statements appearing elsewhere in the Annual Report. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Annual Report. In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This guidance requires recognition of most lease liabilities on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations, as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2021, and for interim periods within annual periods after December 15, 2022. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. We are currently evaluating the impact that this guidance will have on our financial statements as well as the expected adoption method. The adoption of this standard will not have a material impact on our financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting with respect to our financial statement closing and reporting process, as described below. As a result of this conclusion, we retained third-party accounting consultants who performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

The issues with the company’s accounting, reporting, and disclosure controls and procedures described above were first identified and described in Amendment No. 1 to the Company’s Annual Report on Form 10K/A for the year ended December 31, 2021 (“the Amended 2021 Annual Report”) which was filed on May 10, 2023, and Amendment No. 1 to the Company’s Quarterly Report on Form 10Q/A for the quarter ended March 31, 2022 (the Form 10Q/A”), filed on May 15, 2023. Such issues are continuing and management has been working to address them since the fall of 2022. Efforts to strengthen and improve the company’s disclosure controls and procedures and internal controls over accounting and financial reporting (as described below) are ongoing.

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

We have begun to implement remediation steps to improve our internal control over financial reporting and to remediate the identified material weaknesses, including (i) adding personnel with sufficient accounting knowledge; (ii) adopting a more rigorous period-end review process for financial reporting; (iii) adopting improved period close processes and accounting processes, (iv) clearly defining and documenting the segregation of duties for certain transactions and processes, and (v) appointing a new Chief Financial Officer. Management has expanded and will continue to enhance our system of identifying transactions and evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We intend to continue take steps to remediate the material weaknesses described above and further continue re-assessing the design of controls, the testing of controls and modifying processes designed to improve our internal control over financial reporting. The Company plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The implementation of our remediation will be ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

J. Streicher

On July 29, 2022, the Company filed its original Verified Complaint for Breach of Contract and Specific Performance (the “Streicher Complaint”) against J. Streicher Financial, LLC (“Streicher”) in the Court of Chancery of the State of Delaware (the “Chancery Court”), styled AutoLotto, Inc. dba Lottery.com v. J. Streicher Financial, LLC (Case No. 2022-0661-MTZ). In the Streicher Complaint, the Company alleged that Streicher breached the contract entered into by the parties on March 9, 2022 and demanded that Streicher return $16,500,000.00 it owes to the Company. On September 26, 2022, the Chancery Court entered an order in favor of the Company, Granting with Modifications Company’s Motion for Partial Summary Judgment in the amount of $16,500,000.00 (the “Streicher Judgment”). On October 27, 2022, the Chancery Court further awarded the Company $397,036.94 in attorney’s fees (the “Fee Order”). On November 15, 2022, the Company initiated efforts against Streicher to seek collections on the Judgment. On December 8, 2022, the Company’s prior attorney Skadden, Arps, Slate, Meagher & Flom, LLP (“Skadden”) filed its Combined Motion to Withdraw as Counsel and For a Charging Lien in amount of $3,024,201.17 for legal fees unpaid by Company (“Skadden’s Motion”). On December 30, 2022, the Company filed its response to Skadden’s Motion, alleging that the Chancery Court should deny Skadden’s Motion for a Charging Lien as a matter of law or, in the alternative, limit the charging lien to the amount of the attorneys’ fees awarded by the Fee Order. As of the date of this Amended Report, the Chancery Court has not set Skadden’s Motion for an oral hearing, nor has it entered an order on the motion. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000.00. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000.00 and had agreed to make another payment in the amount of $75,000.00 on February 28, 2023, which it failed to make. The Company intends to fully collect on the Judgment and shall pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied.

Preston Million Class Action

On August 19, 2022, Preston Million filed the Class Action Complaint (the “Complaint”) against the Company and certain former officers and directors of the Company in the United States District Court for Southern District of New York (the “Court”), styled Preston Million, Individually and on Behalf of All Others Similarly Situated vs. Lottery.com, Inc. f/k/a Trident Acquisitions Corp., Anthony DiMatteo, Matthew Clemenson and Ryan Dickinson (Case No. 1:22-cv-07111-JLR). The Complaint alleged violations by all defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) 15 U.S.C. §§ 78j(b), 78t(a), as amended by the Private Securities Litigation Reform Act of 1995 (“PSLRA”), U.S.C. § 78u-4 et seq. (collectively “Federal Securities Laws”). On November 18, 2022, the Court ordered the appointment of RTD Bros, LLC, Todd Benn, Tom Benn and Tomasz Rzedian (collectively “Lottery Investor Group”) as lead plaintiff and Glancy Prongay & Murray, LLP as lead counsel for plaintiffs and for the class in the case. On December 5, 2022, the Court stipulated a Scheduling Order in the case. On January 12, 2023, the Company’s legal counsel timely filed its Notice of Appearance. On January 31, 2022, plaintiffs filed their Amended Complaint adding Kathryn Lever, Marat Rosenberg, Vadim Komissarov, Thomas Gallagher, Gennadii Butkevych, Ilya Ponomarev as additional defendants in the case. The Amended Complaint alleges, among other things, that defendants made materially false and misleading statements in violation of Section 10(b),14(a) and 20(a) of the Exchange Act and plaintiffs seek compensatory damages, reasonable cost and expenses including counsel fees and expert fees. Pursuant to the Scheduling Order, Defendant Lottery.com, Inc. filed its motion to dismiss the Amended Complaint on April 3, 2023, under the newly consolidated caption and its proposed order to dismiss the matter. Plaintiffs are filed their opposition to the motion to dismiss on May 18, 2023 and Defendant Lottery.com, Inc.’s filed its reply brief in support of their motion to dismiss June 20, 2023.

TinBu Complaint

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “TinBu Plaintiffs”) filed its original complaint against Lottery.com, Inc. f/k/a AutoLotto, Inc. and its wholly-owned subsidiary TinBu, LLC (“TinBu”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “TinBu Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. The parties agreed to extend the Company and its subsidiary’s deadline to respond until May 1, 2023. On May 2, 2023, the Company and its subsidiary retained local counsel who filed a Notice of Appearance on behalf of the Company and TinBu and filed a Motion for Enlargement requesting the Court to extend its deadline to file its initial response to the Complaint by an additional 30 days (the “Motion for Enlargement”). As of the date of this Report, the Motion for Enlargement has not been set for a hearing. On May 5, 2023, Plaintiffs filed their Motion for Court Default (“Plaintiffs’ Motion for Default”), despite Company’s Motion for Enlargement. As of the date of this Report, the Plaintiffs’ Motion for Default has not been set for a hearing. The Company intends to oppose Plaintiffs’ Motion for Default. On May 9, 2023, Plaintiffs served Plaintiffs’ First Request for Admissions (the “RFA) to the Company. The parties have agreed to an extension of time to respond to the RFA. The Company intends to respond in a timely manner or make necessary objections to the RFA. On June 5, 2023, the Company and TinBu filed its original Answer and Affirmative Defenses to the Complaint. On July 27, 2023, the Court granted Company’s and Tibu’s counsel of record’s request to withdraw. The Company and Tibu have until August 26, 2023 to retain new counsel and cause an appearance in the matter.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report, other than as set forth below. In addition, we may disclose additional changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The ultimate effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty and may decrease the liquidity of our common stock and magnify any decrease in our overall market capitalization.

The ultimate effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and we cannot assure you that the Reverse Stock Split will result in any or all of the expected benefits, including enabling the Company to regain compliance with the Nasdaq listing standards, for any meaningful period of time, or at all. While we expect that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of our common stock, we cannot assure you that the Reverse Stock Split will increase the market price of our common stock by a multiple of the Reverse Stock Split ratio or result in any permanent or sustained increase in the market price of our common stock. The market price of our common stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success, any of which could have a counteracting effect to the Reverse Stock Split on the per share price.

In addition, the Reverse Stock Split also reduced the total number of outstanding shares of common stock, which may lead to reduced trading for our common stock. As a result of a lower number of shares outstanding, the market for our common stock may also become more volatile. The Reverse Stock Split also increased the number of stockholders who own “odd lots” of less than 100 shares of common stock.  A purchase or sale of less than 100 shares of common stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of common stock following the Reverse Stock Split may be required to pay higher transaction costs if they sell their common stock.

Finally, the decline in the per share price of our common stock and the decline in our overall market capitalization may be greater following the Reverse Stock Split than would have occurred in the absence of a Reverse Stock Split. Any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of common stock outstanding following the Reverse Stock Split.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 8, 2023. the Company amended and restated the loan agreement with UCIL (such agreement as so amended and restated, the “UCIL Loan Agreement”) to remove an option to purchase up to 100% of the shares of Sports.com, a wholly-owned subsidiary of the Company, initially granted by the Company to UCIL.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amendment and Restatement Agreement in respect of Loan Agreement (Deed), dated as of June 12, 2023, between Lottery.com and Woodford Eurasia Assets Ltd. (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on June 15, 2023).
10.2	Loan Agreement, dated as of July 26, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 1, 2023).
10.3*	Amended and Restated Loan Agreement, dated as of August 8, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lottery.com Inc.

By:	/s/ Matthew McGahan
Name:	Matthew McGahan
Title:	Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert J. Stubblefield
Name:	Robert J. Stubblefield
Title:	Chief Financial Officer (Principal Accounting/Financial Officer)

Dated: August 21, 2023

