Form 10-Q
period 2023-09-30
Lottery.com Inc.
filed 2023-11-30
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 28, 2023, 2,874,307 shares of common stock, par value $0.001 per share were issued and outstanding.

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

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) and in this Report, as such factors may be updated in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), as well as the following:

●	The findings of the previously disclosed Internal Investigation (as defined herein) and other matters have exposed us to a number of legal proceedings, investigations and inquiries, resulted in significant legal and other expenses, required significant time and attention from our senior management, among other adverse impacts.

●	We and certain of our former officers are, and in the future, we or our officers and directors may become, the subject of legal proceedings, investigations and inquiries by governmental agencies with respect to the findings of the Internal Investigation and other matters, which could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.

●	We have been named as a defendant in a number of lawsuits filed by purchasers of our securities, including class action lawsuits that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

●	Matters relating to or arising from the restatement and the Internal Investigation, including adverse publicity and potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

●	In July 2022, we furloughed the majority of our employees and suspended our lottery game sales operations after determining that we did not have sufficient financial resources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As a result, we may not be able to continue as a going concern.

●	We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations .

ii

●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

●	The circumstances that led to the failure to file our annual report and quarterly reports on time, and our efforts to investigate, assess and remediate those matters have caused and may continue to cause substantial delays in our SEC filings.

●	Our inability to compete with other forms of entertainment for consumers’ discretionary time and income.

●	Economic downturns, inflation, geopolitical and political and market conditions beyond our control.

●	Negative events or media coverage relating to our business, our management and directors, the lottery, lottery games or online gaming or betting.

●	Our inability to attract and retain users, including as a result of failing to appear in Internet search engine results.

●	Our continued ability to use domain names to promote and increase the value of our brand.

●	Scrutiny by stakeholders with respect to responsible gaming and ethical conduct.

●	Our ability to achieve profitability and growth in the newly-developed market for online lottery games.

●	Our inability to profitably expand into new markets or capitalize on new gaming and lottery industry trends and changes, such as by developing successful new product offerings.

●	The effectiveness of our marketing efforts in developing and maintaining our brand and reputation.

●	Failure to offer high-quality user support.

●	Adverse impacts to user relationships resulting from disruptions to our information technology.

●	The vulnerability of our information systems to cyberattacks and disruptions caused with respect thereto, including an inability to securely maintain personal and other proprietary user information.

●	Our inability to adapt to changes or updates in the Internet, mobile or personal devices, or new technology platforms or network infrastructures.

●	The exposure of our online infrastructure to risks relating to new and untested distributed ledger technology.

●	Our inability to comply with complex, ever-changing and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming and lottery industries.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or software component products for our gaming platforms, product offerings and the processing of user payments and withdrawals.

●	Our inability to maintain successful relationships and/or agreements with lottery organizations and other third-party marketing or service provider affiliates.

iii

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations required for the operation of our business.

●	The effectiveness of our transition and compliance with the regulatory and other requirements of being a newly public company.

●	Although we are currently in compliance with the continued listing standards of Nasdaq, we have had periods of non-compliance in the past and we may not be able to maintain compliance with Nasdaq’s continued listing standards in the future.

●	Limited liquidity and trading of our securities.

●	Lenders may not loan us the amounts they agreed to under existing Loan Agreements.

●	Our obligations under the Loan Agreement (as defined herein) are secured by a first priority security interest in substantially all of our assets and if we were to default, they could force us to curtail or abandon our business plans and operations.

●	The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford or UCIL (as defined herein) under their Loan Agreements may depress the market price of our common stock and cause substantial dilution .

●	We currently owe a significant amount of money under our Loan Agreements, which we may not be able to repay.

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

iv

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements .

1

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS

Current assets:
Cash	$63,735	$102,766
Restricted cash	-	-
Accounts receivable	141,590	208,647
Prepaid expenses	19,376,722	19,409,323
Other current assets	767,423	718,550
Total current assets	20,349,470	20,439,286

Notes receivable	2,000,000	2,000,000
Investments	250,000	250,000
Goodwill	19,590,758	19,590,758
Intangible assets, net	19,848,715	23,982,445
Property and equipment, net	23,935	108,078
Other long term assets	12,884,686	13,009,686
Total assets	$74,947,564	$79,380,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$7,816,313	$7,607,633
Deferred revenue	383,929	464,286
Notes payable - current	4,626,652	3,755,676
Accrued interest	695,003	484,172
Accrued and other expenses	8,416,061	4,626,973
Other liabilities	1,242,584	625,028
Total current liabilities	23,180,542	17,563,768

Long-term liabilities:
Convertible debt, net - non current	-	-
Other long term liabilities	-	-
Total long-term liabilities	-	-
Commitments and contingencies (Note 13)	-	-
Total liabilities	23,180,542	17,563,768

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 2,527,045 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,527	2,527
Additional paid-in capital	268,672,419	267,597,370
Accumulated other comprehensive loss	(139,853)	3,622
Accumulated deficit	(219,028,381)	(208,187,210)
Total Lottery.com Inc. stockholders’ equity	49,506,712	59,416,309
Noncontrolling interest	2,260,310	2,400,176
Total Equity	51,767,022	61,816,485

Total liabilities and stockholders’ equity	$74,947,564	$79,380,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$285,523	$711,477	$1,561,096	$6,227,340
Cost of revenue	72,171	271,265	203,001	4,233,246
Gross profit	213,352	440,212	1,358,095	1,994,094

Operating expenses:
Personnel costs	1,289,893	1,298,009	3,606,841	35,213,231
Professional fees	400,837	2,085,898	2,499,568	6,443,357
General and administrative	255,441	1,666,482	1,557,271	8,606,444
Depreciation and amortization	1,421,269	1,478,242	4,218,907	4,149,561
Total operating expenses	3,367,440	6,528,631	11,882,587	54,212,593
Income (loss) from operations	(3,154,088)	$(6,088,419)	(10,524,492)	$(52,418,499)

Other expenses
Interest (income) expense	243,424	(438)	284,589	74,588
Other (income) expense	3,105	5,009	61,577	3,946,302
Total other expenses (income), net	246,529	(4,571)	346,166	4,020,890

Net loss before income tax	$(3,400,617)	$(6,092,990)	$(10,870,658)	$(56,439,389)
Income tax expense (benefit)	-	-	-	-
Net loss	(3,400,617)	(6,092,990)	(10,870,658)	(56,439,389)

Other comprehensive loss
Foreign currency translation adjustment, net	(34,256)	19,457	(182,607)	(8,392)
Comprehensive loss	(3,434,873)	(6,073,533)	(11,053,265)	(56,430,997)

Net income attributable to noncontrolling interest	72,227	23,364	212,094	321,853
Net loss attributable to Lottery.com Inc.	(3,362,646)	(6,001,757)	(10,841,171)	(56,109,144)

Net loss per common share
Basic and diluted	$(1.34)	$(2.38)	$(4.30)	$(22.20)

Weighted average common shares outstanding
Basic and diluted	2,518,822	2,520,649	2,518,822	2,517,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC .

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2023 and 2022

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2021	50,256,317	$50,256	$239,358,644	$-148,188,138	$-655	$91,220,107	$2,780,092	$94,000,199
Issuance of common stock upon stock option exercise	60,116	60	-60	-	-	-	-	-
Issuance of common stock for legal settlement	60,000	60	241,680	-	-	241,740	-	241,740
Stock based compensation	-	-	20,880,655	-	-	20,880,655	-	20,880,655
Other comprehensive loss	-	-	-	-	-1,064	-1,064	-	-1,064
Net loss	-	-	-	-34,750,964	-	-34,750,964	-147,557	-34,898,521
Balance as of March 31, 2022	50,376,433	$50,376	$260,480,919	$-182,939,102	$-1,719	$77,590,474	$2,632,535	$80,223,008
Stock based compensation	164,473	164	6,710,089	-	-	6,710,253	-	6,710,253
Other comprehensive loss	-	-	-	-	-10,001	-10,001	-	-10,001
Net loss	-	-	-	-15,356,423	-	-15,356,423	-102,520	-15,458,943
Balance as of June 30, 2022	50,540,906	$50,540	$267,191,008	$-198,295,525	$-11,720	$68,934,303	$2,530,015	$71,464,317

Stock based compensation			358,349			358,349		358,349
Other comprehensive loss					19,457	19,457	-	19,457
Net loss				-6,001,757	-	-6,001,757	-71776	-6,073,533
Balance as of September 30, 2022	50,540,906	50,540	267,549,357	-204297282	7,737	63,310,352	2,458,239	65,768,591

Balance as of December 31, 2022	50,540,906	50,540	267,549,357	-208,187,210	3,622	59,416,309	2,400,176	61,816,485
Stock based compensation			358,349			358,349		358,349
Other comprehensive loss					-114,095	-114,095		-114,095
Net loss				-3,260,437	-	-3,260,437	-67,640	-3,328,077
Balance as of March 31, 2023	50,540,906	$50,540	$267,907,706	$-211,447,647	$-110,473	$56,400,126	$2,332,536	$58,732,662
Stock based compensation			358,350			358,350		358,350
Other comprehensive loss					-34,256	-34,256		-34,256
Net loss				-4,218,088		-4,218,088	-72,226	-4,290,314
Balance as of June 30, 2023	50,540,906	$50,540	$268,266,056	$-215,665,735	$-144,729	$52,506,132	$2,260,310	$54,766,442

Stock based compensation			358,350			358,350		358,350
Other comprehensive loss					-34,256	-34,256		-34,256
Net loss				-3,362,646		-3,362,646	-72,226	-3,434,872
Balance as of September 30, 2023	50,540,906	50,540	268,624,406	-219,028,381	-178,985	49,467,580	2,188,084	51,655,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Lottery.com Inc.	$(10,841,171)	$(56,109,144)
Adjustments to reconcile net income to net cash used in operating activities:
Loss Attributable to noncontrolling interest	(139,866)	(321,853)
Depreciation and amortization	4,217,873	4,149,561
Issuance of common stock for legal settlement	-	241,740
Stock based compensation expense	1,075,049	27,949,257
Loss on impairment of intangibles	-	412,450
Changes in assets and liabilities:
Accounts receivable	67,057	(152,453)
Prepaid expenses	32,601	3,237,127
Other current assets	(48,873)	(52,970)
Other long-term assets	125,000	13,009,686
Note receivable	-	(2,000,000)
Trade payables	208,680	6,196,979
Accounts payable and accrued expenses	3,789,088	(857,701)
Deferred revenue	(80,357)	(671,264)
Other liabilities	617,556	-
Accrued interest	210,831	189,116
Other long term liabilities	-	(1,169)
Commitments and contingencies	-	30,000,000
Net cash (used in) provided by operating activities	(766,532)	(800,010)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(124,021)
Purchase of intangibles	-	(1,124,873)
Net cash used in investing activities	-	(1,248,894)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	870,976	-
Payments on notes payable - related parties	-	(479,096)
Net cash (used in) provided by financing activities	870,976	(479,096)
Net effect of exchange rate changes on Cash	(143,475)	8,392
NET CHANGE IN NET CASH AND RESTRICTED CASH	(39,031)	(2,519,608)
CASH AND RESTRICTED CASH - BEGINNING OF YEAR	102,766	32,638,970
CASH AND RESTRICTED CASH - END OF PERIOD	$63,735	$30,119,362
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

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

The Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $219 million and a working capital of approximately negative $2.8 million at September 30, 2023. The Company had loss from operations of $3.4 million for the three months ended September 30, 2023.

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

3. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain footnotes and other financial information normally required by accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations. In management’s opinion, these condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and notes thereto and include all adjustments, consisting of normal recurring items, considered necessary for fair presentation. The operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The condensed consolidated balance sheet as of September 30, 2023 has been derived from our unaudited financial statements at that date but does not include all disclosures and financial information required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2022, which were included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on June 15, 2023 (the “Annual Report”).

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

Cash

As of September 30, 2023 and December 31, 2022, cash and cash equivalents were comprised of cash deposits. Certain deposits with some banks exceeded federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of September 30, 2023 and December 31, 2022.

Accounts Receivable

Through the various merchant providers used by us, we pre-authorize forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and we do not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, or its customers, in the normal course of business. We estimate our bad debt exposure each period and record a bad debt provision for accounts receivable we believe may not be collected in full. The Company had an allowance for uncollectible receivables of $84,520 as of September 30, 2023 and December 31, 2022.

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

Notes Receivable

Notes receivable consist of contracts where the Company has loaned funds to outside parties. The Company accrues interest receivable over the term of the outstanding notes and reviews for doubtful collectability periodically but in no instance less than annually .

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. As of September 30, 2023, the Company excluded 10,456 stock options, 23,417 restricted awards, 24,415 warrants, 100,000 earn out shares and 87,500 unit purchase options respectively in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred.

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

Pursuant to the terms of the Business Combination Agreement, the holders of issued and outstanding shares of AutoLotto prior to the Closing (the “Sellers”) were entitled to receive up to 300,000 additional shares of common stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “TDAC Founders”) were also entitled to receive up to 200,000 additional shares of common stock (the “TDAC Founder Earnout Shares” and, together with the Seller Earnout Shares, the “Earnout Shares”). None of the earnout criteria had not been met by the December 31, 2021 and 2022 deadlines set forth in the Business Combination Agreement, thus no Seller Earnout Shares or TDAC Founder Earnout Shares were granted, accordingly, none of the Seller Earnout Shares and TDAC Founder Earnout Shares remain eligible to be earned.

5. Prepaid Expenses

Prepaid expenses consists primarily of advertising credits from two top tier media organizations that operate in the United States. The advertising credits were obtained in return for warrants, shares of common stock and shares of preferred stock. The agreements do not specify a time period for utilizing these credits and there is no requirement to provide cash or other consideration in connection with utilizing them. The balance can be utilized at any time at the mutual consent of the parties. The Company expects to begin utilizing these credits in the fourth quarter of 2023 or first quarter of 2024 and anticipates fully utilizing all of them by the end of 2024. Accordingly, they are presented as current assets.

6. Notes Receivable

On March 22, 2022, the Company entered into a three-year secured promissory note agreement with a principal amount of $2,000,000. The note bears simple interest at the rate of approximately 3.1% annually, due upon maturity of the note. The note is secured by all assets, accounts, and tangible and intangible property of the borrower and can be prepaid any time prior to its maturity date. As of September 30, 2023, the entire $2,000,000 in principle was outstanding.

This note was received in consideration for a portion of the development work that the Company performed for the borrower who had intended to use the Company’s technology to launch its own online game in a jurisdiction outside the U.S., where the Company is unlikely to operate.

7. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	September 30, 2023				December 31, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,350,000	$(950,135)	$399,865	$1,350,000	$(781,385)	$568,615
Trade name	6 years	2,550,000	(960,972)	1,589,028	2,550,000	(642,222)	1,907,778
Technology	6 years	3,050,000	(1,819,028)	1,230,972	3,050,000	(1,437,778)	1,612,222
Software agreements	6 years	14,450,000	(8,086,110)	6,363,890	14,450,000	(5,968,611)	8,481,389
Gaming license	6 years	4,020,000	(1,507,500)	2,512,500	4,020,000	(1,005,000)	3,015,000
Internally developed software	2 - 10 years	2,904,423	(648,463)	2,255,960	2,904,423	(350,232)	2,554,191
Domain name	15 years	6,935,000	(1,438,500)	5,496,500	6,935,000	(1,091,750)	5,843,250
		$35,259,423	$(15,410,708)	$19,848,715	$35,259,423	$(11,276,978)	$23,982,445

Amortization expense with respect to intangible assets for the three months ended September 30, 2023 and 2022 totaled $1,371,707 and $1,378,775, respectively, and for the nine months ended September 30, 2023 and 2022 totaled $4,133,730 and $4,006,903, respectively, which is included in depreciation and amortization in the Statements of Operations.

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
Remainder of 2023	$1,367,042
2024	5,058,170
2025	4,738,170
2026	2,870,670
2027	1,359,775
Thereafter	4,454,888
$19,848,715

The Company had software development costs of $476,850 related to projects not placed in service as of September 30, 2023 and December 31, 2022, respectively, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

8. Property and Equipment, net

Property and equipment, net as of September 30, 2023 and December 31, 2022, consisted of the following:

	September 30,	December 31,
	2023	2022

Computers and equipment	$125,400	$124,199
Furniture and fixtures	16,898	16,898
Software	2,026,200	2,026,200
Property and equipment	2,168,498	2,167,297
Accumulated depreciation	(2,144,563)	(2,059,219)
Property and equipment, net	$23,935	$108,078

Depreciation expense was $49,562 for the three months ended September 30, 2023, and was $36,277 for the three months ended December 31, 2022.

9. Other Long Term Assets

In the Spring of 2022, the Company made an investment of $16.5 million with a subsidiary of J. Streicher Financial, LLC. In the Summer of 2023, when the Company sought return of part of all of the investment, the Streicher subsidiary was unable to return the funds. The Company sued Streicher in Delaware Chancery Court and won a judgement against Streicher on September 6, 2022. The company is currently pursuing collection against the judgement.

Definitive terms for payment from Streicher have not been agreed upon by the parties and the Company anticipates that Streicher will pay it over a period of time that may exceed one year. While the Company expects to recover from Streicher 100% of its attorney fees incurred in connection with the Delaware Chancery Court proceedings, as a conservative measure it reduced the total amount owed from $16.5 million to $15 million, which difference represents attorney fees related to winning the judgement. Because the payments are expected to be received over time, the company discounted the cash flows and recorded a net amount of $13,009,685 after allowing for attorney fees and applying discounting and reported that amount in its financial statements from March 31, 2022 to December 31, 2022. During the first quarter of 2023, Streicher made payments totaling approximately $125,000 reducing the balance to $12,884,686. Because the timing of receipt from Streicher has not been agreed to and may extend beyond one year, the Company is presenting this balance as a long term asset.

10. Notes Payable and Convertible Debt

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties verbally agreed to extend the maturity of the notes to December 31, 2022. The Company cannot prepay the loans without consent from the noteholders. As of September 30, 2023, there have been no Qualified Financing events that trigger conversion  , accordingly the remaining outstanding balance of $771,500 is no longer convertible and has been reclassified to Notes Payable as per the agreement. Accrued interest on the notes payable was $318,909 at September 30, 2023. These Notes Payable are in default.

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

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 488,226 shares of Lottery.com common stock, accordingly, the remaining outstanding balance of $185,095 is no longer convertible and has been reclassified to notes payable (See Note 3). Accrued interest on this note as of September 30, 2023 is $61,067.

Woodford Funding

The Company received funding that became available through Woodford Eurasia Assets, Ltd. (“Woodford”), which entered into a loan agreement with the Company on December 7, 2022 (the “Woodford Loan Agreement”). Pursuant to the Woodford Loan Agreement, Woodford agreed to fund up to $2.5 million, subject to certain conditions and requirements, of which approximately $991,000 has been received to date. The parties may also mutually agree to increase the amount of the funding to $52.5 million (i.e., an additional $50 million). Amounts borrowed accrue interest at the rate of 12% per annum   (22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan. Amounts borrowed can be repaid at any time without penalty.

Amounts borrowed pursuant to the Woodford Loan Agreement are convertible into the Company’s common stock, beginning 60 days after the first loan date, at the option of the lender, at the rate of 80% of the lowest publicly available price per share of Company common stock within 10 business days of the date of the agreement (which was equal to $5.60  per share), subject to a 4.99% beneficial ownership limitation and a separate limitation preventing the holder from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining shareholder approval for such issuance.

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

The Woodford Loan Agreement includes confidentiality obligations, representations, warranties, covenants, and events of default, which are customary for a transaction of this size and nature. Included in the Woodford Loan Agreement are covenants prohibiting us from (a) making any loan in excess of $1 million or obtaining any loan in an amount exceeding $1 million without the consent of Woodford, which may not be unreasonably withheld; (b) selling more than $1 million in assets; (c) maintaining less than enough assets to perform our obligations under the Woodford Loan Agreement; (d) encumbering any assets, except in the normal course of business, and not in an amount to exceed $1 million; (e) amending or restating our governing documents; (f) declaring or paying any dividend; (g) issuing any shares which negatively affects Woodford; and (h) repurchasing any shares.

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

UCIL Financing

On July 26, 2023, the Company entered into a credit facility (the “UCIL Credit Facility”), which is represented by a loan agreement, which was initially entered into on July 26, 2023 and was amended and restated on August 8, 2023 and subsequently amended on August 18, 2023 (as so amended,  the “UCIL Loan Agreement”), with United Capital Investments London Limited (“UCIL”), an entity in which each of Matthew McGahan, the Company’s interim Chief Executive Officer and Chair of the Company’s Board, and Barney Battles, a member of the Board, have a direct or indirect interest. The decision by the Company to enter into the UCIL Loan Agreement follows an acknowledgment by the Company amongst other things, that it had not received the requisite funding on a timely basis that it expected from Woodford, despite the Company making several requests to Woodford for said funding under the Woodford Loan Agreement. Moreover, the Board of Directors determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement with UCIL, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued, and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the Woodford Loan Agreement. Given the uncertainty of the continued financing under the Woodford Loan Agreement, the Board of Directors sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments were deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of September 30, 2023 and December 31, 2022, the balance of the loan was $150,000. As of September 30, 2023, the accrued interest on this note was $4,874.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at variable rates, are unsecured, and the parties verbally agreed the notes would be due upon a qualifying financing event. As of September 30, 2023 and December 31, 2022 the balance of the loans totaled $13,000.

Notes payable

On August 28, 2018, in connection with the purchase of the entire membership interest of TinBu, the Company entered into several notes payable totaling $12,674,635 with the sellers of the TinBu and a broker involved in the transaction. The notes had an initial interest rate of 0%, and original maturity date of January 25, 2022. The notes payable were modified during 2021 to extend the maturity to June 30, 2022 and the interest rate was modified to include simple interest of 4.1% per annum effective October 1, 2021. Each of the amendments were evaluated and determined to be loan modifications and accounted for accordingly. As of September 30, 2023 and December 31, 2022, the balance of the notes was $2,336,081. These notes payable are in default.

11. Stockholders’ Equity

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

As of September 30, 2023 and December 31, 2022, 2,518,822 and 2,522,225 shares of common stock, respectively, were outstanding. During the three months ended September 30, 2023, the Company did not issue any additional shares of common stock.

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

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Life (years)

Outstanding at December 31, 2022	24,415	$30.40	2.8
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at September 30, 2023	24,415	30.40	2.1

Exercisable at September 30, 2023	24,415	$30.40	2.1

Private Warrants

Private warrants of TDAC issued before the business combination were forfeited and did not transfer to the surviving entity.

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 87,500 Units exercisable at $240.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of the Business Combination. The 87,500 Units represented the right to purchase 87,500 shares of common stock and 87,500 warrants to purchase 87,500 shares of common stock. The unit purchase option could be exercised for cash or on a cashless basis, at the holder’s option, and expired on May 29, 2023. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Business Combination resulting in a charge directly to stockholders’ equity.

Common Stock Warrants

On February 15, 2022, the Company issued warrants to purchase an aggregate 4,631 shares of the Company’s common stock at an exercise price of $151.20 per share. The warrants were valued at $194,695 using a Black-Scholes pricing model.

The Company has classified the warrants as having Level 2 inputs and used the Black-Scholes option-pricing model to value the warrants. The fair value at the issuance dates for the above warrants was based upon the following management assumptions:

Issuance dates
Risk-free interest rate	1.80%
Expected dividend yield	0%
Expected volatility	113.17%
Term	3 years
Fair value of common stock	$3.75

The Company did not issue any other warrants during the nine months ended September 30, 2023 or the year ended December 31, 2022. All outstanding warrants are fully vested and have a weighted average remaining contractual life of 3.6 years. The Company incurred expenses related to outstanding warrants of $0 and $194,695 for the nine months ended September 30, 2023 and 2022, respectively.

Beneficial Conversion Feature – Convertible Debt

As detailed in Note 8 – Notes Payable and Convertible Debt, the Company has issued two series of convertible debt. Both issuances resulted in the recognition of the beneficial conversion features contained within both of the instruments. The Company recognized the proceeds allocable to the beneficial conversion feature of $8,480,697 as additional paid in capital and a corresponding debt discount of $2,795,000. This additional paid in capital is reflected in the condensed consolidated Statements of Equity for the three months ended September 30, 2023 and the year ended December 31, 2022.

Earnout Shares

As detailed in Note 3 – as part of the TDAC Combination which occurred in October of 2021 a total of 5,000,000 Earnout Shares were eligible for issuance, subject to the occurrence of certain conditions, until December 31, 2022. Conditions required for earning those shares were not met, accordingly no Earnout Shares remain eligible for issuance.

12. Stock-based Compensation Expense

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

Stock Options

As of September 30, 2023, there were 10,456 stock options outstanding. The Company did not issue any new stock options during the three months ended September 30, 2023.

There was no stock-based compensation expense related to the employee options for the three months ended September 30, 2023 and 2022.

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

For the three months ended September 30, 2023, the Company recognized $358,349 of stock compensation expense related to the employee restricted stock grants. As of September 30, 2023, unrecognized stock-based compensation associated with the restricted stock awards is $2,986,246 which will be expensed over the next 1.04 years.

The Company had restricted stock activity summarized as follows:

Weighted
Average
	Number of	Grant
	Shares	Fair Value
To Outstanding at December 31, 2022	191,622	$295.00
Granted	-	-
Vested	-	-
Forfeited/canceled	-	-
Restricted shares unvested at September 30, 2023	191,622	$295.00

13. Income Taxes

We are required to file federal and state income tax returns in the United States. The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. In consultation with our tax advisors, we base our tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal and state taxing authorities in the jurisdictions in which we file tax returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by us (“uncertain tax positions”) and, therefore, may require us to pay additional taxes. As required under applicable accounting rules, we accrue an amount for our estimate of additional income tax liability, including interest and penalties, which we could incur as a result of the ultimate or effective resolution of the uncertain tax positions. We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

14. Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with members of its Board of Directors, Officers, business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2023 and December 31, 2022.

Digital Securities

In 2018, the Company commenced an offering (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of net sweepstakes revenue of a wholly-owned entity of the Company, LDC Crypto Universal Public Company Limited (“LDC”); in February 2022, LTRY WinTogether, Inc. (“LTRY WinTogether”), a wholly-owned subsidiary of the Company assumed the obligations and liabilities of LDC, including, without limitation, with respect to the Digital Securities. The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of any other subsidiary of the Company or of the Company nor do they otherwise hold any rights that a holder of equity securities of LTRY WinTogether or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net sweepstakes revenue. If the net sweepstakes revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any sweepstakes of LTRY WinTogether for such period. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. No additional obligations related to the holders of outstanding Digital Securities were incurred during the year ended December 31, 2022 or the nine months ended September 30, 2023. The Company has not satisfied the outstanding obligation for 2021 as of September 30, 2023.

The Company leases office space in Spicewood, Texas (the “Spicewood Lease”), under an agreement which expires January 21, 2024. For the three months ended September 30, 2023 and 2022, the Company’s total rent expense for the Spicewood Lease was approximately $6,000 each quarter.

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

Litigation and Other Loss

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “Plaintiffs”) filed its original complaint against Lottery.com, Inc. f/k/a AutoLotto, Inc. (the “Company”) and its wholly-owned subsidiary TinBu, LLC (“TinBu”) (Company and TinBu collectively referred to herein as “Defendants”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. On October 13, 2023, the Court granted the Defendants’ Motion to Stay Litigation and Discovery pending a ruling on its Motion to Compel Arbitration. On November 16, 2023, the Court granted Defendants’ Motion to Compel Arbitration in Texas. The parties await a signed written order from the Court to that effect.

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

In an effort to avoid post-judgment discovery, Streicher indicated a willingness to pay the judgment over time with interest and attempted to negotiate a settlement and forbearance agreement with the Company. Streicher’s original deadline to produce documents and respond to the post-judgment discovery was January 16, 2023, and the Deposition was scheduled to take place on January 19, 2023. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000 and agreed to make another payment in the amount of $75,000 on February 28, 2023. Streicher failed to remit the payment on February 28, 2023, and as a result, the Company is proceeding with the post-judgment discovery and depositions, which was scheduled for March 16, 2023, provided that Streicher did not appear at such hearing. The Company intends to fully collect on the Judgment and intends to pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied.

15. Related Party Transactions

The Company has entered into transactions with related parties. The Company regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with nonrelated parties.

During the year ended December 31, 2020, the Company entered into borrowing arrangements with the individual founders to provide operating cash flow for the Company. The Company paid $4,700 during the year ended December 31, 2020 and has an outstanding balance for these loans at September 30, 2023 of $13,000.

Services Agreement with Master Goblin Games, LLC

In March 2020, the Company entered into a service agreement (as amended, the “Service Agreement”), with Master Goblin Games, LLC (“Master Goblin”), an entity that is wholly-owned by our former CFO and President, Ryan Dickinson. Master Goblin leases retail locations in certain U.S. jurisdictions from which it operated tabletop game retail stores and, ancillary to such retail operations, acted as sales agent or retailer licensed by the state lottery commission of such jurisdiction to sell lottery game tickets from such retail stores. The Company acquired lottery games as requested by users from Master Goblin on a non-exclusive basis in such jurisdictions.

Pursuant to the Service Agreement, Master Goblin was authorized and approved by the Company to incur up to $100,000 in initial expenses per location for the commencement of operations at each location, including, without limitation, tenant improvements, furniture, inventory, fixtures and equipment, security and lease deposits, and licensing and filing fees. Similarly, pursuant to the Service Agreement, during each month of operation, Master Goblin was authorized to submit to the Company for reimbursement on-going expenses of up to $5,000 per location for actually incurred lease expenses. The initial expenses were to be submitted by Master Goblin to the Company upon Master Goblin securing a lease, and leases were only secured by Master Goblin in any location upon request of the Company. On-going expenses were submitted by Master Goblin to the Company for reimbursement on a monthly basis, subject to offset, and were recorded by the Company as an expense. To the extent Master Goblin had a positive net income in any month, exclusive of the sale of lottery games, such net income reduced or eliminated such reimbursable expenses for that month. In addition, from time to time Master Goblin might incur certain additional reimbursable expenses for the benefit of the Company. The Company paid Master Goblin an aggregate of approximately $440,000 and $800,000, including expense reimbursements under the Service Agreement and additional reimbursable expenses, during the years ended December 31, 2022 and 2021, respectively. In January of 2023, the company paid $53,000 to Master Goblin Games for settlement of outstanding obligations of $316,919 and the parties mutually agreed to terminate the business relationship.

Credit Facility with United Capital Investments London Limited

On July 26, 2023, the Company entered into a credit facility (the “UCIL Credit Facility”) with United Capital Investments London Limited (“UCIL”). Each of Matthew McGahan, the Company’s interim Chief Executive Officer and Chair of the Board, and Barney Battles, a member of the Board, have a direct or indirect interest in UCIL. See Note [10] for additional information regarding the UCIL Credit Facility.

16. Subsequent Events

On October 11, 2023, the Company filed with the Securities and Exchange Commission a registration statement on Form S-8 (this “Registration Statement”) to register under the Securities Act of 1933, as amended (the “Securities Act”) 500,000 shares of common stock, par value of $0.001 per share of the Company. These shares being registered are in addition to the shares registered by the Company on Form S-8 dated April 6, 2022. Additionally, the Company’s Board of Directors approved the 2023 Employees’, Directors’ and Consultants’ Stock Issuance Option Plan which authorizes the Company. to issue either shares directly or options to purchase up to 500,000 shares of common stock, on terms to be determined, to its Employees, Directors, and Consultants

On November 8, 2023, the Company entered into its second agreement with the International Gaming Alliance (“IGA”). This agreement impacts multiple aspects of the Company’s business including: making IGA an operational partner in Global Gaming; establishing IGA as a Master Affiliate for lottery ticket and sweepstakes new business initiatives; and authorizing the utilization of the Company’s prepaid advertising credits for co-branded domestic initiatives.

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

The following day, on July 29, 2022, the Company effectively ceased operations (the “Operational Cessation”), when it furloughed the majority of its employees and generally suspended its lottery game sales. The Company’s remaining employees were limited to the heads of the product, information technology and human resources teams as well as the entire legal and compliance team. Within one week, several additional employees were recalled from furlough. All non-furloughed employees were retained, at the discretion of the Company’s then Chief Operating Officer and Chief Legal Officer, to provide the minimal business functions needed to address the Company’s legal and compliance issues and to secure necessary funding to resume the Company’s operations. Less than half of these non-furloughed employees remain active in the efforts to restore Company operations and as of September 30, 2023, approximately $3.46 million in outstanding payroll obligations remain unpaid.

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

AutoLotto $30,000,000 Business Loan

On January 4, 2022, AutoLotto entered into a Business Loan Agreement (the “Business Loan”) with The Provident Bank (“Provident”), pursuant to which the Company borrowed $30,000,000 from Provident, which was evidenced by a $30,000,000 Promissory Note. The Promissory Note accrued interest at the rate of 2.750% per annum (7.750% upon the occurrence of an event of default) and had a maturity date of January 4, 2024. Monthly interest payments were due under the Promissory Note beginning February 4, 2022. The Promissory Note could be repaid at any time without penalty. The Promissory Note included customary events of default for a debt obligation of the size of the Promissory Note. The Business Loan included representations and warranties of AutoLotto and covenants (both positive and negative) which were customary of a customary for a transaction of this nature and size, including rights to set off. Upon the occurrence of an event of default, Provident could declare the entire amount owed immediately due and payable. The agreement required payment of a 1% commitment fee at the time of our entry into the Business Loan, and another 1% annual loan fee on the first year anniversary thereof.

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

Loan Agreement with Woodford

On December 7, 2022, the Company entered into a loan agreement (the “Woodford Loan Agreement”) with Woodford Eurasia Assets, Ltd. (“Woodford”), pursuant to which Woodford agreed to provide the Company with up to $2.5 million, subject to certain conditions and requirements, of which approximately $991 thousand has been received to date. The parties may also mutually agree to increase the amount of the loan to $52.5 million (i.e., an additional $50 million). Amounts borrowed accrue interest at the rate of 12% per annum (or 22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan. Amounts borrowed can be repaid at any time without penalty.

Amounts borrowed pursuant to the Woodford Loan Agreement are convertible, at Woodford’s option, into shares of the Company’s common stock, beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of common stock within 10 business days of the date of the Woodford Loan Agreement (which was equal to $5.60 per share), subject to a 4.99% beneficial ownership limitation and a separate limitation preventing Woodford from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining shareholder approval for such issuance.

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

The Company also agreed to grant warrants to purchase shares of common stock to Woodford (the “Woodford Warrants”) in an amount equal to 15% of the Company’s 2,522,225 issued and outstanding shares of common stock. Each Woodford Warrant has an exercise price equal to the average of the closing price of the Company’s common stock for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to an exercise price of $5.60 per share. In the event the Company fails to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount (i.e., will equal $4.20 per share).

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

Loan Agreement with UCIL

On July 26, 2023, the Company entered into a credit facility (the “UCIL Credit Facility”) with United Capital Investments London Limited (“UCIL”). Each of Matthew McGahan, the Company’s interim Chief Executive Officer and Chair of the Board, and Barney Battles, a member of the Board, have a direct or indirect interest in UCIL. The UCIL Credit Facility consists of (a) funding in the principal amount of up to $1,000,000 to be paid in tranches over time and as requested by the Company (the “Initial Loan”), wherein in return for the Initial Loan the Company shall issue to UCIL a number of warrants to purchase shares of the Company’s common stock in an amount representing at least 4.5% but not exceeding 15% of the Company’s issued and outstanding common stock on the date of such issuance; and (b) an additional credit facility, at the Company’s written request and at UCIL’s sole discretion for an amount up to a total of $49,000,000 in additional financing (the “Accordion”) in subsequent funding tranches. The interest rate on the Initial Loan and the Accordion is 10% per annum. The UCIL Credit Facility provides that UCIL may elect, in its sole discretion, to convert an amount of the Initial Loan and the Accordion, together with accrued interest, into shares of common stock at a conversion price calculated in accordance with the terms of the UCIL Loan Agreement (as defined below). In addition, the UCIL Credit Facility includes certain customary representations, warranties and events of default subject to customary notice and cure rights. The UCIL Credit Facility is represented by a loan agreement, which was initially entered into on July 26, 2023. On August 8, 2023. the loan agreement was amended and restated (such agreement as so amended and restated, the “UCIL Loan Agreement”) to remove an option to purchase up to 100% of the shares of Sports.com, a wholly-owned subsidiary of the Company, initially granted by the Company to UCIL. As of the date of this Report, UCIL has provided $797,556 of funding to the Company as part of the $1.2 million Initial Loan.

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

International Expansion

In June 2021, we closed the acquisition of Global Gaming, which holds 80% of the equity of each of Aganar and JuegaLotto. Aganar operates in the licensed Online Lottery market in Mexico and is licensed to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license. JuegaLotto is licensed by Mexico authorities to commercialize international lottery games in Mexico through an authorized gaming portal and to commercialize games of chance in other countries throughout Latin America. As of December 31, 2022 (the most recent date available), Latin America’s estimated lottery market was approximately $11.8 billion across 26 countries. As of December 31, 2021 (the most recent date available), the addressable market in the countries that JuegaLotto and Aganar cover includes 652 million people and potential customers. We believe these acquisitions will provide inroads for the Company throughout Mexico and Latin America as we expand our international operations, expand our portfolio of products, and expose our existing products to new markets.

On April 22, 2023, the Company signed an exclusive affiliate agreement with International Gaming Alliance (IGA), to supply official Texas lottery tickets in the Dominican Republic. The Company began supplying these tickets in the Dominican Republic in July 2023

On September 28, 2023, we entered into an agreement to acquire Nook Holdings Limited. As part of the agreement, Nook will operate under the Sports.com brand. When the acquisition is finalized, we will have access to sports and wellness content and services in the Dubai and broader Middle Eastern market.

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

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and — importantly — to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the Operational Cessation, we generated revenue from this service fee and mark-up. Our B2B API Platform resumed limited operations in April 2023. As of the date of this Report, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational in the first quarter of 2024.

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

The   WinTogether platform continued operating after the Operational Cessation, until all sweepstakes campaigns were completed and all prizes awarded. On March 29, 2023, the board of directors of WinTogether voted to suspend its relationship with the Company. The suspension of the relationship was rescinded by the WinTogether board on November 16, 2023

Current Operations

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

Phase 2 – Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform in the first quarter of 2024. As of the date of this Report, the Company expects that it will initially relaunch its B2C Platform to customers in Texas for a period of time before rolling it out to other jurisdictions. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns geared towards encouraging prior customers to return to the Platform and to acquire new customers.

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

There can be no assurance that we will have sufficient capital to support our operations and pay expenses, repay our debt, or that additional funds will be available on favorable terms, if at all. We may not be able to restart our operations and/or generate sufficient funding to support such operations in the future. The Company’s ability to continue its current operations, and restart its prior operations, is dependent upon obtaining new financing. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. There can be no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Internationally, B2C sales in jurisdictions where we do not have direct or indirect authority generate an immaterial amount of revenue, and we are assessing our operations in these jurisdictions. As discussed above, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational in the first quarter of 2024.

Revenue from B2B API. The Company charges a technology fee for the use of the B2B API. The company does not mark-up the cost of the ticket nor does it impose a service fee on our third-party commercial partner’s customers. As discussed above, following the Operational Cessation, our B2B API Platform resumed limited operations in April 2023.

Data Services. Commercial acquirers of our Data Service pay a subscription fee for access to the Data Service and, for acquisition of certain large data sets, an additional per record fee. The Company additionally enters into multi-year contracts pursuant to which it sells proprietary, anonymized transaction data pursuant to multi-year agreements and in accordance with our Terms of Service in consideration of a fee. Our Data Services operations were not impacted by the Operational Cessation.

Our Operating Costs and Expenses

Personnel Costs. Personnel costs include salaries, payroll taxes, health insurance, worker’s compensation and other benefits for management and office personnel.

Professional Fees. Professional fees include fees paid for legal and financial advisors, accountants and other professionals.

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

International operations. We face challenges related to expanding our footprint globally and the related process of obtaining the licenses and regulatory approvals necessary to provide services and products within new and emerging markets. The international jurisdictions where we operate and seek to expand have been subject to increasing foreign currency fluctuations against the U.S. dollar, soaring inflation and political and economic instability. We expect these trends to continue during the remainder of 2023 and likely in fiscal 2024 and believe they are likely to cause a material decrease in consumer spending, which could have a material impact on our revenues. We expect that it will take a longer period of time to achieve revenue gains or generate cash in the new regions or any new international jurisdictions in which we expand, outside of our domestic geographies.

Introduction of a new gaming platform.   We developed a proprietary, blockchain-enabled gaming platform, which we named Project Nexus. Project Nexus is designed to handle high levels of user traffic and transaction volume, while maintaining expediency, security, and reliability in processing lottery game sales, the retail requirements of the B2C Platform, the administrative and back-office functionality required by the B2B API, and the claims and redemption process. We expect to utilize this platform to launch new products, including any proprietary products we may introduce. The introduction of new technology like Project Nexus is subject to risks including, for example, implementation delays, issues successfully integrating the technology into our solutions, or the possibility that the technology does not produce the expected benefits.

Our growth plans and the competitive landscape. Our direct competitors operate in the global entertainment and gaming industries and, like us, seek to expand their product and service offerings with integrated products and solutions. Our short-to-medium term focus is on increasing our penetration in our existing U.S. jurisdiction by increasing direct to consumer marketing campaigns, introducing our B2C Platform into new U.S. and international jurisdictions, and acquiring synergistic regulated and sports betting enterprises domestically and abroad. Competition in the sale of online lottery games has significantly increased in recent years, is currently characterized by intense price-based competition, and is subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. To maintain our competitive edge alongside other established industry players (many of which have more resources, or capital), we expect to incur greater operating expenses in the short-term, such as increased marketing expenses, increased compliance expenses, increased personnel and advisory expenses associated with being a public company, additional operational expenses and salaries for personnel to support expected growth, additional expenses associated with our ability to execute on our strategic initiatives including our aim to undertake merger and acquisition activities, as well as additional capital expenditures associated with further development and implementation of Project Nexus.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and September 30, 2022, respectively.

	For the three months Ended September 30,
	2023	2022	$ Change	% Change

Revenue	$285,523	$711,477	(425,954)	-60%
Cost of revenue	72,171	271,265	199,094	73%
Gross profit	213,352	440,212	(226,960)	-52%

Operating expenses:
Personnel costs	1,289,893	1,298,009	(8,116)	-%
Professional fees	400,837	2,085,898	(1,685,061)	-81%
General and administrative	255,441	1,666,482	(1,411,041)	-85%
Depreciation and amortization	1,421,269	1,478,242	(56,973)	-4%
Total operating expenses	3,367,440	6,528,631	(3,161,191)	-48%
Loss from operations	(3,154,088)	$(6,088,419)	2,934,331	-45%

Other expenses
Interest expense	243,424	(438)	(243,862)	-%
Other (income) expense	3,105	5,009	1,904	-38%
Total other expenses, net	246,529	4,571	(241,958)	-%

Net loss before income tax	$(3,400,617)	$(6,092,990)	9,444,045	155%
Income tax expense (benefit)	-	-	-	-%
Net loss	(3,400,617)	(6,092,990)	9,444,045	155%

Revenue.

Revenue. Revenue for the three months ended September 30, 2023 was $285,000, a decrease of $426,000, or 60%, compared to revenue of $711,000 for the three months ended September 30, 2022. Lottery related revenue for domestic operations decreased by $385,000 in the third quarter of 2023; revenue for the TinBu subsidiary decreased by $37,000 and revenue from the Global Gaming subsidiary decreased by $4,000.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the three months ended September 30, 2023 was $72,000, a decrease of $199,000, or 73%, compared to cost of revenue of $271,000 for the three months ended September 30, 2022. The decrease in cost of revenue was driven by the decrease in the number of lottery games sold domestically as compared to the third quarter of 2022 which resulted in a decrease of $62,000 in payment processing fees and a decrease of $130,000 in commission expense for the third quarter of 2023.

Gross Profit. Gross profit for the three months ended September 30, 2023 was $213,000 compared to $440,000 for the three months ended September 30, 2022, a decrease of $227,000, or 52%. This decrease was primarily due to lower revenue in the third quarter of 2023 as compared to the same period in 2022.

Operating Costs and Expenses.

	For the three months Ended September 30,
	2023	2022	$ Change	% Change

Operating expenses:
Personnel costs	1,289,893	1,298,009	(8,116)	-%
Professional fees	400,837	2,085,898	(1,685,061)	-81%
General and administrative	255,441	1,666,482	(1,411,041)	-85%
Depreciation and amortization	1,421,269	1,478,242	(56,973)	-4%
Total operating expenses	3,367,440	6,528,631	(3,210,753)	-48%
Loss from operations	(3,104,526)	$(6,088,419)	2,983,893	-45%

Operating expenses for the three months ended September 30, 2023 were $3.3 million, a decrease of $3.2 million, or 49%, compared to $6.5 million for the three months ended September 30, 2022. The reduction was primarily driven by decreases of $1.7 million in professional fees accompanied by a decrease of in general and administrative expenses of $1.4 million. Reasons for these decreases are described below.

Personnel Costs. Personnel costs were essentially the same for the three months ended September 30, 2022, and the three months ended September 30, 2023.

Professional Fees. Professional fees decreased by $1.7 million or 81%, from $2.1 million for the three months ended September 30, 2022 to $401 thousand for the three months ended September 30, 2023. The decrease was primarily due to lower expenditures for legal expenses [$1.4 million lower] research and development [$178,000 lower] and accounting [$100,000 lower] in the third quarter of 2023 as compared with the prior year.

General and Administrative. General and administrative expenses decreased $1.4 million, or 85%, from $1.7 million for the three months ended September 30, 2022 to $255,000 for the three months ended September 30, 2023. The primary reason for the decrease was significantly lower expenses for business insurance [$837,000 lower] and marketing [$161,000 lower] in the third quarter of 2023. Additionally an expense of $412,500 was recorded for the impairment of an intangible asset that had been recorded for a software application, which was being developed for a use with a partner, that the company determined would not be completed or put into its intended purpose as the relationship with that partner ended in the third quarter of 2022.

Depreciation and Amortization. Depreciation and amortization decreased $57,000, or 4%, from $1.48 million for the three months ended September 30, 2022 to $1.42 million for the three months ended September 30, 2023. The decrease was primarily driven by a decrease in depreciation expense for the third quarter of 2023 as compared with the same quarter for 2022 because certain fixed assets became fully depreciated earlier in 2023.

Other (Income) Expense, Net.

	For the three months Ended September 30,
	2023	2022	$ Change	% Change

Other expenses
Interest expense	243,424	(438)	(243,862)	-%
Other (income) expense	3,105	5,009	1,904	-38%
Total other expenses, net	246,529	4,571	(241,958)	-%

Interest Expense. Interest expense for the three months ended September 30, 2023 was $244,000 vs interest income of 0.5 thousand for 2022, an increase of $244,000. The increase was driven by accruals of interest on convertible loans received in 2023 from Woodford and UCIL and an accrual recorded to correct interest accrued on other outstanding Notes.

Other Income. Was essentially the same for the three months ended September 30, 2023 and 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and September 30, 2022, respectively.

	For the nine months Ended September 30,
	2023	2022	$ Change	% Change

Revenue	$1,561,096	$6,227,340	(4,666,244)	-75%
Cost of revenue	203,001	4,233,246	(4,030,245)	-95%
Gross profit	1,358,095	1,994,094	(409,139)	-26%

Operating expenses:
Personnel costs	3,606,841	35,213,231	(31,606,390)	-90%
Professional fees	2,499,568	6,443,357	(3,943,789)	-61%
General and administrative	1,557,271	8,606,444	(7,049173)	-82%
Depreciation and amortization	4,218,907	4,149,561	69,346	2%
Total operating expenses	11,882,587	54,412,593	(42,530,006)	-78%
Loss from operations	(10,524,492)	$(52,418,499)	41,894,007	-80%

Other expenses
Interest expense	284,589	74,588	210,001	282%
Other expense	61,577	3,946,302	(3,884,725)	-98%
Total other expenses, net	346,166	4,020,890	(3,674,724)	-91%

Net loss before income tax	$(10,870,658)	$(56,439,389)	45,568,731	-81%
Income tax expense (benefit)	-	-	-	-%
Net loss	(10,870,658)	(56,439,389)	45,568,731	-81%

Revenue.

Revenue. Revenue for the nine months ended September 30, 2023 was $1.6 million, a decrease of $4.7 million, or 75%, compared to revenue of $6.2 million for the nine months ended September 30, 2022. The decrease of approximately $4.7 million was comprised of a decrease in lottery related revenue of $3.0 million and a decrease of $1.8 million for project related revenue from business partners in the nine months ended September 30, 2022 which did not reoccur in 2023.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the nine months ended September 30, 2023 was $203,000, a decrease of $4.0 million, or 95%, compared to cost of revenue of $4.2 million for the nine months ended September 30, 2022. The decrease in cost of revenue was driven by the decrease in the number of lottery games sold in the first nine months of 2023 domestically which resulted in significantly lower commission expenses [$3.1 million lower], payment processing fees [$167,000 lower] and costs of labor and contractors for partner projects [$571,000 lower]. Costs of revenue were also lower for the Global Gaming subsidiary for the nine months ended September 30, 2023.

Gross Profit. Gross profit for the nine months ended September 30, 2023 was $1.4 million compared to $2.0 for the nine months ended September 30, 2022, a decrease of $400,000, or 26%. This decrease was primarily due to the decrease in revenue because project related revenue from business partners in the first nine months of 2022, which had higher margins, did not recur in 2023.

Operating Costs and Expenses.

	For the nine months Ended September 30,
	2023	2022	$ Change	% Change

Operating expenses:
Personnel costs	3,606,841	35,213,231	(31,606,390)	-90%
Professional fees	2,499,568	6,443,357	(3,943,789)	-61%
General and administrative	1,557,271	8,606,444	(7,049,173)	-82%
Depreciation and amortization	4,218,907	4,149,561	69,346	2%
Total operating expenses	11,882,587	54,412,593	(42,530,006)	-78%
Loss from operations	(10,524,492)	$(52,418,499)	41,894,007	-80%

Operating expenses for the nine months ended September 30, 2023 were $11.9 million, a decrease of $42.5 million, or 78%, compared to $54.4 million for the nine months ended September 30, 2022. The reduction was primarily driven by a decrease of $31.6 million in personnel costs accompanied by decreases in professional fees by $3.9 million and general and administrative expenses of $7.0 million. Reasons for these decreases are described below.

Personnel Costs. Personnel costs decreased by $31.6 million from $35.2 million for the nine months ended September 30, 2022, to $3.6 million for the nine months ended September 30, 2023. The decrease was due primarily to a decrease of $26.7 million in stock compensation expense related to equity grants that were valued at the share price soon after the Business Combination combined with lower salaries, employer payroll taxes, and benefits expenses due to reductions to headcount and compensation in 2023.

Professional Fees. Professional fees decreased by $3.9 million, or 61%, from $6.4 million for the nine months ended September 30, 2022 to $2.5 million for the nine months ended September 30, 2023. The decrease was primarily due to lower expenditures for legal expenses [$2.35 million lower] research and development [$741,000 lower], accounting [$603,000 lower], and information technology [$212,000] in the third quarter of 2023 as compared with the prior year.

General and Administrative. General and administrative expenses decreased $7.0 million, or 82%, from $8.6 million for the nine months ended September 30, 2022 to $1.6 million for the nine months ended September 30, 2023. Expenses for business insurance [$3.0 million lower], marketing and advertising [$1.7 million lower], royalties [$701,000 lower], software development [$571,000 lower], consulting [$454,000], and office rent [$138,000 lower] were all significantly lower in the first nine months of 2023. Additionally an expense of $412,500 was recorded for the impairment of an intangible asset that had been recorded for a software application, which was being developed for a use with a partner, that the company determined would not be completed or put into its intended purpose as the relationship with that partner ended in the third quarter of 2022.

Depreciation and Amortization. Depreciation and amortization increased $69,000, or 2%, from $4.15 million for the nine months ended September 30, 2022 to $4.22 million for the nine months ended September 30, 2023. The increase was primarily driven by the amortization of intangibles during 2023 which were placed in service during Q2 and Q3 of 2022 for which there was no amortization expense during the first nine months of 2022.

Other (Income) Expense, Net.

	For the nine months Ended September 30,
	2023	2022	$ Change	% Change

Other expenses
Interest expense	284,589	74,588	210,001	282%
Other expense	61,577	3,946,302	(3,884,725)	-98%
Total other expenses, net	346,166	4,020,890	(3,674,724)	-91%

Interest Expense. Interest expense increased by $210,000 for the nine months ended September 30, 2023 vs September 30, 2022. The increase was driven by accruals of interest on convertible loans received in 2023 from Woodford and UCIL and an accrual recorded in the third quarter of 2023 to correct interest accrued on other outstanding Notes.

Other Expense. We had approximately $61,000 in other expense for the nine months ended September 30, 2023 as compared to other expense of approximately $3.95 million for the nine months ended September 30, 2022. The primary component of the expense for the first nine months of 2022 was a non-recurring expense recorded in connection with a discount to reflect an asset that will be repaid to the company over time.

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

Following the Operational Cessation, our primary need for liquidity has been to fund the restart of our business operations, re-hire employees and pay our expenses. As of the date of this Report, our sources of liquidity have been the funds provided to us under the Loan Agreements with Woodford and UCIL, of which $900 thousand remains available to us under such agreements. We expect that the most likely source of such future funding presently available to us is through additional borrowings under the Loan Agreements or through the issuance of equity or debt securities. If UCIL does not advance us amounts owed under the Loan Agreement or we are otherwise not able to secure the necessary capital to restart our operations, hire new employees, and obtain funding sufficient to support and restart our operations, we may be forced to permanently cease our operations, sell off our assets and operations, and/or seek bankruptcy protection, which could cause the value of our securities to become worthless.

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

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bore interest at 10% per year, were unsecured, and were due and payable on June 30, 2019. The Company and the noteholders executed amendments in February 2021 to extend the maturity date to December 21, 2021. As of both September 30, 2023 and December 31, 2022, the balance of these notes was $771,500.

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

Immediately prior to the Closing, approximately $60.0 million of convertible debt was converted into equity of AutoLotto. As of September 30, 2023, we had $991 thousand of convertible debt outstanding in connection with the loan from Woodford and $798 thousand of convertible debt outstanding from the loan from UCIL.

See “Recent Developments— Loan Agreement with UCIL” above for additional information on the terms of the Loan Agreement.

Net cash used in operating activities was $766,000 for the nine months ended September 30, 2023, compared to net cash used in operating activities of $800,000 for the nine months ended September 30, 2022.

Net cash used in investing activities during the nine months ended September 30, 2023 was $0, compared to $1.25 million for the prior year. The decrease was primarily the result of lower purchases of intangible assets in the nine months ended September 30, 2023.

Net cash provided by financing activities was $871,000 for the nine months ended September 30, 2023, compared to net cash used of $479,000 for the nine months ended September 30, 2022, a difference of $1.2 million year over year. In 2023 the company received funding from the Woodford Group and UCIL whereas in 2022, the company paid down balances on notes payable from related parties.

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

Critical Accounting Policies and Estimates

Our financial statements and the related notes thereto included elsewhere in this Report are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of financial statements requires management to make estimates and assumptions that affect the reporting values of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The more significant estimates and assumptions are those used in determining the recoverability of long-lived assets. Accordingly, actual results could differ from those estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flow will be affected.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report and the notes to the audited financial statements appearing elsewhere in the Annual Report. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those discussed in our 2022 Annual Report. In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This guidance requires recognition of most lease liabilities on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations, as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2021, and for interim periods within annual periods after December 15, 2022. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. We are currently evaluating the impact that this guidance will have on our financial statements as well as the expected adoption method. The adoption of this standard will not have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”, as additional guidance on the measurement of credit losses on financial instruments. The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance is effective for all public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In October 2019, the FASB approved a proposal which grants smaller reporting companies additional time to implement FASB standards on current expected credit losses (CECL) to January 2023. As a smaller reporting company, we will defer adoption of ASU No. 2016-13 until January 2023. We are currently evaluating the impact this guidance will have on our condensed consolidated financial statements .

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 10(f)(1) of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer, Interim President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer, Interim President and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Interim Chief Executive Officer, Interim President and Chief Financial Officer has concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting with respect to our financial statement closing and reporting process, as described below.  As a result of this conclusion, we retained third-party accounting consultants who performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Specifically, management did not design and maintain sufficient procedures and controls related to revenue recognition including those related to ensuring accuracy of revenue recognized from non-routine transactions such as the sales of LotteryLink Credits, which resulted in an overstatement of revenue of approximately $52.1 million during the year ended December 31, 2021, which required a restatement of our previously issued financial statements for the year ended December 31, 2021 contained in the Amended Annual Report and an overstatement of revenue of approximately $18.24 million in the quarter ended March 31, 2022, which required a restatement of the previously issued financial statements for March 31, 2022 contained in the Form 10-Q/A  .

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

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

J. Streicher

On July 29, 2022, the Company filed its original Verified Complaint for Breach of Contract and Specific Performance (the “Streicher Complaint”) against J. Streicher Financial, LLC (“Streicher”) in the Court of Chancery of the State of Delaware (the “Chancery Court”), styled AutoLotto, Inc. dba Lottery.com v. J. Streicher Financial, LLC (Case No. 2022-0661-MTZ). In the Streicher Complaint, the Company alleged that Streicher breached the contract entered into by the parties on March 9, 2022 and demanded that Streicher return $16,500,000.00 it owes to the Company. On September 26, 2022, the Chancery Court entered an order in favor of the Company, Granting with Modifications Company’s Motion for Partial Summary Judgment in the amount of $16,500,000.00 (the “Streicher Judgment”). On October 27, 2022, the Chancery Court further awarded the Company $397,036.94 in attorney’s fees (the “Fee Order”). On November 15, 2022, the Company initiated efforts against Streicher to seek collections on the Judgment. On December 8, 2022, the Company’s prior attorney Skadden, Arps, Slate, Meagher & Flom, LLP (“Skadden”) filed its Combined Motion to Withdraw as Counsel and For a Charging Lien in amount of $3,024,201.17 for legal fees unpaid by Company (“Skadden’s Motion”). On December 30, 2022, the Company filed its response to Skadden’s Motion, alleging that the Chancery Court should deny Skadden’s Motion for a Charging Lien as a matter of law or, in the alternative, limit the charging lien to the amount of the attorneys’ fees awarded by the Fee Order. As of the date of this Amended Report, the Chancery Court has not set Skadden’s Motion for an oral hearing, nor has it entered an order on the motion . On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000.00. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000.00 and had agreed to make another payment in the amount of $75,000.00 on February 28, 2023, which it failed to make. The Company intends to fully collect on the Judgment and shall pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied.

Preston Million Class Action

On August 19, 2022, Preston Million filed the Class Action Complaint (the “Class Action Complaint”) against the Company and certain former officers and directors of the Company in the United States District Court for Southern District of New York (the “SDNY”), styled Preston Million, Individually and on Behalf of All Others Similarly Situated vs. Lottery.com, Inc. f/k/a Trident Acquisitions Corp., Anthony DiMatteo, Matthew Clemenson and Ryan Dickinson (Case No. 1:22-cv-07111-JLR). The Class Action Complaint alleged violations by all defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) 15 U.S.C. §§ 78j(b), 78t(a), as amended by the Private Securities Litigation Reform Act of 1995 (“PSLRA”), U.S.C. § 78u-4 et seq. (collectively “Federal Securities Laws”). On November 18, 2022, the SNDY ordered the appointment of RTD Bros, LLC, Todd Benn, Tom Benn and Tomasz Rzedian (collectively “Lottery Investor Group”) as lead plaintiff and Glancy Prongay & Murray, LLP as lead counsel for plaintiffs and for the class in the case. On December 5, 2022, the Court stipulated a Scheduling Order in the case. On January 12, 2023, the Company’s legal counsel timely filed its Notice of Appearance. On January 31, 2022, plaintiffs filed their Amended Complaint adding Kathryn Lever, Marat Rosenberg, Vadim Komissarov, Thomas Gallagher, Gennadii Butkevych, Ilya Ponomarev as additional defendants in the case. The Amended Complaint alleges, among other things, that defendants made materially false and misleading statements in violation of Section 10(b),14(a) and 20(a) of the Exchange Act and plaintiffs seek compensatory damages, reasonable cost and expenses including counsel fees and expert fees. Pursuant to the Scheduling Order, the Company filed its motion to dismiss the Amended Complaint on April 3, 2023, under the newly consolidated caption and its proposed order to dismiss the matter. Plaintiffs filed their opposition to the motion to dismiss on May 18, 2023, to which the Company filed its reply brief in support of its motion to dismiss on June 20, 2023 .

TinBu Complaint

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “Plaintiffs”) filed its original complaint against Lottery.com, Inc. f/k/a AutoLotto, Inc. (the “Company”) and its wholly-owned subsidiary TinBu, LLC (“TinBu”) (Company and TinBu collectively referred to herein as “Defendants”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. On October 13, 2023, the Court granted the Defendants’ Motion to Stay Litigation and Discovery pending a ruling on its Motion to Compel Arbitration. On November 16, 2023, the Court granted Defendants’ Motion to Compel Arbitration in Texas. The parties await a signed written order from the Court to that effect.

Global Gaming Data

On November 21, 2023, the Company and its wholly owned subsidiary and TinBu, LLC (“TinBu”) (Company and TinBu collectively, “Plaintiffs”) filed their First Amended Verified Complaint in Federal Court for the Middle District of Florida against John J. Brier, Jr. (“Brier”), Bin Tu (“Tu”), and Global Gaming Data, LLC (“GGD”) (collectively, “Defendants”) for violations of the Federal Defend Trade Secrets Act (“DTSA”), the Florida Uniform Trade Secrets Act (“FUTSA”) and the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”), and for breaches of contract and fiduciary duties, including the duty of loyalty, styled Lottery.com, Inc. f/k/a AutoLotto, Inc. and TinBu, LLC v. John J. Brier, Jr., Bin Tu, and Global Gaming Data, LLC (Case No.: 8:23-cv-2594-KKM-TGW) Defendants filed certain counterclaims against Plaintiffs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amendment and Restatement Agreement in respect of Loan Agreement (Deed), dated as of June 12, 2023, between Lottery.com and Woodford Eurasia Assets Ltd. (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on June 15, 2023).
10.2	Loan Agreement, dated as of July 26, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 1, 2023).
10.3	Amended and Restated Loan Agreement, dated as of August 8, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on August 22, 2023).
10.4	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 24, 2023).
10.5	Entry into Stock Purchase Agreement for the Acquisition of Nook Holdings Limited
10.6	Lottery.com Inc. 2023 Employees’, Directors’ and Consultant’s Stock Issuance and Option Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 filed by Lottery.com with the SEC on October 11, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lottery.com Inc.

By:	/s/ Matthew McGahan
Name:	Matthew McGahan
Title:	Interim Chief Executive Officer (Principal Executive Officer)

Lottery.com Inc.

By:	/s/ Robert J. Stubblefield
Name:	Robert J. Stubblefield
Title:	Chief Financial Officer (Principal Accounting/Financial Officer)

Dated: November 29, 2023

