Form 10-K
period 2023-12-31
Lottery.com Inc.
filed 2024-04-03
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2023, the last business day of the registrant’s most recently completed fourth fiscal quarter, was approximately $39.6 million, calculated by using the closing price of the registrant’s common stock on such date on The Nasdaq Stock Market LLC of $1.12.

As of March 13, 2024, there were 4,747,047 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in public filings made with the Securities and Exchange Commission (the “SEC”) by Lottery.com, as well as the following:

●	The findings of the previously disclosed Internal Investigation (as defined herein) and other matters have exposed us to a number of legal proceedings, investigations and inquiries, resulted in significant legal and other expenses, required significant time and attention from our senior management, among other adverse impacts.

●	We and certain of our officers and directors and our former officers are, and may become in the future, the subject of legal proceedings, investigations and inquiries by governmental agencies with respect to the findings of the Internal Investigation and other matters, which could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities against us.

●	We have been named as a defendant in a number of civil lawsuits filed by purchasers of our securities,[ including class action lawsuits ] that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

●	Matters relating to or arising from the restatement and the Internal Investigation, including adverse publicity and potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

●	In July 2022, the Company furloughed the majority of its employees and suspended its lottery game sales operations after determining that it did not have sufficient financial resources to fund operations or pay certain existing obligations, including payroll and related obligations. As a result, if we are unable to secure funding to restart operations, we may not be able to continue as a going concern.

●	We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available or may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud against the Company, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

●	Our inability to compete for consumer discretionary time and income.

●	Economic events, geopolitical and political and market conditions, and other factors beyond our control.

ii

●	Negative events or media coverage relating to our business, our management and directors, the lottery, lottery games or online gaming or betting.

●	Our inability to attract and retain users, including as a result of failing to appear in Internet search engine results.

●	Our continued ability to use existing, and add new, domain names to promote and increase the value of our brand.

●	Scrutiny by stakeholders with respect to responsible gaming and ethical conduct.

●	Our ability to achieve profitability and growth.

●	Our inability to profitably expand into new markets or capitalize on new gaming and lottery industry trends and changes, such as by developing successful new product offerings.

●	The effectiveness of our marketing efforts in developing and maintaining our brand and reputation.

●	Failure to offer high-quality user support.

●	Adverse impacts to user relationships resulting from disruptions to our information technology.

●	The vulnerability of our information systems to cyberattacks, including an inability to securely maintain personal and other proprietary user information.

●	Our inability to adapt to changes or updates in the Internet, mobile or personal devices, or new technology platforms or network infrastructures.

●	The exposure of our online infrastructure to risks relating to distributed ledger technology.

●	Our inability to comply with complex, ever-changing and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming and lottery industries in the markets that we serve.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or provide software component products for our gaming platforms, product offerings and the processing of user payments and withdrawals on a timely basis.

●	Our inability to maintain successful relationships and/or agreements with lottery organizations and other third-party marketing or service provider affiliates.

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations required for the operation of our business.

●	The effectiveness of our transition and compliance with the regulatory and other requirements of being a public company.

●	We are currently in compliance with the continued listing standards of Nasdaq but in the future may not be able to maintain said compliance.

●	Limited liquidity and trading of our securities in the public markets.

●	Our lenders (as defined herein) may not loan us the amounts they agreed to under loan agreements (as defined herein).

●	Our obligations under certain loan agreements are secured by a first priority security interest in substantially all of our assets and if we were to default, they could force us to curtail or abandon our business plans and operations.

●	The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to lenders under loan agreements may depress the market price of our common stock and cause substantial dilution.

●	We currently owe a significant amount of money under our loan agreements, which we may not be able to repay on each agreement’s terms and conditions.

●	Other factors described in this Report under the heading “Item 1A. Risk Factors.”

The risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Report describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to Lottery.com or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Lottery.com Inc. undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law and regulation.

iii

PART I

Item 1. Business.

Overview and Recent Developments

We were originally formed as Trident Acquisition Corp., a Delaware corporation on March 17, 2016, for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On October 29, 2021, we consummated a business combination (the “Business Combination”) with AutoLotto, Inc. (“AutoLotto”). Following the closing of the Business Combination (the “Closing”) we changed our name from “Trident Acquisitions Corp.” to “Lottery.com Inc.” and the business of AutoLotto became our business. Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Lottery.com” and “Lottery.com Inc.” refer to Lottery.com Inc. and its consolidated subsidiaries.

On July 6, 2022, the Company announced that the Audit Committee (the “Audit Committee”) of the board of directors of the Company (the “Board”) had retained outside counsel to conduct an independent investigation that revealed instances of non-compliance with state and federal laws concerning the states in which lottery tickets were procured as well as order fulfillment. The investigation also identified issues pertaining to the Company’s internal accounting controls (the “Internal Investigation”). Following a report on the filings of the Internal Investigation, effective July 1, 2022 the Board terminated the employment of Ryan Dickinson as the Company’s President, Treasurer and Chief Financial Officer. Subsequently, the Company initiated a review of its cash balances and related disclosures as well as its revenue recognition processes and other internal accounting controls.

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

The following day, on July 29, 2022, the Company effectively ceased operations (the “Operational Cessation”), when it furloughed the majority of its employees and generally suspended its lottery game sales. The Company’s remaining employees were limited to the heads of the product, information technology and human resources teams as well as the legal and compliance team. Within one week, several additional employees were recalled from furlough. All non-furloughed employees were retained, at the discretion of the Company’s then Chief Operating Officer and Chief Legal Officer to provide the minimal business functions needed to address the Company’s legal and compliance issues and to secure necessary funding to resume the Company’s operations. Less than half of these non-furloughed employees remain active in the efforts to restore Company operations and as of December 31, 2023, approximately $1.9 million in outstanding payroll and other employee and director compensation obligations remain unpaid.

Effective September 27, 2022, Armanino resigned as the independent registered public accounting firm of the Company.

On October 7, 2022, the Audit Committee approved the engagement of Yusufali & Associates, LLC, (“Yusufali”) as the Company’s new independent registered public accounting firm.

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core businesses (as described in more detail under “-Plans for Recommencement of Company Operations” below), completing the restatements of the Company’s 2021 Audit and March 2022 Financials and preparing and filing the Company’s delinquent periodic reports, including Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, which the Company filed on May 10, 2023, Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022, which the Company filed on May 15, 2023, the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30, 2022 and September 30, 2022, which the Company filed on May 22 and 24, 2023, respectively, the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, June 30, 2023, September 30, 2023, filed on June 16, 2023, August 22, 2023, and November 30, 2023 respectively, and this Report.

Nasdaq Listing

On March 23, 2023, the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal a determination by the Listing Qualifications department (the “Staff”) of Nasdaq dated February 23, 2023, to delist the Company’s securities from Nasdaq. The Company was non-complaint with Nasdaq Listing Requirements 5550(a)(2) (the “Bid Price Requirement”) and 5250(c)(1) (the “Timely Filing Requirement.”) At the hearing before the Panel on April 24, 2023, the Company presented its plan to complete the restatement of its financial statements for the fiscal year ended December 31, 2021, and the subsequent quarter ended March 31, 2022, and to file the amended periodic reports and all subsequent required filings with the SEC. The Company requested the continued listing of its securities on Nasdaq pending the completion of its compliance plan.

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

On June 8, 2023, the Panel notified the Company that it had determined to reverse its prior decision and grant the Company’s request for continued listing subject to the Company’s timely compliance with a number of conditions ultimately expiring on August 17, 2023, on or before which date the Company must satisfy all applicable criteria for continued listing on Nasdaq (the “June 8th Decision”). As a result of the foregoing, the suspension from trading ceased and the Company’s securities were reinstated for trading on Nasdaq effective with the open of the market on June 15, 2023. See “Risk Factors - Risks Related to Our Common Stock and Warrants We are currently in compliance with the continued listing standards of Nasdaq, except for meeting their requirements for the market value of our publicly-held shares, and may not be able to regain full compliance with Nasdaq’s continued listing standards in the future” for more information.

Loan Agreement with Woodford

On December 7, 2022, the Company entered into a loan agreement with Woodford Eurasia Assets, Ltd. (“Woodford”), (the “Woodford Loan Agreement”), pursuant to which Woodford agreed to provide the Company with up to $52.5 million, subject to certain conditions and requirements. Pursuant to such Woodford Loan Agreement the Company received $991,000 by December 31, 2023. Woodford failed to meet its obligations under the Woodford Loan Agreement and the Company removed itself from any further obligation under Agreement or association with Woodford. Woodford subsequently filed a complaint in the High Court of Justice in London chancery Division. October 16, 2023, The High Court of Justice in London Chancery Division (“the Court”) dismissed an application for injunctive relief initiated by Woodford against the Company. (Case: FL-2023-000023. Woodford Eurasia Assets Limited v Lottery.com Inc.) The Court characterized Woodford’s application as “fundamentally misconceived” and ordered Woodford to pay the Company’s legal costs. Woodford subsequently, on the Judges’ recommendation, withdrew the proceedings.

Woodford filed an additional action in the United States District Court for the District of Delaware on February 14, 2024 in Case No. 23-1317-GBW. Woodford subsequently filed a Notice of Voluntary Dismissal Without Prejudice was filed by Woodford in the, which stated that Woodford provides notice of dismissal of all claims without prejudice against Defendants Lotttery.com and its directors.

With the dismissal of this lawsuit by Woodford, no further action is required by Lottery.com or its directors at this time. The Company is determining its next course of action in resolving any further matters regarding Woodford.

Amounts borrowed pursuant to the Woodford Loan Agreement are convertible, at Woodford’s option, into shares of the Company’s common stock, par value $0.001 per share (the “common stock”), beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of common stock within 10 business days of the date of the Loan Agreement (which was equal to $5.60 per post-reverse split share), subject to a 4.99% beneficial ownership limitation which can be waived on 60 days notice and a separate limitation preventing Woodford from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining shareholder approval for such issuance above this amount.

Conditions to the Woodford Loan Agreement included the resignation of four prior members of the Board (Lisa Borders, Steven M. Cohen, Lawrence Anthony DiMatteo and William Thompson), all of whom resigned from the Board in September 2022, and the appointment of two new independent directors. Subsequent loans under the Woodford Loan Agreement also required the Company to comply with all NASDAQ listing requirements, unless waived by Woodford. The Woodford Loan Agreement also allows Woodford to nominate another director to the Board of Directors, in the event any independent member of the Board of Directors resigns.

Proceeds of the loans can only be used by the Company to restart its operations and for general corporate purposes agreed to by Woodford.

The Woodford Loan Agreement includes confidentiality obligations, representations, warranties, covenants, and events of default, all of which are customary for a transaction of this size and nature. Included in the Loan Agreement are covenants prohibiting us from (a) making any loan in excess of $1 million or obtaining any loan in amount exceeding $1 million without the consent of Woodford, which consent may not be unreasonably withheld; (b) selling more than $1 million in assets; (c) maintaining less than enough assets to perform our obligations under the Loan Agreement; (d) encumbering any assets, except in the normal course of business, and not in an amount to exceed $1 million; (e) amending or restating our governing documents; (f) declaring or paying any dividend; (g) issuing any shares which negatively affects Woodford; and (h) repurchasing any shares.

The Company also agreed to grant warrants to purchase shares of common stock to Woodford (the “Woodford Warrants”) in an amount equal to 15% of the Company’s 50,925,271 then issued and outstanding shares of common stock (the quantity of stock then issued and outstanding prior to the 1:20 reverse stock split of August 9, 2023). Each Woodford Warrant has an exercise price equal to the average of the closing price of the Company’s common stock for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to an exercise price of $5.60 per post-reverse split share. In the event the Company fails to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount (i.e., will equal to $4.20 per share).

In connection with our entry into the Woodford Loan Agreement, the Company also entered into a Loan Agreement Deed, Debenture Deed and Securitization, with Woodford (the “Security Agreement”), which provides Woodford with a first floating charge security interest over all present and future assets of the Company in order to secure the repayment of amounts owed under the Woodford Loan Agreement. The floating charge may be converted into a fixed charge upon the occurrence of certain events including: an event of default; if Woodford reasonably believes that any secured property may be in jeopardy or danger of being seized or sold; or if Woodford reasonably considers that it is desirable to protect its security interest. The floating charge may also be automatically converted into a fixed charge upon the occurrence of certain other events. The Security Agreement prohibits the Company from providing any other security interest over our assets, even if secondary to Woodford, while the amounts borrowed under the Woodford Loan Agreement remain unpaid.

On June 12, 2023, the Company entered into an amendment of the Woodford Loan Agreement with Woodford (the “Woodford Loan Agreement Amendment”) which provides that Woodford shall henceforth be able to convert, in whole or in part, the outstanding balance of its loan into the conversion shares at a conversion price that represents a further 25% discount to the original conversion price of 20%. The validity and application of the Woodford Loan Agreement Amendment is disputed by the Company. All other terms and conditions of securitization remain in full force and effect.

Loan Agreement with United Capital Investments London Limited

On July 26, 2023, the Company entered into a credit facility (the “UCIL Credit Facility”), which is represented by a loan agreement, which was initially entered into on July 26, 2023 and was amended and restated on August 8, 2023 and subsequently amended on August 18, 2023 (as so amended, the “UCIL Loan Agreement”). The UCIL Loan Agreement is with United Capital Investments London Limited (“UCIL”), an entity in which each of Matthew McGahan, the Company’s Chief Executive Officer and Chair of the Company’s Board, and Barney Battles, a member of the Board, have a direct or indirect interest. The decision by the Company to enter into the UCIL Loan Agreement follows an acknowledgment by the Company that it had not received the requisite funding on a timely basis that it expected from Woodford, despite the Company making several requests to Woodford for said funding under the Woodford Loan Agreement. Moreover, the Board of Directors determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement with UCIL, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. Neither McGahan or Battles participated in the vote on the UCIL agreement to ensure proper independence and correct corporate governance. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued, and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the Woodford Loan Agreement. Given the uncertainty of the continued financing under the Woodford Loan Agreement, the Board of Directors sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement.

Operations Prior to Operational Cessation

Prior to the Operational Cessation, and it is our intention to become again, the Company was a provider of domestic and international lottery products and services. As an independent third-party lottery game service, we offered a platform that we developed and operated to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad (the “Platform”). Our revenue generating activities included (i) offering the Platform via our Lottery.com app and our websites to users located in the U.S. and international jurisdictions where the sale of lottery games was legal and our services were enabled for the remote purchase of legally sanctioned lottery games (our “B2C Platform”); (ii) offering an internally developed, created and operated business-to-business application programming interface (“API”) of the Platform, which enabled our commercial partners, in permitted U.S. and international jurisdictions, to purchase certain legally operated lottery games from us and to resell them to users located within their respective jurisdictions (“B2B API”); and (iii) delivering global lottery data, such as winning numbers and results, and subscriptions to data sets of our proprietary, anonymized transaction data pursuant to multi-year contracts to commercial digital subscribers (“Data Service”).

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and - importantly - to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the Operational Cessation, we generated revenue from this service fee and mark-up. Our B2B API Platform resumed limited operations in April 2023. As of the date of this Report, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational by the summer of 2024.

The WinTogether Platform

Prior to the Operational Cessation, we operated and administered all sweepstakes offered by WinTogether, a U.S. registered 501(c)(3) charitable organization (“WinTogether”), which was formed in April 2020 to support charitable, educational, and scientific causes. In consideration of our operation of the WinTogether platform and administration of sweepstakes, we received a percentage of the gross donations to a campaign, from which we paid certain dividends and all administration costs.

The WinTogether platform continued operating after the Operational Cessation, until all sweepstakes campaigns were completed and all prizes awarded. On March 29, 2023, the board of directors of WinTogether voted to suspend its relationship with the Company. On December 5, 2023, the board of WinTogether voted to reinstate the business relationship with the Company.

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

Data Services

In 2018, we acquired TinBu, LLC (“TinBu”), a digital publisher and provider of lottery data results, jackpots, results, and other data, as a wholly-owned subsidiary. Through TinBu, our Data Service delivers daily results of over 800 domestic and international lottery games from more than 40 countries, including the U.S., Canada, and the United Kingdom, to over 400 digital publishers and media organizations. See “Item 1A. Risk Factors – We are party to pending litigation and investigations in various jurisdictions and with various plaintiffs and we may be subject to future litigation or investigations in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business, financial condition, and results of operations”. Also, see Item 3, “Legal Proceedings”, “TinBu Complaint”.

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

We additionally had entered into multi-year contracts pursuant to which we sell proprietary, anonymized transaction data pursuant to multi-year agreements and in accordance with our Terms of Service in consideration of a fee and in other instances provide the Data Service within a bundle of provided services.

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

Phase 2 - Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform by the summer of 2024 As of the date of this Report, the Company expects that it will initially relaunch its B2C Platform to customers in Texas for a period of time before rolling it out to other jurisdictions. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.” The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns for both lottery and sweepstakes sales geared towards encouraging prior customers to return to the Platform and to acquire new customers.

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

As of the date of this Report, the current estimated cash balance of the Company and subsidiaries is approximately $36,799. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to pay its service providers in connection with the filings of its periodic reports.

As of the date of this Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Report, we are in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”), except for being able to meet their requirements for the market value of our publicly-held shares, as discussed in greater detail below under “Risk Factors - Risks Related to Our Common Stock and Warrants - We are not currently in full compliance with the continued listing standards of Nasdaq and may not be able to regain full compliance with Nasdaq’s continued listing standards in the future,” and have been granted a limited exception from Nasdaq to continue the listing of our securities. Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls, and plans to overhaul its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

Even if the Company’s three phase plan to recommence its operations is successful, there can be no assurance that the Company will be able to regain compliance with the applicable Listing Rules, or that the hearings panel will continue to stay the delisting of the Company’s securities from Nasdaq. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise additional capital needed to fund its operations and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

There can be no assurance that we will have sufficient capital to support our operations and pay expenses, repay our debt, or that additional funds will be available on favorable terms, if at all. We may not be able to restart our operations and/or generate sufficient funding to support such operations in the future. The Company’s ability to continue its current operations, prepare and file its periodic reports, and restart its prior operations, is dependent upon obtaining new financing. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. There can be no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time which is defined as within one year after the date that its current financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. For more information, see the risk factors in Item 1A of this Report under the heading “Risks Relating to the Internal Investigation, Restatement of our Consolidated Financial Statements, Our Ability to Continue as a Going Concern, Our Internal Controls and Related Matters.”

Regulation and Compliance

We are subject to a variety of laws in the U.S. and abroad that affect our business, including federal, state and territorial laws regarding lotteries, gaming, sweepstakes, consumer protection, electronic marketing, data protection and privacy, competition, taxation, intellectual property, export, and national security, all of which are continuously evolving. The scope and interpretation of the laws that are or may be applicable to us are often evolving or new and uncertain and may conflict with each other, particularly those governing our international operations.

Lottery and gaming laws are generally based upon declarations of public policy designed to protect consumers from fraud and other misdeeds and the viability and integrity of the games, while raising revenues for the particular country, state, or other authorizing jurisdiction. To accomplish these goals, stringent laws and regulations have been established per jurisdiction to ensure that participants in the industry meet certain standards which may require participants to:

●	ensure that games are conducted fairly and honestly;

●	establish procedures designed to prevent cheating and fraudulent practices;

●	establish and maintain anti-money laundering practices and procedures;

●	establish and maintain responsible accounting practices and procedures;

●	ensure that lottery games are sold only at the price and manner established by the applicable lottery regulator;

●	report prizes awarded and withhold certain amounts for taxes and other specified liabilities;

●	file periodic reports with regulators;

●	establish programs to promote responsible gaming and comply with other social responsibility practices; and

●	enforce gaming participant minimum age requirements.

State and federal laws in the U.S. govern and, in some cases, limit our business practices. For example, the Interstate Wagering Amendment to 18 U.S.C. § 1301 limits our ability to purchase lottery games for a user located in one state from a lottery authority located in another state, except under certain limited circumstances, such as where the lottery authorities in the respective states allow such sales. Therefore, when such offerings are operational, for our users located within the U.S., we only purchase lottery games for users who at the time are physically situated within the U.S. state or jurisdiction where the lottery game they are purchasing is being conducted, unless an exception were to be authorized by the applicable lottery authorities. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - If the Interstate Wagering Amendment is interpreted or applied to prohibit transmissions to foreign countries, it could have a negative impact on our business, financial condition, and results of operations.”

In addition, the U.S Wire Act of 1961 provides that anyone engaged in the business of betting or wagering that knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication that entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, may be fined or imprisoned, or both. The Wire Act provides, however, that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a state or foreign country where betting on that sporting event or contest is legal into a state or foreign country in which such betting is legal. In late 2011, the Office of Legal Counsel (the “OLC”) in the U.S. Department of Justice (the “DOJ”) issued an opinion that concluded the conduct prohibited by the Wire Act was limited to sports gambling; however, in January 2019, the OLC issued a new opinion (the “2019 Opinion”) that concluded that the restrictions in the Wire Act on the transmission in interstate or foreign commerce of bets and wagers was not limited to sports gambling but applied to all bets and wagers, including those involving state lotteries. Reinterpretation of the federal Wire Act by the OLC threatened certain online lottery sales, leading to litigation in which the First Circuit Court of Appeals (the “First Circuit”) which determined that the Wire Act applies only to interstate wire communications related to sporting events or contests and not lottery games. Finding that the declaratory judgment was an adequate remedy at law, however, the First Circuit declined to set aside the 2019 Opinion under the Administrative Procedure Act. In addition to the First Circuit’s decision, the U.S. Circuit Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) has previously held the Wire Act prohibitions apply only to sports gambling. Because many of the Company’s operations occur outside the jurisdictions of the First Circuit and Fifth Circuit, and because the First Circuit did not set aside the 2019 Opinion, we are still monitoring the potential impact of the 2019 Opinion on our business. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - If there is a final determination on the applicability of the Wire Act to our operations and it is determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated, which may have a material adverse effect on our business, financial conditions, and results of operations.”

Separately, some states prohibit the use of courier services and the sale of online lottery tickets, while other states limit the charges that we can impose and collect. When such offerings are operational, we only purchase lottery games on behalf of our users and customers where our services are permitted and in accordance with applicable laws. Per jurisdiction, the scope and interpretation of the laws that are or may be applicable to our services and fees are subject to interpretation and may change. For example, in April 2023, the Texas State Senate passed Senate Bill 1820 (the “Texas Bill”), which among other things, prohibits online lottery gaming and the use of courier services in Texas. The Texas Bill was passed by the Texas legislature, and became effective on September 1, 2023.

Our compliance with federal, state, territorial and local laws is based on our interpretation of existing applicable laws regarding lottery services such as ours. We have obtained legal advice and notified certain lottery authorities in U.S. jurisdictions where we do business of the services that we offer, but in most cases, we have not received definitive determinations of the laws applicable to our services. There is a risk that existing or future laws in the jurisdictions in which we operate may be interpreted in a manner that is in some regards in conflict with our business model. Future laws that permit certain lottery services may be accompanied by restrictions or taxes that make it impractical or less feasible to operate in certain jurisdictions. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.”

Other laws and regulations may be adopted or construed to apply to us that could restrict our business model, including privacy, taxation, marketing, anti-money laundering, anti-corruption, copyright, currency exchange, export, antitrust and other laws, as well as laws governing public companies.

The growth of electronic commerce may prompt calls for stronger consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. It is likely that scrutiny and regulation of our industry may increase, and we will be required to devote additional resources to compliance with applicable regulations. While we believe that we are currently in compliance in all material respects with all applicable laws and regulatory requirements, we cannot assure that our activities or any of our users’ activities will not become the subject of any regulatory or law enforcement investigation, proceeding, or other governmental or regulatory action or that any such investigation, proceeding, or action, as the case may be, would not have a materially adverse impact on us or our business, financial condition or results of operations.

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

Licensing

We may determine or be required to secure licenses from regulatory authorities with jurisdiction over our operations in markets in which we contemplate expansion. Such licensure may impose additional obligations on us and our operations, which may include continuous disclosure to, and investigation by, the applicable regulatory authority into the financial stability, integrity, and business experience of the Company, its affiliates, and their respective significant stockholders, directors, officers, and key employees. In markets in which we have not previously operated or in newly regulated markets, licensing regimes may impose licensing requirements or conditions with which we have not previously been required to comply, which may include locating technical infrastructure within the relevant territory, establishing real-time data interfaces with the regulatory authority, implementing additional consumer protection and privacy measures, or additional approvals or certifications of our technology, all of which may present operational challenges and material costs. Certain stockholders may be required to be licensed.

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

Data Protection and Privacy

Because we handle, collect, store, receive, transmit, and otherwise process certain personal information of our users, customers, and employees, we are also subject to federal, state, and international laws and regulations related to the privacy and protection of such data. Regulations such as the General Data Protection Regulation of the European Union put into effect in 2018 and the California Consumer Privacy Act, could affect our business, and the potential impact is still being determined. Other states are considering similar laws, which could impact our business.

Responsible and Underage Gaming

We are committed to compliance with the underage and responsible gambling requirements set forth in applicable domestic and international statutes and regulations governing our operations. We take our corporate responsibility to our users and the regulators with authority over our business very seriously, and we are focused on maintaining a safe and responsible gaming environment. We support and are members of the National Council on Problem Gaming, whose mission is to lead state and national stakeholders in the development of comprehensive policy and programs for all those affected by problem gaming. We continue to evaluate and develop our technology to meet the statutory requirements regarding responsible gaming and self-exclusion, as well as our own self-imposed objectives regarding corporate social responsibility.

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

Compliance

We intend to continue to develop a comprehensive internal compliance program, which will ensure compliance with legal requirements imposed in connection with our activities and with legal requirements generally applicable to publicly traded companies. While we are firmly committed to full compliance with all applicable laws and regulations, we cannot ensure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us, an employee, a customer or other third-party will not result in enforcement action, the imposition of a monetary fine or suspension or revocation of one or more of our licenses, which could have a material adverse effect on us or on our results of operations, cash flow, or financial condition.

Because we do business in international jurisdictions, our operations are subject to U.S. and foreign anti-corruption laws and regulations such as the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010 and other anti-corruption laws that may apply where we operate. As we continue to expand globally, we are likely to become subject to additional laws and regulations and restrictions, which increases the risk that we or one of our subsidiaries will inadvertently violate one of such laws or regulations.

Governance Changes

All members of the Board and all principal executive officers who served in such positions at the time of the Operational Cessation have resigned from such positions and are no longer serving in any capacity with the Company or its subsidiaries. Matthew McGahan is now the sole director of Global Gaming and Gregory Potts was appointed to the boards of Juega Lotto and Aganar.

Employees

As of the date of this Report, the Company has 10 non-furloughed employees and contractors who remain active in the efforts to restore Company operations.

Intellectual Property

We rely on a combination of trademark, copyright, and trade secret protection laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our intellectual property and our brand.

We  have been using the LOTTERY.COM trademark since 2017; in February 2021, the LOTTERY.COM logo was registered on the Supplemental Register of the U.S. Patent and Trademark Office. As of December 31, 2022, the registration of our LOTTERY.COM, AUTOLOTTO and SPORTS.COM word marks and SPORTS.COM logo were pending with the U.S. Patent and Trademark Office. In March 2023, the U.S. Patent and Trademark Office denied the registration of the SPORTS.COM word mark and the appeal period has expired. The registration of the SPORTS.COM logo has also been denied and the Company is currently considering whether to appeal such denial. We are also using and/or have common-law trademark rights in the trademarks AUTOLOTTO, SPORTS.COM, and “TAP, TAP, TICKET.” We will continue to evaluate the filing of trademark applications in the U.S. and select foreign markets, as appropriate.

While we did not have any patent applications or own any issued patents as of December 31, 2023, we will continue to evaluate our technology to determine whether it is appropriate to file patent applications in the U.S. or internationally.

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

Notwithstanding our best efforts to protect our technology and proprietary rights through registrations, licenses, and contracts, unauthorized parties may still seek to use our intellectual property and technology without rights thereto. We may also face allegations that we have infringed the intellectual property rights of third parties, including our competitors.

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

As a consequence, on May 10, 2023 and May 15, 2023 respectively, the Company filed with the SEC as amended reports the required restatements of its year-end report for December 31, 2021 and for the quarter ended March 31, 2022.

The aforementioned issues have had and could continue to have material adverse impacts on the Company. The Company and certain of our former officers are the subject of a number of legal proceedings, investigations and inquiries with respect to cited issues and have been named as a defendant in a number of lawsuits, including class action lawsuits. The Company incurred significant costs in connection with the Internal Investigation, including legal expenses and costs associated with the restatement and adjustment of our financial statements. We may also incur material costs associated with our indemnification arrangements with our current and former directors and certain of our officers, as well as other indemnitees. Moreover, an unfavorable outcome in any of these matters could result in significant damages, additional penalties or other remedies imposed against the Company, and/or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows. In addition, an unfavorable outcome in any of these matters could exceed coverage provided, if any, under potentially applicable insurance policies, which is limited. For example, we currently do not have an effective director and officer liability insurance policy in place for our current officers and directors, and may not have the financial resources or otherwise be able to obtain a director and officer liability insurance at reasonable cost or terms in the future. These issues have also led to material adverse impacts on our operations, our reputation and our relationships with business partners, as well as material adverse impacts on our financial position, including incurred costs and expenses and our ability to raise new capital in the future. Further, our senior management team has devoted significant time to facilitate the Internal Investigation and is expected to continue to devote significant time and efforts to address the impacts associated with or arising from the Internal Investigation.

We cannot predict all impacts on the Company in connection with or arising from any of the foregoing. Any unknown or new risks might result in a material adverse effect on us.

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

Certain of our former officers are currently the subject of investigations and inquiries by the SEC and the U.S. Department of Justice (the “DOJ”) relating to the findings of the Internal Investigation and other matters. The Company is cooperating fully with such investigations and inquiries. In the future, we or our officers and directors may become the subject of legal proceedings, investigations and inquiries by governmental agencies in various jurisdictions relating to the findings of Internal Investigation and other matters.

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

Matters relating to or arising from the restatements and the Internal Investigation, including adverse publicity and potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

We have been and could continue to be the subject of negative publicity focusing on the Internal Investigation and the restatements and adjustments to our financial statements, and we may be adversely impacted by negative reactions from our users, customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment, and the ability for us to be a long-term provider to our customers. Continued adverse publicity and potential concerns from our customers and business partners or others could harm our business and have an adverse effect on our financial condition.

In July 2022, the Company furloughed the majority of its employees and suspended lottery game sales operations after determining that it did not have sufficient financial resources to fund its operations or pay certain existing obligations, including payroll and related obligations. As a result, the Company may not be able to continue as a going concern.

In July 2022, the Company furloughed the majority of our employees and ceased its operations after determining that it did not have sufficient financial resources to fund our operations or pay certain existing obligations, including payroll and related obligations. As of December 31, 2023, the Company owed approximately $1.6 million in outstanding payroll obligations, which amounts remain unpaid. Since our business is largely dependent on the efforts and talents of our employees and contractors, particularly those who are our developers and engineers, and the provision of ongoing services to customers by our employees and contractors, the loss of these employees and contractors has and may continue to result in the inability of the Company to operate its business and technology, meet its obligations to customers, maintain key customer relationships and revenue, and fulfill its contractual obligations.

In order for the Company to restart its operations, it must raise sufficient capital to re-hire or hire additional employees. Qualified employees may not be available for hire, and/or may require salaries or benefits in excess of what we paid persons in similar positions previously, due to among other things, inflation and other economic factors, the need to hire such persons away from their current jobs and the negative impact that the furlough has had on our reputation.

If we are not able to restart our operations, hire new employees and engage new contractors, and obtain funding sufficient to support and restart our operations, we may be forced to permanently cease our operations, sell off our assets and operations, and/or seek bankruptcy protection or a corporate reorganization, which could cause the value of our securities to become worthless, or at best, become devalued in the marketplace

These conditions, along with our current lack of material revenue producing activities, and significant debt, raise substantial doubt about our ability to continue as a going concern during the next 12 months. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. The financial statements included herein also include a going concern footnote.

We need additional capital to, among other things, support and restart our operations, re-hire or hire employees and engage contractors and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

We need to raise capital to, among other things, support and restart our operations, re-hire or hire employees, engage contractors and pay our expenses. The most likely source of future funds presently available to us will be through future borrowings under one or more loan agreements or through the sale of equity or debt. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings, similar to our initial Woodford Loan Agreement, may impose restrictions on the manner in which we conduct our business, including our ability to pay dividends. Additionally, lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. Obtaining additional financing involves certain risks, including:

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

If funds advanced under our current loan agreements are inadequate to meet our needs, and/or we are unable to raise additional funds, we may not be able to raise enough capital to recommence our operations and operate our business. Consequently, we may be forced to curtail or even abandon our plan to recommence our operations and we may need to permanently cease our operations.

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

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we and our independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting as of December 31, 2021. Such material weaknesses have not been fully remediated as of December 31, 2023. As defined in the standards established by the U.S. Public Company Accounting Oversight Board, or PCAOB, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weaknesses, management has concluded that our internal control over financial reporting was ineffective as of December 31, 2022 and 2021, and these deficiencies remain uncorrected as of December 31, 2023.

We intend to implement measures to remediate the identified material weaknesses. Despite these efforts, no assurance can be provided that such remedial measures will be successful in fully resolving the deficiencies in our internal controls, including those identified by the Internal Investigation, will insulate us from the consequences of past disclosure inaccuracies, or will be successful in preventing inaccurate disclosures in the future. The Company also cannot predict whether, or to what extent, such remedial actions will impact its operations or financial results. See “Item 9A. Controls and Procedures-Material Weaknesses in Internal Control Over Financial Reporting.”

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

As a public company, we are subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act, or Section 404, requires that we include a report from management on the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. In addition, once we become an “accelerated filer” and cease to be a “smaller reporting company” as such terms are defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of a material weakness if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, as a public company, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to timely complete our evaluation, testing, and any required remediation.

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

Our financial performance is subject to U.S. and global economic conditions and their impact on levels of spending by potential users and customers of our Platform and acquirers of our Data Service. Economic recessions, or other economic conditions such as rising inflation and interest rates, have had, and may continue to have, far reaching adverse consequences across many industries, including the global entertainment, lottery, sweepstakes and promotions, and gaming industries, which may adversely affect our business, financial condition, and results of operations. Tepid growth was experienced in the U.S. and globally following the financial crisis in 2008 through 2009, and there may be an increasing risk of a recession or inflationary economic impacts due to international trade and monetary policy, rising interest rates and inflation, and acts or threats of acts of war (including the ongoing war in the Ukraine and Middle East), along with other economic challenges. If the national and international economic recovery slows or stalls, these economies experience another recession, or any of the relevant regional or local economies suffers a downturn, or if inflationary effects accelerate, we may experience a material adverse effect on our business, financial condition, or results of operations.

In addition, changes in general market, economic, and political conditions in domestic and foreign economies or financial markets, including those resulting from, for example: the ongoing effects of the COVID-19 pandemic; rising interest rates and inflation; geopolitical challenges, including global security concerns in response to Russia’s continued war in Ukraine and regional wars in the Middle East; financial and credit market instability or the unavailability of credit; and fluctuation in stock markets, may reduce users’, customers’, or subscribers’ disposable income and corporate budgets. Any one of these changes could have a material adverse effect on our business, financial condition, or results of operations and could cause the value of our securities to decline or become worthless.

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

Public opinion can significantly influence our business. Unfavorable publicity regarding, for example, our company, members of our management and Board, our technology, our implementation of upgrades and changes to our technology, the quality of our Platform and its interfaces, our product offerings, our other services and systems, actual or threatened litigation or regulatory activity, the actions of third parties with whom we have relationships, our ability to recommence our business operations, or the conduct of the lottery authorities and the products they offer, including declining popularity of a particular lottery game or lottery games in general, could seriously harm our reputation. In addition, a negative shift in the perception of lottery games by the public or by politicians, lobbyists, or others could affect future legislation regarding the mobile purchase of lottery games from third-party providers, including with respect to the regulation or licensure of couriers, or with respect to the legalization of online lottery game sales (“Online Lottery”), either of which may impact our operations. Negative public perception could also lead to new restrictions on or to the prohibition of mobile lottery play in jurisdictions in which we currently operate. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of our new players and established user base, and it could result in decreased revenue or slower user growth rates, which could seriously harm our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

Our future growth will depend largely on our ability to attract players and retain users, and the loss of our users, failure to attract new users in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, and results of operations.

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new players to our offerings, retain existing users of our offerings, and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing efforts, which may not make sense in terms of return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with the promotional activity of in-state and multi-state issued lottery games, to achieve our objectives. For paid marketing, we intend to leverage a broad array of advertising channels, which may include a combination of radio and social media platforms, such as Facebook, Instagram, and X (formerly Twitter), affiliate marketing, paid and organic search engines, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around gaming and lottery, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may click through to our websites or download our application. If links to our websites or application are not displayed prominently in online search results, if fewer users click through to our websites or application, if our other digital marketing campaigns are not effective, or if the costs of attracting users via any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline, and our business, financial condition, and results of operations could be harmed and could cause the value of our securities to decline or become worthless.

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

We have registered domain names that we use in, or are related to, our business, most importantly www.lottery.com and www.sports.com. We believe our easily identifiable and definitional brands and domain names are one of our competitive strengths. If we lose the ability to use our domain names, especially www.lottery.com and www.sports.com, whether due to trademark claims, failure to renew applicable registrations, or any other cause, we may be forced to incur significant expense in order to attempt to purchase rights to the domain name in question, the failure of which would require us to market the relevant offerings under a new domain name, and we may be required to change our brand, which could cause us substantial harm and expense, and could negatively impact our business, financial condition, and results of operations. We may not be able to obtain preferred domain names outside the U.S. due to a variety of reasons. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, all of which could, in turn, adversely affect our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

We are subject to risks related to corporate social responsibility, responsible gaming, reputation, and ethical conduct.

Many factors influence our reputation and the value of our brands, including the perception held by our users, customers, business partners, investors, regulatory authorities, key stakeholders, and the communities in which we operate, such as our social responsibility, corporate governance, and responsible gaming practices. We have faced, and will likely continue to face, increased scrutiny related to social, governance and responsible gaming activities, and our reputation and the value of our brands can be materially adversely harmed if we fail to act responsibly in a number of areas, such as diversity and inclusion, workplace conduct, responsible gaming, human rights, philanthropy, and support for local communities. Any harm to our reputation could impact employee engagement and retention, and the willingness of users, customers and partners to do business with us, which could have a materially adverse effect on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

Illegal, unethical or fraudulent activities perpetrated by any of our members of management or Board, users, customers, or partners for personal gain could expose us to potential reputational damage and financial loss, which would negatively impact our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

General Operational Risks

We have incurred net losses in the past with negative cash flows and suspended operations and may not be able to generate and sustain profitability.

We have a history of incurring net losses and have suspended significantly our operations since July 2022, the Operational Cessation. We may not be able to achieve or maintain a needed level of profitability in the future. We experienced net losses of approximately $24.7 million for the year ended December 31, 2023, and experienced net losses of approximately $60.0 million and $53.0 million for the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $233.8 million. While we have received some limited revenue since the Operational Cessation, we cannot predict when or whether we will be able to restart our operations and/or whether or not we will be able to reach profitability at any time in the future.

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

We may not be able to capitalize on trends and changes in the gaming and lottery industries, including due to the operational costs involved, the laws and regulations governing these industries in various jurisdictions, and other factors.

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

To the extent that we enter into any business that is determined to be internet gaming, any jurisdiction in which our existing business is deemed to be internet gaming, or our customers offer internet gaming, it is important to recognize that the laws relating to internet gaming are evolving literally by jurisdiction. To varying degrees, governments have taken steps to change the regulation of internet wagering through the implementation of new or revised licensing and taxation regimes, including the possible imposition of sanctions on unlicensed providers. We cannot predict the timing, scope or terms of the implementation or revision of any such state, federal or foreign laws or regulations, or the extent to which any such laws and regulations may facilitate or hinder our strategy or be applicable to or impactful on our business, operations and financial condition.

In jurisdictions that authorize internet gaming, we may not be successful in offering our technology, content and services to internet gaming operators, We expect to face intense competition from our traditional competitors in the gaming and lottery industries, as well as a number of other domestic and foreign competitors (and, in some cases, the operators themselves), many of which have substantially greater financial resources or experience in this area than we do.

Know-your-customer and geo-location programs and technologies supplied to us by third parties are an important aspect of certain internet and mobile gaming products, services, and systems, because they can confirm certain information with respect to players and prospective players, such as age, identity, and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of interactive and mobile wagering products, services, and systems. Moreover, we cannot provide any assurance that programs or technologies supplied to us by third parties will always meet regulatory standards, which constitutes an economic and regulatory risk to us. Additionally, these programs and technologies are costly to implement, and our use of them may have an adverse impact on our results of operations, cash flows, and our financial condition and overall business risk Also, our products or services containing these programs and technologies may not be available to us on commercially reasonable terms, if at all, and may not perform accurately or otherwise in accordance with required specifications, all of which may have a negative impact on our business, results of operations, and financial condition and could cause the value of our securities to decline or become worthless.

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

Additionally, the reputational impact of our Board and management changes, the Operational Cessation and the events contributing thereto have not been quantified. It may require significant investment to restore the value in our brand, and the value of our brand may never return to prior levels and/or may be permanently reduced as a result of recent events.

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

If we fail to detect fraud or misappropriation of proprietary information, including by our users, customers, and employees and contractors, our reputation and brand may suffer, which could negatively impact our business, financial condition, and results of operations and can subject us to investigations and litigation.

We have in the past incurred, and may in the future, incur losses from various types of fraud, which may include the use of stolen or fraudulent payment card data, claims of unauthorized payments by a user and attempted payments by users with insufficient funds, referral fraud by affiliates, fraud with respect to background checks, fraud by employees or contractors, including our couriers, and account misappropriation by bad actors, or phishing. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as identity theft, payment or bank account information theft and the unauthorized acquisition of mobile phone numbers and other accounts.

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

We may be held liable for these acts of fraud. For example, under current payment card industry practices, we may be liable for use of funds on our products with fraudulent payment card data, even if the associated financial institution approved the transaction. Despite measures we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our offerings, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action that may include fines and penalties, and lead to expenses, all of which could adversely affect our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

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

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers, breached due to employee or contractor error, malfeasance, or other cybersecurity risks or disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, fines, and the payment of damages, restrictions on our ability to use data, disruption of our operations and the services we provide to users, damage to our reputation, and a loss of confidence in our products, services, and systems, which could adversely affect our business.

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

We are subject to various privacy laws in the U.S. and foreign jurisdictions and we expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act of 2018, which went effective January 1, 2020 and the California Consumer Privacy Rights Act (“CCPA”), which went effective on January 1, 2023, which impose obligations for the handling, disclosure and deletion of personal information for California residents. Virginia and other states have enacted, or are considering enacting, data privacy laws similar to the CCPA. Certain of these laws, including the CCPA also requires companies to give residents the ability to opt out of the sale of their personal information and creates potential liability for companies that fail to take adequate steps to protect personal information where that failure results in a data breach.

In the European Union, the General Data Protection Regulation of 2018 (the “GDPR”) significantly expanded the rules on using personal data and increased the risks of processing personal data. Some of the new requirements include:

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

Other foreign jurisdictions in which the Company operates, or in which it has it services available, have implemented, or are considering implementing, data privacy laws and regulations, many of which are similar to the GDPR. Although we attempt to stay current with such developments in the jurisdictions in which we or our subsidiaries operate, our policies and procedures for compliance with data privacy laws and regulations, may not be up-to-date or implemented correctly or our management, employees or agents. thereby not complying with current procedures. Moreover, our third-party agents in foreign jurisdictions may likewise not implement policies and procedures that are the most current for their jurisdiction, thereby creating a risk factor for us. Failure to comply with data privacy laws and regulations may have serious financial consequences. We could face significant sanctions, statutory damages, and damage to our reputation resulting in a material adverse effect on our results of operations, business, or financial condition.

Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users.

Our business depends on users’ access to our offerings via a mobile device or personal computer and the Internet. We may operate in jurisdictions that provide limited data or Internet connectivity, particularly as we expand into foreign markets. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of consumers’ ability to access our offerings. In addition, the Internet infrastructure that we and our users rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed and availability of our offerings. Any such failure in Internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

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

We cannot assure you that we will be able to respond to rapid technological or regulatory changes in our industry. In addition, the introduction of new products or updated versions of existing products and the underlying technology that supports such products has inherent risks, including, but not limited to, risks concerning:

●	product quality, including the possibility of software defects, which could result in claims against us or the inability to sell our products;

●	the accuracy of our estimates of user or customer demand, and the fit of the new products and features with users’ or customers’ needs;

●	the need to educate our sales, marketing and services personnel to work with the new products and features, which may strain our resources and lengthen sales cycles;

●	market acceptance of initial product releases; and

●	competitor product introductions or regulatory changes that render our new products obsolete.

Developing, enhancing and localizing software is expensive, and the investment in product development may involve a long payback cycle. However, we believe that we must dedicate a significant amount of resources to our developmental efforts to maintain our competitive position. However, funding for such development efforts may not be available on favorable terms if at all, and we may not receive significant revenue from these investments for several years, if at all. In addition, as we or our competitors introduce new or enhanced offerings, the demand for our offerings, may decline.

We may not timely and effectively scale and adapt our technology and network infrastructure to ensure that our Platform is accessible, which would adversely affect our business, reputation, financial condition, and results of operations.

Once it becomes operational, we expect to make significant investments to improve the availability of our Platform and to enable rapid releases of new features and services, funding permitting. However, it may become increasingly difficult to maintain and improve the availability of our Platform, especially during peak usage times and as our Platform becomes more complex and if our user and customer traffic increase. If our Platform is unavailable when users and customers attempt to access it or it does not respond as quickly as they expect or it experiences capacity constraints due to an overwhelming number of users or customers accessing our Platform simultaneously, users or customers may seek other offerings, and may not return to our Platform as often in the future, or at all. This would adversely affect our ability to attract users and customers and decrease the frequency with which they use our Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, or develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, reputation, financial condition, and results of operations would be adversely affected.

Our Platform may be vulnerable to risks, both foreseen and unforeseen, arising from our application of distributed ledger technology.

Prior to the Operational Cessation, our Platform utilized distributed ledger technology by preserving a cryptographic ledger of the user identification, draw identification, ticket identification, and game numbers into an immutable ledger. The distributed ledger was append-only and kept a complete record of all changes to the provided data that could not be deleted, modified, or overwritten. Distributed ledger technology is a relatively new, evolving technology. Accordingly, the further development and future viability of this technology is generally undetermined with practical and ideological challenges which may affect its further development or integration into our Platform.

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

There have been several proposed state and federal bills to prohibit or restrict interactive or online lottery sales, some of which have been successful. For example, in 2015, the Minnesota legislature passed an amendment to the state’s lottery law prohibiting the sale of scratch lottery tickets over the Internet. In certain jurisdictions, the sale of lottery tickets through couriers is expressly unlawful. Laws restricting the sale of lottery tickets via the Internet, through mobile networks or by courier, or that otherwise materially impact our operations, including those relating to sweepstakes, may be proposed or passed in the future at either the federal or state level or by foreign governments. For example, in 2023, the State of Texas passed Senate Bill 1820 (the “Texas Bill”), which among other things, limited online lottery gaming and the use of courier services in Texas. Any proposal or passage of such laws may reduce our revenues or require us to expend a significant amount of our funds and resources and incur additional legal and other expenses, thereby creating a material adverse effect on us or our results of operations, cash flow, or financial condition.

Changes in the executive branches of government in the U.S. as well as in foreign countries, may affect policies on lotteries and mobile gaming. For example, variations in the interpretation of The Federal Wire Act of 1961 (the “Wire Act”) by the Office of Legal Counsel (the “OLC”) of the Department of Justice (the “DOJ”) has had a material impact on the online gaming and lottery industry within the U.S. For more information, see “-If there is a final determination on the applicability of the Wire Act to our operations and it is determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated, which may have a material adverse effect on our business, financial conditions, and results of operations.” We have and may from time to time in the future retain government affairs specialists in domestic and international jurisdictions to advise elected and appointed officials regarding our perspectives on legislation and regulations related to lottery and other aspects of our business, to monitor such legislation and regulations, and to otherwise provide us with advice regarding our relations with such officials. Such efforts, however, may not be successful in whole or in part and changes in such laws or policies could have a material adverse effect on us or our results of operations, cash flow, or financial condition.

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

The Wire Act of 1961 provides that anyone engaged in the business of betting or wagering that knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication that entitles the recipient to receive money or credit as a result of such bets or wagers, or for information assisting in the placing of such bets or wagers, may be fined or imprisoned, or both. However, the Wire Act provides that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a state or foreign country where betting on that sporting event or contest is legal.

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

On September 15, 2022, the United States District Court for the District of Rhode Island entered an order siding with the First Circuit’s interpretation of the Wire Act, and holding that “the Wire Act applies only to ‘bets or wagers on any sporting event or contest.”

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

(a) To the extent that any stockholder, director, officer or key employee is required to submit to required background checks and provide disclosure and fails to do so, or they or the Company fail to do so to the satisfaction of the relevant regulatory authority, such failure may jeopardize the grant of a license, provide grounds for termination of an existing license, or result in the imposition of penalties. Generally, any person or entity that fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by a competent authority that they are required to do so may be denied a license or found unsuitable, as applicable, which may result in our being required to sever our relationship with such person or entity. Further, we may be subject to disciplinary action or suffer revocation of licensure if, following notification that a person or entity is disqualified or unsuitable, we: pay them any dividend or interest upon our shares; (b) allow them to exercise, directly or indirectly, any voting right conferred through the shares they hold; (c) pay them remuneration in any form for services rendered or otherwise; or (d) if required, fail to pursue all lawful efforts to terminate their association with the Company or require them to relinquish their shares.

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

We plan to continually develop internal compliance programs in ongoing efforts to ensure our compliance with legal requirements imposed in connection with our business activities and with legal requirements generally applicable to all publicly traded companies. While we are firmly committed to full compliance with all applicable laws, and plan to continue to establish appropriate procedures and policies, we cannot ensure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us, an employee, a customer, a subsidiary or an affiliate will not result in the imposition of a monetary fine or suspension or revocation of one or more of our governmental licenses, findings of suitability, registrations, permits and approvals, which could have a material adverse effect on us or on our results of operations, cash flow, or financial condition.

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

All of the U.S. jurisdictions and most of the foreign jurisdictions in which we operate prohibit sales of lottery tickets to persons under 18 years of age. We have instituted know-your-customer requirements to aid our efforts in identifying minors and preventing them from using our services. In many cases, these requirements apply to our lottery retailer partners and may not apply to us. Nevertheless, if we fail to abide by these requirements, our partners may be reluctant to do business with us or the applicable regulatory authorities may amend the requirements to apply specifically to us, to the extent that they do not already do so.

Many jurisdictions, especially foreign jurisdictions, are imposing more stringent rules with regard to underage and responsible gaming. This trend could continue to spread and both U.S. and foreign jurisdictions may strengthen underage and responsible gaming requirements. In the event that any jurisdiction in which we operate mandates additional requirements regarding corporate social responsibility, responsible gaming, self-exclusion, or similar mandates, we may be required to undertake additional technological initiatives to remain in compliance. Implementation of any such initiatives may present operational challenges and material costs and divert the attention of management and our systems developers and engineers, any of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition. The failure to remain in compliance with underage and responsible gaming requirements or any amendments or additions to such requirements could have a material adverse effect on us or on our business, results of operations, or financial condition.

We are subject to governmental laws and requirements of the U.S. and various foreign jurisdictions in which we operate regarding anti-bribery, anti-corruption, economic and trade sanctions, anti-money laundering, and counter-terror financing. Alleged or actual violation of any of these laws or requirements could negatively impact our brand and reputation, our ability to obtain or maintain any governmental licenses, findings of suitability, registrations, permits, and approvals, any of which could negatively impact our business, financial condition, and results of operations.

As a digital company operating within the U.S. and subject to the jurisdiction of various foreign governments and regulatory agencies, we are accordingly subject to domestic and foreign laws regarding anti-bribery, anti-corruption, economic and trade sanctions, anti-money laundering, and counter-terror financing.

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

In addition, some of the foreign locations in which we operate lack a developed legal system and may experience elevated levels of corruption. Our foreign operations expose us to the risk of inadvertently violating, or being accused of violating, anti-corruption laws and regulations. Our failure to successfully comply with any such laws and regulations may expose us to brand and reputational harm, as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, and injunctions, as well as impacting our ability to maintain or obtain any governmental licenses, findings of suitability, registrations, permits and approvals. Further, investigations of alleged violations can result in substantial costs, fines, or penalties and diversion of our resources. We are continuously developing, monitoring and maintaining the various governmental requirements to comply with applicable anti-corruption laws and regulations, however, there is no certainty that they will effectively prevent violations for which we may be held responsible, or at all.

We are currently required to comply with U.S. economic and trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”). Our Platform may be accessible from a sanctioned country in violation of applicable trade and economic sanctions. As part of our ongoing compliance efforts, we are implementing requirements to ensure that we do not violate these laws and regulations, however, our failure to adequately fulfill such requirements, fully perform any and all compliance requirements, or otherwise breach any compliance requirements of the OFAC could result in our being subject to penalties, fines or other enforcement actions.

We process, support and execute financial transactions as part of our business and disburse funds on behalf of certain of our users, including receiving payment card information and processing payments for and due to our users. Accordingly, we may be subject to various U.S. and foreign government anti-money laundering and counter-terrorist financing laws and regulations that prohibit, among other things, involvement in transferring the proceeds, in whole or in part, for criminal or terrorist activities, including, for example, in the U.S., the Bank Secrecy Act of 1970, as amended (the “BSA”), and certain provisions of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). Although we have developed a risk-based anti-money laundering program that we are implementing, in the event that we breach any of these laws and regulations that are applicable to us, we could be subject to significant civil fines, penalties, inquiries, audits, investigations, enforcement actions, and criminal and civil liability.

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

Human Capital Risks

Our success will depend on our ability to hire employees in the future. Recruitment and retention of these individuals is vital to growing our business and our executing our business plans. The loss of any of our key executives or other key employees could harm our business.

We currently have ten non-furloughed employees  who manage and operate our business, including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. and key outside contractors. While we have experienced significant turnover of our executive officers in past years, we expect that the leadership of our current key executives and employees will be a critical element of our success in the future. The departure, death or disability of any one of our executive officers or employees or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business.

In addition, our failure to re-hire, or hire new, employees in the future may limit our ability to restart our business operations and earn revenue. We believe our success and our ability to compete and grow following the Operational Cessation will depend in large part on the efforts and talents of our current and future employees and on our ability to retain highly skilled personnel. The competition for these types of personnel is intense and we compete with other potential employers for the services of appropriately skilled employees. As a result, we may not succeed in hiring and retaining the executives and other key employees that we need. Employees, particularly highly skilled developers and engineers, are in high demand, and we will need to devote significant resources to identifying, hiring, training, successfully integrating and retaining such employees, including significant financial resources, which we may not have when needed. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future. In addition, the loss of future employees or the inability to hire skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business, financial condition and results of operations could be seriously harmed.

Illegal, improper, or otherwise inappropriate activity of our couriers, whether or not occurring while performing their duties for us, could expose us to liability and adversely affect our business, reputation, brand, financial condition, and results of operations.

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

Risks Relating to our Dependence on Third Parties

Our business model depends upon the compatibility between our B2C Platform and the major mobile and other operating systems and upon third-party platforms for the distribution of our product offerings. If Google Play or the Apple App Store or other mobile download sites prevent users from downloading our apps or if our advertising is blocked or rejected from being delivered to our users, our ability to grow our revenue, profitability, and prospects may be adversely affected.

When operational, our users access our B2C Platform product offerings on mobile devices and various web applications, and accordingly, our business model depends upon the compatibility between our application and all major mobile and web operating systems. Third parties with whom we do not have any formal relationships control the design of such devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to download applications or access specified content on mobile devices.

In addition, when operational, we rely upon third-party platforms for distribution of our product offerings. The Google Play store and Apple App Store are global application distribution platforms and have been the main distribution channels for our application. As such, the promotion, distribution and operation of our application are subject to the respective distribution platforms’ standard terms and policies for application developers which are very broad and subject to frequent changes and interpretations. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with such publishers.

There is no guarantee that popular mobile devices will support or feature our product offerings when operational, or that mobile device users will continue to use our product offerings rather than competing products. We are dependent on the interoperability of our technology with popular mobile and web operating systems, technologies, networks and standards that we do not control, such as the Android and iOS operating systems, and any changes, bugs, technical or regulatory issues in such systems, our relationships with mobile manufacturers and carriers, or in their terms of service or policies that degrade our offerings’ functionality, reduce or eliminate our ability to distribute our offerings, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges related to delivering our offerings, could adversely affect our product usage and monetization on mobile devices.

Furthermore, we may not successfully cultivate relationships with key industry participants or develop product offerings that operate effectively with these technologies, systems, networks, regulations, or standards. If it is difficult for our users to access and use our offerings on their mobile devices, if our users choose not to access or use our offerings on their mobile devices, or if our users choose to use mobile products that do not offer access to our offerings, our user growth, retention, and engagement could be seriously harmed. In addition, if any of the third-party platforms used for distribution of our product offerings were to limit or disable advertising on their platforms, either because of technological constraints or because the managers of these distribution platforms wished to impair our ability to serve ads on them, our ability to generate revenue could be harmed. Also, technologies may be developed that can block the display of our ads. These changes could materially impact the way we do business, and if we or our advertising partners are unable to quickly and effectively adjust to those changes, there could be an adverse effect on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

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

For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the U.S. including numerous state and local agencies who may define money transmitter differently. Certain states in the U.S. may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the U.S., we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

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

Our business strategy contemplates substantial growth in our user and customer base, and a strategy to capture a larger share of a dynamic lottery market and shifting demographic, primarily in the U.S. but internationally as well. Our growth has previously placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

●	implement additional management information systems;

●	further develop our operating, administrative, legal, compliance, financial and accounting system and controls;

●	hire additional qualified personnel and develop human capital;

●	comply with additional regulatory regimes, securing licenses, findings of suitability, registrations, permits and approvals; and

●	maintain close coordination among our engineering, operations, legal, compliance, finance, sales and marketing and customer service and support organizations.

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

Due to our foreign operations, a portion of our business is denominated in foreign currencies. As a result, fluctuations in foreign currency and exchange rates may have an impact on our business, results of operations and financial position. Foreign currency exchange rates have fluctuated and may continue to fluctuate. Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn would affect our consolidated revenue. Currencies may be affected by internal factors, general economic conditions and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transactions in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the respective local currency may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

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

Our success may depend, in part, on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection, which may not always be successful. Also, we are continually evaluating opportunities to file patents. Any future patent applications we hold or have rights to may not result in an issued patent, and if patents are issued, they may not necessarily provide meaningful protection against competitors and competitive technologies or adequately protect our then-current technologies. Additionally, even if granted, we may not be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, and there can be no assurance that any trademark, copyright, or issued patent will provide competitive advantages for us or that our intellectual property will not be successfully challenged or circumvented by competitors.

As of December 31, 2023, we had one trademark, “Lottery.com”, registered with the U.S. Patent and Trademark Office. . As of December 31, 2022, the registration of our LOTTERY.COM, AUTOLOTTO and SPORTS.COM word marks and SPORTS.COM logo were pending with the U.S. Patent and Trademark Office. In March 2023, the U.S. Patent and Trademark Office denied the registration of the SPORTS.COM word mark and the appeal period has expired. The registration of the SPORTS.COM logo has also been denied and the Company is currently considering whether to appeal such denial. We are also using and/or have common-law trademark rights in the trademarks AUTOLOTTO, SPORTS.COM, and “TAP, TAP, TICKET.”

We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets. For example, there can be no assurance that consultants, vendors, partners, former employees, or current employees and contractors will not breach their obligations regarding non-disclosure and restrictions on use. Anyone could seek to challenge, invalidate, circumvent, or render unenforceable any trademark or patent that we seek protection over in the future. We may not be able to detect the unauthorized use of our intellectual property, prevent breaches of our cybersecurity efforts, or take appropriate steps to enforce our proprietary or intellectual property rights effectively. In addition, certain contractual provisions, including restrictions on use, copying, transfer, and disclosure of software, may be unenforceable under the laws of certain jurisdictions.

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

In an effort to avoid post-judgment discovery, Streicher indicated a willingness to pay the judgment over time with interest and is attempting to negotiate a settlement and forbearance agreement with the Company. Streicher’s original deadline to produce documents and respond to the post-judgment discovery was January 16, 2023, and the Deposition was scheduled to take place on January 19, 2023. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000 and agreed to make another payment in the amount of $75,000 on February 28, 2023. Streicher failed to remit the payment on February 28, 2023, and as a result, the Company is proceeding with the post-judgment discovery and depositions, which was scheduled for March 16, 2023, however Streicher did not appear at such hearing. The Company intends to fully collect on the Judgment and intends to pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied.

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

The gaming and lottery industry is subject to rapid change, significant competition, and multiple regulatory oversight and our projections are subject to the risks and assumptions made by management with respect to our industries. Operating results are difficult to forecast because they generally depend on our assessment of the timing of adoption of future legislation and regulations by different states, which are uncertain. Furthermore, if we invest in the development of new products, services or distribution channels that do not achieve significant commercial success, whether because of implementation, competition or otherwise, we may not recover the often substantial “up front” costs of developing and marketing those products and distribution channels or recover the opportunity cost of diverting management and financial resources away from other services, products or distribution channels.

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

As a result of being a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”), including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly as compared to when we were a private company. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with all these requirements, including Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” To meet these various requirements, we have and will continue to need to hire additional legal, accounting and financial staff and/or contractors, all with appropriate public company experience. Internally, we must continue to increase our technical accounting knowledge as well as maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

No redemption of Redeemable Securities shall be effectuated pursuant to the Charter without the receipt of the regulatory approvals required. From and after the redemption date, the Redeemable Securities shall no longer be deemed outstanding, such Disqualified Holder shall cease to be a stockholder with respect to such Redeemable Securities and all rights of such Disqualified Holder (other than the right to receive the redemption price) shall cease.

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

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. The Company is subject to anti-takeover provisions under Delaware law which could delay or prevent a change of control. These provisions are intended to avoid costly takeover battles, reduce our vulnerability to a hostile change of control and enhance the ability of our Board to maximize stockholder value in connection with any unsolicited offer to acquire us. However, these provisions may make more difficult the removal of management, may have an anti-takeover effect and may delay, deter or prevent a merger or acquisition of us by means of a tender offer, a proxy contest or other takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the prevailing market price for our securities. These provisions provide for, among other things:

●	authorized but unissued shares of common stock and preferred stock, which may be used for a variety of corporate finance transactions, acquisitions and employee benefit plans and the existence of which could make more difficult or discourage an attempt to obtain control of the Company by means of a proxy contest, tender offer, merger or otherwise (the DGCL does not require stockholder approval for any issuance of authorized shares);

●	stockholder action may not be by written consent (the DGCL provides that unless otherwise provided in the charter, any action of a meeting of stockholders may be taken without a meeting and prior notice by signed written consent of stockholders having the minimum number of votes that would be necessary to take such action at a meeting at which all shares entitled to vote thereon were present and voted);

●	amendment of certain provisions of the organizational documents only by the affirmative vote of at least 66 2/3% of the voting power of the outstanding capital stock (the DGCL provides generally that the affirmative vote of a majority of the outstanding shares entitled to vote thereon, voting together as a single class, is required to amend a corporation’s certificate of incorporation, unless the certificate of incorporation requires a greater percentage);

●	provisions providing for a board of directors with staggered terms and detailing that the number of directors may be fixed and modified only by our Board;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at annual meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Lottery.com; and

●	the ability of our Board to issue one or more series of preferred stock.

●	providing that directors may be removed only for cause and then only by a two-thirds vote of the holders of a majority of the voting power of the outstanding shares then entitled to vote in an election of directors, voting together as a single class;

●	providing that vacancies on our Board, including newly-created directorships, may be filled only by a majority vote of directors then in office; and

●	prohibiting stockholders from calling special meetings of stockholders.

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management or our Board. Stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to them. These anti-takeover provisions could substantially impede any stockholder’s ability to benefit from a change in control or change our management and Board and, as a result, may adversely affect the market price of common stock and the ability for any stockholder to realize any potential change of control premium.

Risks Related to Our Common Stock and Warrants

We are not currently in full compliance with the continued listing standards of Nasdaq and may not be able to regain full compliance with Nasdaq’s continued listing standards in the future.

Our common stock and warrants trade on The Nasdaq Global Market under the symbols “LTRY” and “LTRYW,” respectively. We are not currently in compliance with Nasdaq’s continued listing standard for meeting their requirement for the total market value of our publicly-held shares. Our failure to regain full compliance with these requirements may result in our securities being delisted from Nasdaq.

On August 17, 2022, the Company received a notice from Nasdaq indicating that, as a result of not having timely filed the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 with the SEC, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing of all required periodic financial reports with the SEC. On November 28, 2022, the Company received an additional notice, dated November 16, 2022, from Nasdaq indicating that, as a result of an additional delinquency in the timely filing of the Company’s Form 10-Q for the quarter ended September 30, 2022, the Company remained out of compliance with Nasdaq Listing Rule 5250(c)(1)

On August 24, 2022, the Staff notified the Company that the bid price of its common stock had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Nasdaq Listing Rule 5550(a)(2). Therefore, in accordance with Nasdaq Listing Rule 5810(c)(3) (A), the Company was provided 180 calendar days, or until February 20, 2023, to regain compliance with such rule. On February 23, 2023, the Company received a determination letter from Nasdaq advising it that Nasdaq had determined that the Company had not regained compliance with such rule and that the Company was not eligible for a second 180 day period as the Company had not yet filed its periodic reports with the SEC. Nasdaq also confirmed to the Company in its February 23, 2023 letter that the failure to timely file those periodic reports each serve as separate and an individual basis for delisting.

The Company had until March 2, 2023 to request an appeal of Nasdaq’s determination, which appeal was timely requested. If the appeal were not granted, then, the Company’s common stock and warrants would be delisted from Nasdaq, trading of the Company’s securities would be suspended, and a Form 25-NSE would need to be filed with the SEC which would remove the Company’s securities from listing and registration on Nasdaq.

On April 4, 2023, the Company received an additional notice from Nasdaq that the Company’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2022, serves as an additional basis for delisting the Company’s securities from Nasdaq.

On April 24, 2023, the Company presented a plan to a Nasdaq hearing panel (the “Panel”) to regain compliance with the Nasdaq Listing Rules and to file the Company’s deficient quarterly reports for the quarters ended June 30, 2022 and September 30, 2022, as well as its annual report for the year ended December 31, 2022, and to cure the bid price deficiency. On May 8, 2023, the Company received notice that the Company’s plan to regain compliance was conditionally accepted by the Panel and the Company provided Nasdaq with certain requested information. On May 24, 2023, the Company received a letter from the Panel (the “May 24th Decision”), stating that as a result of its review of the requested information, it had determined to delist the Company’s common stock and warrants from Nasdaq on May 26, 2023, and consequently the Company’s common stock and warrants were suspended from trading on Nasdaq on that date. The Company responded to the May 24th Decision and requested that the Panel reconsider the historic facts underlying its decision, the Company’s future prospects, the consequences of such delisting on the Company’s stockholders and the Company’s ability to continue to relaunch its business.

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

Upon consideration of the record and the additional documentation provided by the Company, on June 8, 2023, the Company received a letter (the June 8th Decision”) from the hearings panel stating that it had determined to reverse its initial delisting decision and grant the Company’s request for an exception to the continued listing rules until August 17, 2023, subject to the satisfaction of certain conditions, which the Company met in a timely manner

In addition to the above, there are other requirements to be met in order to maintain a continued listing on The Nasdaq Global Market. These requirements include requiring that the Company maintain at least $10 million in stockholders’ equity, $5 million of Market Value of Publicly Held Shares (MVPHS) listed securities, or $50 million in total assets and total revenue over the prior two years or two of the prior three years and having a majority of independent directors.

As reported on form 8-K filed on December 7, 2023, on November 29, 2023, the Company received a letter from Nasdaq stating that based upon its review of the Company’s Market Value of Publicly Held Shares (“MVPHS”) for the last 30 consecutive business days, the Company no longer met the minimum requirement of $5,000,000 in MVPHS set forth in Nasdaq Listing Rule 5450(b)(1)(C). However, under the Listing Rules, the Company was provided a 180-calendar day grace period to regain compliance, through May 28, 2024.

If at any time during the compliance period the Company’s MVPHS closes at $5,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed. The Company has met this requirement and is in the process of notifying Nasdaq. In the event the Company does not regain compliance with the rule prior to the expiration of the compliance period, the Company will receive written notification that its securities are subject to delisting.

As of the date of this Report, there can be no assurance that the Company will be able to meet the MVPHS requirements for a minimum period of ten consecutive business days through May 28, 2024, or be able to remain in full compliance with all applicable Nasdaq listing requirements.

Furthermore, the requirement that we maintain a majority of independent directors and at least three members on our audit committee are Nasdaq requirements that we currently meet but have not met from time to time.

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

In addition, the stock markets historically have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many publicly-held companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common stock and warrants, regardless of a company’s actual operating performance. In addition, in the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If the Company faces such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm its business, results of operations, cash flow, or financial condition.

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

The Company currently anticipates that it will retain future earnings for the development, operation and expansion of its business and does not anticipate declaring or paying any cash dividends for the foreseeable future.

As a result, capital appreciation, if any, of the Company’s shares of common stock would be your sole source of gain on an investment in such shares for the foreseeable future.

Risks Related to Our Loan Agreements and Loan Agreement Warrants

Woodford Eurasia Assets Ltd., (“Woodford”), and United Capital Investments London Limited, (“UCIL”) may not loan us the amounts they agreed to under each of their amended and restated loan agreements. If either fails to provide us with funding, we may be forced to curtail or even abandon our plan to recommence our operations and we may need to permanently cease our operations.

As previously noted, we need to raise capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. The amended and restated loan agreements with Woodford and UCIL are potential sources of this needed additional capital that is presently available to us.

Pursuant to the Woodford Amended and Restated Loan Agreement, Woodford agreed to fund up to $52.5 million, subject to certain conditions and requirements, of which, per our books and records, $951,298 was received by us through December 31, 2023.

As reported on form 8-K on August 1, 2023, the Company reported that it had not received the requisite funding on a timely basis that it expected from Woodford, despite making several requests to Woodford for said funding under the Woodford Amended and Restated Loan Agreement. Moreover, the Board of Directors determined that it was in the best interest of the Company and its stockholders to enter into a new loan agreement with UCIL, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Amended and Restated Loan Agreement. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred. Further, on July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued, and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under its loan agreement. The matter currently is in litigation.

Given the uncertainty of the continued financing under the Woodford Loan Agreement, on July 26, 2023, the Company secured and formalized alternative funding by entering into a Loan Agreement with UCIL which was further amended and restated on August 18, 2023. The UCIL agreement was approved by the shareholders on or about November 17, 2023 and attached to this 10-K as an exhibit.

The UCIL loan agreement provides for a credit facility (the “Credit Facility”) consisting of (a) funding in the principal amount of up to $1,000,000 to be paid in tranches over time and as requested by the Company (the “Initial Loan”), wherein in return for the Initial Loan the Company shall issue to UCIL a number of warrants (the “Warrants”) to purchase shares of the Company’s common stock (“common stock”) in an amount representing at least 4.5% but not exceeding 15% of the Company’s issued and outstanding common stock on the date of such issuance; and (b) an additional credit facility, at the Company’s written request and at UCIL’s sole discretion for an amount up to a total of $49,000,000 in additional financing (the “Accordion”) in subsequent funding tranches. The interest rate on the Initial Loan and the Accordion is 10% per annum. The Credit Facility provides that UCIL may elect, in its sole discretion, to convert an amount of the Initial Loan and the Accordion, together with accrued interest, into shares of common stock at a conversion price calculated in accordance with the terms of the Loan Agreement. In addition, the Credit Facility includes certain customary representations, warranties and events of default subject to customary notice and cure rights.

If neither Woodford nor UCIL is able or willing over time to advance us amounts owed under either of their amended and restated loan agreements and/or we are unable to raise additional funds from other third parties, we may not be able to raise enough capital to recommence our operations and run our business. Consequently, we may be forced to curtail or even abandon our plan to recommence our operations and we may need to permanently cease our operations.

We are subject to certain covenants while amounts are outstanding under the loan agreements which may restrict our ability to undertake future activities, including issuing additional shares of common stock.

Each loan agreement includes confidentiality obligations, representations, warranties, covenants, and events of default, which are customary for a transaction of this size and nature. For example, included in the Woodford Loan Agreement are covenants prohibiting us from (a) making any loan in excess of $1 million or obtaining any loan in amount exceeding $1 million without the consent of Woodford, which may not be unreasonably withheld; (b) selling more than $1 million in assets; (c) maintaining less than enough assets to perform our obligations under the Loan Agreement; (d) encumbering any assets, except in the normal course of business, and not in an amount to exceed $1 million; (e) amending or restating our governing documents; (f) declaring or paying any dividend; (g) issuing any shares of common stock which negatively affects UCIL; and (h) repurchasing any shares of common stock. Such covenants in either loan agreement may restrict our ability to raise capital, pay consultants, officers and directors, and may ultimately result in material adverse effects to the Company. The result of that may be a decrease in the value of our securities or our need to seek bankruptcy protection.

Our obligations under the loan agreements are secured by a first priority security interest in substantially all of our assets and if we were to default, they could force us to curtail or abandon our business plans and operations.

The amounts borrowed pursuant to the terms of the Woodford Loan Agreement are secured by substantially all of the present and after-acquired assets of the Company and its subsidiaries. As a result, Woodford as our creditor, in the event of the occurrence of a default may enforce its security interests over our assets and/or our subsidiaries which secure such obligations, take control of such assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to, any investment in our common stock) could become worthless.

The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Either Woodford or UCIL under each’s loan agreement may depress the market price of our common stock and cause substantial dilution.

As of December 31, 2023, per the Company’s books and records, we had borrowed $951,298 under the Loan Agreement to Woodford and $711,610 from UCIL. Amounts borrowed can be repaid at any time without penalty and accrue interest per the terms and conditions of each loan agreement. Amounts borrowed may, at each lender’s option, be converted into shares of common stock, beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of Company common stock.

In addition, in connection with the loan agreement we agreed to grant warrants to each of Woodford and UCIL to purchase up to 15% of the shares of common stock that are then issued and outstanding, each with an exercise price equal to the average of the closing price for each of the ten days prior to the drawing of the first tranche. In the event we fail to repay the amounts borrowed when due or either lender fails to convert the amount owed into shares of common stock, the exercise price of the warrants may be offset by amounts owed , and in such case, the exercise price of the warrants will be subject to a further discount.

If sequential conversions of amounts owed under either loan agreement or warrants are exercised, and sales of such resulting shares of common stock take place, the price of our common stock may decline, and as a result, the lender will be entitled to receive an increasing number of shares of common stock, which shares could then be sold in the market, triggering further price declines and conversions or exercises for even larger numbers of shares, to the detriment of our investors. The shares of common stock issued may, under certain conditions, be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

Additionally, the issuance of common stock upon conversion of the amounts owed under either loan agreement or the exercise of warrants will result in immediate and substantial dilution to the interests of other stockholders.

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

We currently owe a significant amount of money under our Woodford Loan Agreement, which we may not be able to repay.

As of the date of this Report per our books and records, we owe approximately $991,258 under our Amended and Restated Woodford Loan Agreement. Currently, we do not have sufficient funds to repay such amount. A high level of indebtedness increases the risk that we may default on our debt obligations. If the amounts owed under the Amended and Restated Woodford Loan Agreement are not converted into common stock pursuant to its terms and conditions, we may not be able to generate sufficient cash flows to pay the principal or interest on the loan, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we do not have sufficient funds and are otherwise unable to arrange financing or raise additional funds, we may have to sell significant assets or have a portion of our assets foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations and could cause any investment in the Company to decline in value or become worthless.

General Risk Factors

Our insurance coverage is not adequate to cover all possible losses that we could suffer, and our insurance costs may increase.

We currently do not have effective director and officer liability insurance and may not have the financial resources or otherwise be able to obtain director and officer liability insurance at reasonable cost or terms in the future. However, we have other insurance policies with coverage features and insured limits that we believe are customary in their breadth and scope. Nevertheless, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or could result in certain losses being totally uninsured. Market forces beyond our control may limit the scope of the insurance coverage we can obtain in the future or our ability to obtain coverage at reasonable rates. Certain catastrophic losses may be uninsurable or too expensive to justify obtaining insurance. As a result, if we suffer such a catastrophic loss, we may not be successful in obtaining future insurance without increases in cost or decreases in coverage levels.

Our cash and cash equivalents may be exposed to failure of our banking institutions.

Since we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our cash balances in more than one financial institution. Notwithstanding such allocation, we are subject to the risk of bank failure and the consequent loss of our funds, in whole or in part. If any bank at which we hold deposits were to experience a failure, we could experience the risk of loss, or limitation on access to, our cash and cash equivalents which would adversely affect our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal business location is in Spicewood, Texas, which is subject to a written lease agreement with an unrelated third party. The lease agreement is month-to-month and can be terminated by either party with 30-days written notice. We have no other offices. Our business operations are all primarily operated out of our Spicewood, Texas location; however, our employees, including our executive management team, currently perform their job responsibilities remotely.

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

Preston Million Class Action

On August 19, 2022, Preston Million filed a Class Action Complaint (the “Class Action Complaint”) against the Company and certain former officers and directors of the Company in the United States District Court for Southern District of New York (the “SDNY”), styled Preston Million, Individually and on Behalf of All Others Similarly Situated vs. Lottery.com, Inc. f/k/a Trident Acquisitions Corp., Anthony DiMatteo, Matthew Clemenson and Ryan Dickinson (Case No. 1:22-cv-07111-JLR). The Class Action Complaint alleged violations by all defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) 15 U.S.C. §§ 78j(b), 78t(a), as amended by the Private Securities Litigation Reform Act of 1995 (“PSLRA”), U.S.C. § 78u-4 et seq. (collectively “Federal Securities Laws”). On November 18, 2022, the SNDY ordered the appointment of RTD Bros, LLC, Todd Benn, Tom Benn and Tomasz Rzedian (collectively “Lottery Investor Group”) as lead plaintiff and Glancy Prongay & Murray, LLP as lead counsel for plaintiffs and for the class in the case. On December 5, 2022, the Court stipulated a Scheduling Order in the case. On January 12, 2023, the Company’s legal counsel timely filed its Notice of Appearance. On January 31, 2022, plaintiffs filed their Amended Complaint adding Kathryn Lever, Marat Rosenberg, Vadim Komissarov, Thomas Gallagher, Gennadii Butkevych, Ilya Ponomarev as additional defendants in the case. The Amended Complaint alleges, among other things, that defendants made materially false and misleading statements in violation of Section 10(b),14(a) and 20(a) of the Exchange Act and plaintiffs seek compensatory damages, reasonable cost and expenses including counsel fees and expert fees. Pursuant to the Scheduling Order, the Company filed its motion to dismiss the Amended Complaint on April 3, 2023, under the newly consolidated caption and its proposed order to dismiss the matter. Plaintiffs are expected to file their opposition to the motion to dismiss no later than May 18, 2023, which would trigger the Company’s deadline to file its reply brief in support of their motion to dismiss no later than June 20, 2023. On February 6, 2024, the SDNY granted the Company’s Motion to Dismiss. The Class Action Plaintiffs amended their complaint within the twenty-one day period provided by the judge.

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

Global Gaming Data

On November 21, 2023, the Company and its wholly owned subsidiary and TinBu, LLC (“TinBu”) (Company and TinBu collectively, “Plaintiffs”) filed their First Amended Verified Complaint in Federal Court for the Middle District of Florida (“MDF”) against John J. Brier, Jr. (“Brier”), Bin Tu (“Tu”), and Global Gaming Data, LLC (“GGD”) (collectively, “Defendants”) for violations of the Federal Defend Trade Secrets Act (“DTSA”), the Florida Uniform Trade Secrets Act (“FUTSA”) and the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”), and for breaches of contract and fiduciary duties, including the duty of loyalty, styled Lottery.com, Inc. f/k/a AutoLotto, Inc. and TinBu, LLC v. John J. Brier, Jr., Bin Tu, and Global Gaming Data, LLC (Case No.: 8:23-cv-2594-KKM-TGW) Defendants filed certain counterclaims against Plaintiffs. The Company’s request for a Temporary Restraining Order was denied by the MDF in February 2024.

Woodford Eurasia

Woodford Eurasia filed a complaint in the High Court of Justice in London chancery Division. October 16, 2023, The High Court of Justice in London Chancery Division (“the Court”) dismissed an application for injunctive relief initiated by Woodford against the Company. (Case: FL-2023-000023. Woodford Eurasia Assets Limited v Lottery.com Inc.) The Court characterized Woodford’s application as “fundamentally misconceived” and ordered Woodford to pay the Company’s legal costs. Woodford subsequently, on the Judges’ recommendation, withdrew the proceedings.

Woodford filed an additional action in the United States District Court for the District of Delaware on February 14, 2024 in Case No. 23-1317-GBW. Woodford subsequently filed a Notice of Voluntary Dismissal Without Prejudice was filed by Woodford in the, which stated that Woodford provides notice of dismissal of all claims without prejudice against Defendants Lotttery.com and its directors.

With the dismissal of this lawsuit by Woodford, no further action is required by Lottery.com or its directors at this time. The Company is determining its next course of action in resolving any further matters regarding Woodford.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is currently traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “LTRY.” Our public warrants are traded on Nasdaq under the symbol “LTRYW”.

Holders

As of December 31, 2023, there were 114 holders of record of our common stock and 10 holders of record of our warrants. In addition to holders of record of our securities we believe, based on Company records, that there are over 6,000 brokerage accounts representing “street name” holders or beneficial holders whose shares and warrants are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

We did not issue any equity securities during the year ended December 31, 2023 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.

Securities Repurchases

None during the fiscal year 2023.

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

The following day, on July 29, 2022, the Company effectively ceased operations (the “Operational Cessation”), when it furloughed the majority of its employees and generally suspended its lottery game sales. The Company’s remaining employees were limited to the heads of the product, information technology and human resources teams as well as the entire legal and compliance team. Within one week, several additional employees were recalled from furlough. All non-furloughed employees were retained, at the discretion of the Company’s then Chief Operating Officer and Chief Legal Officer, to provide the minimal business functions needed to address the Company’s legal and compliance issues and to secure necessary funding to resume the Company’s operations. Only a few of these non-furloughed employees remain active in the efforts to restore Company operations and as of December 31, 2023, there remained approximately $3.7 million in outstanding payroll obligations that remained unpaid.

On September 27, 2022, Armanino resigned as the independent registered public accounting firm of the Company, effective immediately and subsequently, on October 7, 2022, the Audit Committee approved the engagement of Yusufali & Associates, LLC, (“Yusufali”) as the Company’s new independent registered public accounting firm.

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core businesses (as described in more detail under “- Plans for Recommencement of Company Operations” below), and completing and filing the following (i) the restatements of the Company’s 2021 Audit and March 2022 Financials and preparing and filing the Company’s delinquent periodic reports, including Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, which the Company filed on May 10, 2023: (ii) Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022, which the Company filed on May 15, 2023; (iii) the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30, 2022 and September 30, 2022, which the Company filed on May 22 and 24, 2023, respectively;(iv) the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023; (v) the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023; (vi) the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023; and (vii) this Report.

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

On June 8, 2023, the Panel notified the Company that it had determined to reverse its prior decision and grant the Company’s request for continued listing subject to the Company’s timely compliance with a number of conditions ultimately expiring on August 17, 2023, on which date the Company must satisfy all applicable criteria for continued listing on Nasdaq (the “June 8th Decision”). As a result of the foregoing, the suspension from trading ceased and the Company’s securities were reinstated for trading on Nasdaq effective with the open of the market on June 15, 2023. See “Risk Factors - Risks Related to Our Common Stock and Warrants - We are not currently in full compliance with the continued listing standards of Nasdaq and may not be able to regain full compliance with Nasdaq’s continued listing standards in the future” for more information.

Moreover, there are other requirements to be met in order to maintain our continued listing on The Nasdaq Global Market. These requirements include requiring that the Company maintain at least $10 million in stockholders’ equity, $50 million of market value of listed securities (which requirement is not currently met), or $50 million in total assets and total revenue over the prior two years or two of the prior three years (which requirement is not currently met) and having a majority of independent directors.

As reported on form 8-K filed on December 7, 2023, on November 29, 2023, the Company received a letter from Nasdaq stating that based upon its review of the Company’s Market Value of Publicly Held Shares (“MVPHS”) for the last 30 consecutive business days, the Company no longer met the minimum requirement of $5,000,000 set forth in Nasdaq Listing Rule 5450(b)(1)(C). However, under the Listing Rules, the Company was provided a 180-calendar day grace period to regain compliance, through May 28, 2024.

If at any time during the compliance period the Company’s MVPHS closes at $5,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed. In the event the Company does not regain compliance with the rule prior to the expiration of the compliance period, the Company will receive written notification that its securities are subject to delisting.

As of the date of this Report, there can be no assurance that the Company will be able to meet the MVPHS requirements for a minimum period of ten consecutive business days through May 28, 2024, or be able to remain in full compliance with all applicable Nasdaq listing requirements.

Furthermore, the requirement that we maintain a majority of independent directors and at least three members on our audit committee are Nasdaq requirements that we currently meet but have not met from time to time.

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

AutoLotto $30,000,000 Business Loan

On January 4, 2022, AutoLotto entered into a Business Loan Agreement (the “Business Loan”) with The Provident Bank (“Provident”), pursuant to which the Company borrowed $30,000,000 from Provident, which was evidenced by a $30,000,000 Promissory Note. The Promissory Note accrued interest at the rate of 2.750% per annum (7.750% upon the occurrence of an event of default) and had a maturity date of January 4, 2024. Monthly interest payments were due under the Promissory Note beginning February 4, 2022. The Promissory Note could be repaid at any time without penalty. The Promissory Note included customary events of default for a debt obligation of the size of the Promissory Note. The Business Loan included representations and warranties of AutoLotto and covenants (both positive and negative) which were customary of a customary for a transaction of this nature and size, including rights to set off. Upon the occurrence of an event of default, Provident could declare the entire amount owed immediately due and payable. We were required to pay a 1% commitment fee at the time of our entry into the Business Loan, and another 1% annual loan fee would have been due on the first anniversary thereof.

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

Loan Agreement with Woodford

On December 7, 2022, the Company entered into a loan agreement with Woodford Eurasia Assets, Ltd. (“Woodford”), (the “Woodford Loan Agreement”) pursuant to which Woodford agreed to provide the Company with up to $52.5 million, subject to certain conditions and requirements, of which, per the Company’s books and records $951,298 was received by December 31, 2023 and is owed pursuant to the terms of the Woodford Loan Agreement. Amounts borrowed accrue interest at the rate of 12% per annum (or 22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan advance. Amounts borrowed can be repaid at any time without penalty.

Amounts borrowed pursuant to the Woodford Loan Agreement are convertible, at Woodford’s option, into shares of the Company’s common stock, beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of common stock within 10 business days of the date of the Loan Agreement (which was equal to $5.60 per share), subject to a 4.99% beneficial ownership limitation and a separate limitation preventing Woodford from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining shareholder approval for such issuance.

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

The Company also agreed to grant warrants to purchase shares of common stock to Woodford (the “Woodford Warrants”) in an amount equal to 15% of the Company’s then issued and outstanding shares of common stock. Each Woodford Warrant has an exercise price equal to the average of the closing price of the Company’s common stock for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to an exercise price of $5.60 per share. In the event the Company fails to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount.

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

On June 12, 2023, the Company entered into an amendment of its Woodford Loan Agreement (the “Woodford Loan Agreement Amendment”). The Woodford Loan Agreement Amendment provides that Woodford shall henceforth be able to convert, in whole or in part, the outstanding balance of its loan into the conversion shares at a conversion price that represents a further 25% discount to the original conversion price of 20%. All other terms and conditions of securitization remain in full force and effect.

Information regarding ongoing legal proceedings with Woodford can be found in the “Legal Proceedings” section of this form.

Business Combination

On October 29, 2021, we, as AutoLotto, Inc. (“AutoLotto”), consummated the Business Combination with Trident Acquisitions Corp. (“TDAC” and after the Business Combination described herein, the “Company”), pursuant to the terms of that certain Business Combination Agreement, dated as of February 21, 2021 (the “Business Combination Agreement”), by and among TDAC, Trident Merger Sub II Corp., a wholly-owned subsidiary of TDAC (“Merger Sub”) and AutoLotto. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into AutoLotto with AutoLotto surviving the merger as a wholly owned subsidiary of TDAC, which was renamed “Lottery.com Inc.” The aggregate value of the consideration paid by TDAC to the holders of AutoLotto common stock in the Business Combination (excluding shares that may be issued to former AutoLotto stockholders (the “Sellers”) as earnout consideration) was approximately $440 million, consisting of approximately 40,000,000 shares of common stock valued at $11.00 per share. In addition, each Seller shall receive its pro rata portion of 3,000,000 Seller Earnout Shares and each Founder Holder shall receive one-third of 2,000,000 Founder Holders Earnout Shares, subject to adjustments in the normal course of business.

International Expansion

In June 2021, we closed the acquisition of Global Gaming, which holds 80% of the equity of each of Aganar and JuegaLotto. Aganar operates in the licensed Online Lottery market in Mexico and is licensed to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license. JuegaLotto is licensed by Mexico authorities to commercialize international lottery games in Mexico through an authorized gaming portal and to commercialize games of chance in other countries throughout Latin America. As of the date of this Report, according to Statista, the estimated size of the Latin American lottery market is $.68 billion with a compound annual growth rate projected at 6.05% through 2028. Furthermore, it is projected that there will be 3,000,000 online lottery players in the South American lottery market alone by 2028. Based on these projections, we believe these acquisitions will provide opportunities for growth of our international operations throughout Mexico and Latin America as we expand our portfolio of products, and expose our existing products to new markets.

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

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and - importantly - to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the Operational Cessation, we generated revenue from this service fee and mark-up. Our B2B API Platform resumed limited operations for the month of April 2023. As of the date of this Report, our B2C Platform is not currently available to the public. We anticipate that our B2C Platform will become available again by mid-year 2024.

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

Despite the Operational Cessation, the Company’s subsidiaries have continued to operate under the direction of the leadership teams that were in place prior to the Company’s acquisition of such companies. While the operational activities of these subsidiaries vary, from the Operational Cessation through the date of this Report, each of TinBu, Aganar and JuegaLotto has decreased its expenses and has had its revenue remain consistent or decrease slightly from pre-Operational Cessation levels.

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

Phase 2 - Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform by mid-year 2024. As of the date of this Report, the Company expects that it will initially relaunch its B2C Platform to customers in Texas for a period of time before rolling it out to other jurisdictions. The Company may elect to accelerate the relaunch of its Platform to customers in another state. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.” The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns geared towards encouraging prior customers to return to the Platform and to acquire new customers.

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

As of the date of this Report, the current estimated cash balance of the Company and subsidiaries is approximately $36,799. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to pay its service providers in connection with the filings of its required periodic reports, including this Report and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024.

As of the date of this Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Report, we are in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”), except for meeting their requirement for the total market value of our publicly-held shares, as discussed in greater detail below under “Risk Factors - Risks Related to Our Common Stock and Warrants - We are not currently in full compliance with the continued listing standards of Nasdaq and may not be able to regain full compliance with Nasdaq’s continued listing standards in the future,” and have been granted a limited exception from Nasdaq to continue the listing of our securities. Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls. Also, the Company plans to overhaul its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

Even if the Company’s three phase plan to recommence its operations is successful, there can be no assurance that the Company will be able to fully regain compliance with the applicable Listing Rules, or that the Nasdaq Panel will continue to stay the delisting of the Company’s securities on Nasdaq. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise additional capital needed to fund its operations and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

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

Components of Our Results of Operations (Prior to the Operational Cessation)

Our Revenue

Revenue from B2C Platform. Our revenue is the retail value of the acquired lottery game and the service fee charged to the user, which we impose on each lottery game purchased from our B2C Platform. The amount of the service fee is based upon several factors, including the retail value of the lottery game purchased by a user, the number of lottery games purchased by a user, and whether such user is located within the U.S. or internationally. Currently, in the U.S, the minimum service fee is $0.50 for the purchase of a $1 lottery game and $1 for the purchase of a $2 lottery game; the service fee for additional lottery games purchased in the same transaction is 6% of the face value of all lottery games purchased. For example, the service fee for the purchase of five $2 tickets is $1.60, being the $1 base service fee, plus 6% of the aggregate value of the face value of all lottery games purchased. The Company did not operate its B2C platform in 2023.

Internationally, B2C sales in jurisdictions where we do not have direct or indirect authority generate an immaterial amount of revenue, and we are assessing our operations in these jurisdictions. As discussed above, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational by mid-year 2024.

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

International operations. We face challenges related to expanding our footprint globally and the related process of obtaining the licenses and regulatory approvals necessary to provide services and products within new and emerging markets. The international jurisdictions where we operate and seek to expand have been subject to increasing foreign currency fluctuations against the U.S. dollar, inflationary pressures and political and economic instability. We expect these trends to continue during fiscal 2024 and believe they are likely to affect consumer spending, which could have a material impact on our revenues. As a result, it may take longer to achieve projected revenue gains or generate cash in any such regions affected or any new foreign jurisdiction into which we expand.

Introduction of a new gaming platform. We have developed a proprietary, blockchain-enabled gaming platform, which we have named Project Nexus. Project Nexus is designed to handle high levels of user traffic and transaction volume, while maintaining expediency, security, and reliability in (i) the processing of lottery game sales, (ii) fulfillment of retail requirements of the B2C Platform, (iii) the administrative and back-office functionality required by our B2B API, and (iv) the requirements of our claims and redemption process. We expect to utilize this platform to launch new products, including any proprietary products we may introduce. The introduction of a new technology like Project Nexus is subject to risks including, among other things, implementation delays, issues successfully integrating the technology into our solutions, or the possibility that the technology does not produce the expected benefits.

Our growth plans and the competitive landscape. Our direct competitors operate in the global entertainment and gaming industries and, like us, seek to expand their product and service offerings with integrated products and solutions. Our short-to-medium term focus is on increasing our penetration in our existing U.S. jurisdictions by increasing direct to consumer marketing campaigns, introducing our B2C Platform into new U.S. and select foreign jurisdictions and acquiring synergistic regulated and sports betting enterprises domestically and abroad.

Competition in the sale of online lottery games has significantly increased in recent years, is currently characterized by intense price-based competition, and is subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. To maintain our competitive edge alongside other established industry players (many of which have more resources, or capital), we expect to incur greater operating short-term expenses, such as increased marketing expenses, increased compliance expenses, increased personnel and advisory expenses associated with being a public company, additional operational expenses and salaries for personnel to support expected growth, additional expenses associated with our ability to execute on our strategic initiatives including our aim to undertake merger and acquisition activities, as well as additional capital expenditures associated with the ongoing development and implementation of Project Nexus.

Current Plan of Operations

As of the date of this Report, the Company’s primary revenue drivers are the resumption of its B2B API platform and the launch of Sports.com. It is anticipated that operational costs for the next 12 months through April 30, 2024 will be greater than revenues. It is anticipated that the liquidity gap will be satisfied by equity investment or debt incurred, of which there is no assurance. We anticipate that our B2C Platform will become operational by mid-year 2024.

Beyond the next 12 months, the Company plans to continue to expand in domestic and international operations. The Moreover, the Company plans to enhance its mobile application to include pool plays, tickets subscriptions, loyalty programs and various gamification modules.

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and December 31, 2022, respectively.

	For the Year Ended December 31,
	2023	2022	$ Change	% Change

Revenue	$6,482,638	$6,779,057	(296,419)	-4%
Cost of revenue	5,545,531	4,310,750	1,234,781	29%
Gross profit	937,107	2,468,307	(1,531,200)	-62%

Operating expenses:
Personnel costs	4,935,072	30,114,485	(25,179,413)	-84%
Professional fees	6,773,012	6,613,546	159,466	2%
General and administrative	9,216,243	8,931,681	284,562	3%
Depreciation and amortization	4,195,504	5,601,374	(1,405,870	-25%
Total operating expenses	25,119,831	58,261,086	(33,141,255)	-57%
Loss from operations	(24,182,724)	$(55,792,779)	(31,610,055)	-57%

Other expenses
Interest expense	383,569	764,839	(381,270)	-50%
Other expense	136,429	3,721,291	(3,584,862)	-96%
Total other expenses, net	519,998	4,486,130	(3,966,132)	-88%

Net loss before income tax	$(24,702,722)	$(60,278,909)	(35,576,187)	-59%
Income tax expense (benefit)	-	104,356	(104,356)	100%
Net loss	(24,702,722)	(60,383,265)	(35,680,543)	-59%

Revenues

Revenue. Revenue for the year ended December 31, 2023 was $6.5 million, a decrease of $296 thousand, or (4%), compared to revenue of $6.8 million for the year ended December 31, 2022. The decrease in revenue was because there were fewer months of revenue generating activity in 2023 than in 2022.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the year ended December 31, 2023 was $5.5 million, an increase of $1.2 million, or 29%, compared to cost of revenue of $4.3 million for the year ended December 31, 2022. In 2022 there was revenue from services provided to partners that had lower costs and higher margins.

Gross Profit. Gross profit for the year ended December 31, 2023 was $937 thousand, compared to $2.5 million for the year ended December 31, 2022, a decrease of $1.5 million, or (62%). This decrease was the result of lower overall revenue and because higher margin revenue for services provided to partners in 2022 was not recurring.

Operating Costs and Expenses

	For the Year Ended December 31,
	2023	2022	$ Change	% Change

Operating expenses:
Personnel costs	4,935,072	37,114,485	(32,179,413)	-87%
Professional fees	6,773,012	6,613,546	159,466	2%
General and administrative	9,216,243	8,931,681	284,562	3%
Depreciation and amortization	4,195,504	5,601,374	(1,405,870)	-25%
Total operating expenses	25,119,831	58,261,086	(33,141,255)	-57%

	For the Year Ended December 31,
	2023	2022	$ Change	% Change

Operating expenses:
Personnel costs	4,935,072	37,114,485	(32,179,413)	-87%
Professional fees	6,773,012	6,613,546	159,466	2%
General and administrative	9,216,243	8,931,681	284,562	3%
Depreciation and amortization	4,195,504	5,601,374	(1,405,870)	-25%
Total operating expenses	25,119,831	58,261,086	(33,141,255)	-57%

Operating expenses for the year ended December 31, 2023 were $25.1 million, a decrease of $33.1 million, or 57%, compared to $58.2 million for the year ended December 31, 2022. The decrease was primarily driven by decreased stock compensation expense, decreased headcount, and decreased marketing spend and decreased depreciation and amortization expenses during the 2023 fiscal year.

Personnel Costs. Personnel costs increased by $32.2 million, or 87%, from $37.1 million for the year ended December 31, 2022, to $4.9 million for the year ended December 31, 2023. The increase was due primarily to decreases in stock compensation expense of $25.7 million.

Professional Fees. Professional fees decreased by $159 thousand, or 2% from $6.61 million for the year ended December 31, 2022 to $6.77 million for the year ended December 31, 2023. The decrease was driven by legal fees for outside attorneys and accountants.

General and Administrative. General and administrative expenses increased $284 thousand, or 3%, from $8.9 million for the year ended December 31, 2022 to $9.3 million for the year ended December 31, 2023.

Depreciation and Amortization. Depreciation and amortization decreased $1.4 million, or (25)%, from $5.6 million for the year ended December 31, 2022 to $4.2 million for the year ended December 31, 2023.

Other Expense, Net

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Other expenses
Interest expense	383,569	764,839	(381,270)	-50%
Other expense	136,429	3,721,291	(3,584,862)	-96%
Total other expenses, net	519,998	4,486,130	(3,966,132)	-88%

Interest Expense. Interest expense decreased by $381 thousand, or (50%), for the year ended December 31, 2023, from $764 thousand to $383 thousand as compared to the year ended December 31, 2022. This decrease relates to interest on the Bank Prov line of credit in 2022 which did not occur in 2023.

Other Expense. Other expense increased by $3.6 million, or (96)%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022 from $3.7 million to $136 thousand. This decrease was driven primarily by a discount on asset with periodic payments of $3.5 million which was recorded in 2022.

Liquidity and Capital Resources

Prior to the Operational Cessation, our primary need for liquidity was to fund working capital requirements of our business, growth, capital expenditures and for general corporate purposes. Our primary source of liquidity had historically been funds generated by financing activities. Upon the Closing of the business combination on October 29, 2021, we received net proceeds of approximately $42.8 million in cash.

Following the Operational Cessation, our primary need for liquidity has been to fund the restart of our business operations, re-hire employees and pay our expenses. The most likely source of such future funding presently available to us is through additional borrowings under loan agreements or through the issuance of equity or debt securities. If lenders do not advance us amounts as agreed under loan agreements or we are otherwise not able to secure the necessary capital to restart our operations, hire new employees, and obtain funding sufficient to support and restart our operations, we may be forced to permanently cease our operations, sell off our assets and operations, and/or seek bankruptcy protection, which could cause the value of our securities to become worthless.

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

From November 2019 through October 28, 2021, we issued approximately $48.2 million in aggregate principal amount of Series B convertible promissory notes. The notes bore interest at 8% per year, were unsecured, and were due and payable on dates ranging from December 2020 to December 2022. For those promissory notes that would have matured on or before December 31, 2020, the parties extended the maturity date to December 21, 2021 through amendments executed in February 2021. The amendments also allowed for automatic conversion to equity as a result of the Business Combination. Nearly all of the aforementioned promissory notes automatically converted into shares of Common Stock or were terminated pursuant to their terms, as applicable, in connection with the Closing. Those that remain outstanding do not have conversion terms that were triggered by the Closing.

Immediately prior to the Closing, approximately $60.0 million of convertible debt was converted into equity of AutoLotto.

As of December 31, 2023, we had $1,256,595 of convertible debt outstanding. This debt is in default.

See “-Recent Developments- Loan Agreement with Woodford” and “Loan Agreement with United Capital Investments London Limited” above for additional information.

Cash Flows

Net cash used by operating activities was $2.03 million for the year ended December 31, 2023, compared to net cash used by operating activities of $31.3 million for the year ended December 31, 2022. Factors affecting changes in operating cash flows were interest and stock-based compensation expense along with decreased expenses for personnel costs, and sales and marketing activities in 2023 as compared to 2022. Net cash used in investing activities during the year ended December 31, 2023 was $0, compared to $1.3 million for the prior year. The decrease was because there were no expenditures for development of intangible assets during 2023. Net cash provided by financing activities was $2.3 million for the year ended December 31, 2023, compared to $16 thousand for the year ended December 30, 2022. The increase was due to funding received under convertible debt arrangements in 2023.

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

Revenue and Cost Recognition

Revenue

In May of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), amending revenue recognition guidance and requiring a more structured approach to measuring and recognizing revenue as well as provide more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amended guidance is effective for accounting periods commencing on or after January 1, 2018.

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

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of this extended transition period. We expect to remain an emerging growth company through the end of the 2024 fiscal year and we expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare the financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

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

To the Board of Directors and Stockholders of

Lottery.com Inc.

Spicewood, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying restated consolidated balance sheets of Lottery.com Inc. (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, except for the effects of the Company having not filed its 2023 and 2022 United States federal and state corporate income tax returns as described in note 11 of the financial statements, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has stockholder’s deficit, net losses, and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters: The management listed the critical audit matters in the notes on accounts as they relate to the current period audit of the financial statements, specifically to (1) Note 3 revenue recognition as the core basis for the restatement of the Financial Statements (2) relate to accounts or disclosures that are material to the financial statements and (3) involved our especially challenging, subjective, or complex judgments. These critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by referring the critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Yusufali Musaji Managing Partner Yusufali & Associates, LLC PCAOB registration # 3313 We have served as the company’s auditor since 2022	April 2, 2024

LOTTERY.COM INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$359,826	$102,766
Restricted cash	-	-
Accounts receivable	24,241	208,647
Prepaid expenses	19,020,159	19,409,323
Other current assets	825,948	718,550
Total current assets	20,230,174	20,439,286

Notes receivable	2,000,000	2,000,000
Investments	250,000	250,000
Goodwill	12,880,558	19,590,758
Intangible assets, net	17,681,874	23,982,445
Property and equipment, net	21,309	108,078
Other long term assets	12,884,686	13,009,686
Total assets	$65,948,601	$79,380,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$8,009,534	$7,607,633
Deferred revenue	357,143	464,286
Notes payable - current	6,075,594	3,755,676
Accrued interest	867,236	484,172
Accrued and other expenses	11,519,474	4,626,973
Other liabilities	1,070,233	625,028
Total current liabilities	27,899,214	17,563,768

Long-term liabilities:
Convertible debt, net - non current	-	-
Other long term liabilities	-	-
Total long-term liabilities		-
Commitments and contingencies (Note 13)	-	-
Total liabilities	27,899,214	17,563,768

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 2,877 and 2,527
issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2,877	2,527
Additional paid-in capital	269,690,569	267,597,370
Accumulated other comprehensive loss	(144,729)	3,622
Accumulated deficit	(233,759,640)	(208,187,210)
Total Lottery.com Inc. stockholders’ equity	35,789,077	59,416,309
Noncontrolling interest	2,260,310	2,400,176
Total Equity	38,049,387	61,816,485

Total liabilities and stockholders’ equity	$65,948,601	$79,380,253

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2023	2022

Revenue	$6,482,638	$6,779,057
Cost of revenue	5,545,531	4,310,750
Gross profit	937,107	2,468,307

Operating expenses:
Personnel costs	4,935,072	37,114,485
Professional fees	6,773,012	6,613,546
General and administrative	9,216,243	8,931,681
Depreciation and amortization	4,195,504	5,601,374
Total operating expenses	25,119,831	58,261,086
Loss from operations	(24,182,724)	(55,792,779)

Other expenses
Interest expense	383,569	764,839
Reserve loss of prepaid advertising credits	-	-
Other expense	136,429	3,721,291
Total other expenses, net	519,998	4,486,130
Net loss before income tax	(24,702,722)	(60,278,909)
Income tax expense (benefit)	-	104,356
Net loss	(24,702,722)	(60,383,265)

Other comprehensive loss
Foreign currency translation adjustment, net	(34,256)	4,277
Comprehensive loss	(24,736,978)	(60,378,988)

Net income attributable to noncontrolling interest	72,227	379,916
Net loss attributable to Lottery.com Inc.	$(24,664,751)	$(59,999,072)

Net loss per common share
Basic and diluted	$(9.12)	$(23.79)

Weighted average common shares outstanding
Basic and diluted	2,704,032	2,522,175

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEAR ENDING DECEMBER 31, 2023 and 2022

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity

Balance as of December 31, 2021	2,512,816	2,512	239,406,388	(148,188,138)	(655)	91,220,107	2,780,092	94,000,199

Issuance of common stock upon stock option exercise	3,006	60	(60)	-	-	-	-
Issuance of common stock for legal settlement	3,000	60	241,680	-	-	241,740	-	241,740
Stock based compensation	8,224	164	27,949,093	-	-	27,949,257	-	27,949,257
Other comprehensive loss	-	-	-	-	4,277	4,277	-	4,277
Comprehensive loss	-	-	-	(59,999,072)	-	(59,999,072)	(379,916)	(60,378,988)
Balance as of December 31, 2022	2,527,046	$2,527	$267,597,370	$(208,187,210)	$3,622	$59,416,309	$2,400,176	$61,816,485

Stock based compensation	350,000	$350	$2,093198	-	-	$2,093548	-	$2,093,548
Other comprehensive loss	-	-	-	-	(34,256)	(34,256)	-	(34,256)
Comprehensive loss	-	-	-	(24,736,978)	-	(24,736,978)	(72,227)	(24,664,751)
Balance as of December 31, 2023	$2,877,046	$2,877	$269,690,568	$(2323,924,185)	$30,564	$36,738,631	$2,327,949	$39,066,580

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	$(24,664,751)	$(59,999,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interest	(72,227)	(379,916)
Depreciation and amortization	4,498,477	5,601,374
Non-cash interest expense	-	-
Stock-based compensation expense	2,093,199	27,949,257

Loss on impairment of intangibles	7,510,000	412,450
Loss on extinguishment of debt	-	-
Issuance of common stock for legal settlement	-	214,740

Changes in assets & liabilities:
Accounts receivable	184,406	(129,465)
Prepaid expenses	389,164	3,487,315
Notes Receivable	-	(2,000,000)
Other current assets	(107,398)	(492,351)
Trade payables	401,901	6,601,098
Deferred revenue	(107,143)	(698,049)
Accrued interest	383,064	307,912
Accrued and other expenses	6,892,501	210,805
Other liabilities	445,205	625,028
Other long term assets	125,000	(13,009,686)
Other long term liabilities	-	(1,169)
Net cash provided by operating activities	(2,028,602)	(31,272,729)

Cash flow from investing activities
Purchases of property and equipment	-	(127,265)
Purchases of intangible assets	-	(1,124,823)
Investment in subsidiary, net	-	-
Net cash used in investing activities	-	(1,252,088)

Cash flow from financing activities
Proceeds from issuance of notes payable	2,319,918	-
Payments on notes payable - related parties	2,319,918	(15,664)
Principal payments on debt	-	-
Net cash provided by financing activities	2,319,918	(15,664)
Effect of exchange rate changes on cash	(34,256)	4,277
Net change in net cash and restricted cash	257,060	(32,536,204)
Cash and restricted cash at beginning of period	102,766	32,638,970
Cash and restricted cash at end of period	$359,826	$102,766

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$483,582
Taxes paid in cash	$-	$-

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

As a provider of lottery products and services, the Company is required to comply with, and its business is subject to, regulation in each jurisdiction in which the Company offers the B2C Platform, or a commercial partner offers users access to lottery games through the B2B API. In addition, it must also comply with the requirements of federal and other domestic and foreign regulatory bodies and governmental authorities in jurisdictions in which the Company operates or with authority over its business. The Company’s business is additionally subject to multiple other domestic and international laws, including those relating to the transmission of information, privacy, security, data retention, and other consumer focused laws, and, as such, may be impacted by changes in the interpretation of such laws.

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

On April 25, 2023, as part of the Plans for Recommencement of Company Operations, the Company resumed its ticket sales operations on a limited basis to support its affiliate partners through its Texas retail network.

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

In connection with the Company’s Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $234 million and working capital of approximately negative $7.7 million at December 31, 2023. For the year ending December 31, 2023, the Company sustained a net loss of $24.7 million. The Company sustained a loss from operations of $60.0 million and $53.0 million for the years ending December 31, 2022 and 2021, respectively. Subsequently, the Company sustained additional operating losses and anticipates additional operating losses for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities almost exclusively from debt and equity financing. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt. Although Management believes that it will be able to continue to raise funds by sale of its securities to provide the additional cash needed to meet the Company’s obligations as they become due beginning with a loan agreement the Company entered into with United Capital Investments Ltd. (“UCIL”) on July 21, 2023 (see Subsequent Events), the Plans for Recommencement of Company Operations to require substantial funds to implement and there is no assurance that the Company will be able to continue raising the required capital.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements depends on its ability to execute the business plan for the relaunch of its core business, the successful monetization of Sports.com, and keep expenditures in line with available operating capital. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash holdings are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $19,790 at March xx, 2024 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

Cash and Restricted Cash

As of December 31, 2023 and 2022, cash was comprised of cash deposits, and deposits with some banks exceeded federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of December 31, 2023 and December 31, 2022.

The Company had no marketable securities as of December 31, 2023 and December 31, 2022 As of December 31, 2022, the restricted cash balance was $0 as the bank took the collateral in the restricted account during October of 2022 in order to satisfy the amount owed under the Line of Credit. (See Subsequent Events - In January of 2022, the Company pledged $30,000,000 for a line of credit which was subsequently claimed for settlement of such line of credit).

Accounts Receivable

The Company through its various merchant providers pre-authorizes forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and does not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, which are its customers, in the normal course of business. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. The Company did not record any allowance for uncollectible receivables as of December 31, 2023 and 2022. The Company has not incurred bad debt expense historically.

Prepaid Expenses

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with a third party to provide advertising services and issued equity instruments as compensation for the advertising services (“Prepaid advertising credits”). The Company expenses the service as it is performed by the third party. The value of the services provided were used to value these contracts, except for the year ended December 31, 2021 the Company reserved for potential inability to realize $2,000,000 of prepaid advertising credits in future periods. The current portion of prepaid expenses is included in current assets on the consolidated balance sheets. The Company has remaining prepaid expenses of $19,020,159 and $19,409,323 for the years ended December 31, 2023 and 2022, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of ASC 350, “Goodwill and Other Intangible Assets”. The Company reviewed for impairment and determined it was necessary to write down goodwill related to its TinBu subsidiary by $5,650,000 and goodwill and intangible assets for its Global Gaming subsidiary by $1,060,200 and $799,800 at the end of the year ended December 31, 2023.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2023 and 2022 were approximately $1,261,000 and $1,888,000, respectively.

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

Global Gaming Acquisition

On June 30, 2021, the Company completed its acquisition of 100 percent of equity of Global Gaming Enterprises, Inc., a Delaware corporation (“Global Gaming”), which holds 80% of the equity of each of Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). JuegaLotto is federally licensed by the Mexico regulatory authorities with jurisdiction over the ability to sell international lottery games in Mexico through an authorized federal gaming portal and is licensed for games of chance in other countries throughout Latin America. Aganar has been operating in the licensed Lottery market in Mexico since 2007 and is licensed to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license and additionally issues a proprietary scratch lottery game in Mexico under the brand name Capalli. The opening balance of the acquirees have been included in our consolidated balance sheet since the date of the acquisition. Since the acquirees’ financial statements were denominated in Mexican pesos, the exchange rate of 22.0848 pesos per dollar was used to translate the balances.

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

Following are details of the purchase price allocated to the intangible assets acquired.

Category	Fair Value

Customer relationships	$410,000
Gaming licensees	4,020,000
Trade names and trademarks	2,540,000
Technology	1,620,000

Total Intangibles	$8,590,000

4. Property and Equipment, net

Property and equipment, net as of December 31, 2023 and 2022, consisted of the following:

	December 31,	December 31,
	2023	2022

Computers and equipment	$124,199	$124,199
Furniture and fixtures	16,898	16,898
Software	2,026,200	2,026,200
Property and equipment	2,167,297	2,167,297
Accumulated depreciation	(2,145,988)	(2,059,219)
Property and equipment, net	$21,309	$108,078

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $90,138 and $160,466, respectively.

5. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	December 31, 2023				December 31, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,350,000	$(1,006,389)	$343,611	$1,350,000	$(781,385)	$568,615
Trade name	6 years	2,550,000	(1,067,222)	1,482,778	2,550,000	(642,222)	1,907,778
Technology	6 years	3,050,000	(1,946,111)	1,103,889	3,050,000	(1,437,778)	1,612,222
Software agreements	6 years	14,450,000	(8,791,944)	5,658,056	14,450,000	(5,968,611)	8,481,389
Gaming license	6 years	4,020,000	(1,675,000)	2,345,000	4,020,000	(1,005,000)	3,015,000
Internally developed software	2 - 10 years	2,904,473	(737,053)	2,167,420	2,192,050	(350,232)	2,554,241
Domain name	15 years	6,935,000	(1,554,083)	5,380,917	6,935,000	(1,091,750)	5,843,250
		$35,259,473	$(16,777,802)	$18,481,671	$34,547,050	$(11,276,978)	$23,982,495

Amortization expense with respect to intangible assets for the year ended December 31, 2023 and 2022 totaled $5,440,908 and $5,440,908, respectively, which is included in depreciation and amortization in the Statements of Operations. The Company determined that there was an impairment of long-lived assets of $412,450 during the year ended December 31, 2022, which relates to a project no longer being pursued by the Company.

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
2024	$4,900,955
2025	4,580,955
2026	2,713,455
2027	1,281,167
Thereafter	5,005,139
$18,481,671

The Company had software development costs of $1,336,020 and $1,336,020 related to projects not placed in service as of December 31, 2023 and December 31, 2022, respectively, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

6. Notes Payable and Convertible Debt

Secured Convertible Note

In connection with the Lottery.com domain purchase, the Company issued a secured convertible promissory note (“Secured Convertible Note”) with a fair value of $935,000 that matured in March 2021. The Company used the fair value of the Secured Convertible Note to value the debt instrument issued. In March 2021, the Secured Convertible Note was fully converted into 1,398,221 pre-reverse stock split shares (of the reverse stock split of 20:1 of August 9, 2023) of the Company’s common stock (see Note 8).

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties verbally agreed to extend the maturity of the notes to December 31, 2021. As of both December 31, 2023 and December 31, 2022, the balance due on these notes was $771,500. The Company cannot prepay the loan without consent from the noteholders. As of December 31, 2021, there were no Qualified Financing events, that trigger conversion, this included the TDAC combination. As of December 31, 2022, the remaining outstanding balance of $771,500 relates to notes that are no longer convertible which have been reclassified to Notes Payable as per the agreement. Accrued interest on the Series A notes payable was $318,909 at December 31, 2023.

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

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 9,764,511 pre-reverse stock split shares of Lottery.com common stock (of the reverse stock split of 20:1 of August 9, 2023). As of December 31, 2023, the remaining notes comprising the outstanding balance of $185,095 are no longer convertible and have been reclassified to notes payable. See Note 4 Accrued interest on this note payable as of December 31, 2023 and 2022 was $64,999 and $49,992, respectively.

PPP Loan

On May 1, 2020, the Company entered into a Promissory Note with Cross River Bank, which provided for a loan in the aggregate amount of $493,225, pursuant to the Paycheck Protection Program, (“PPP”). The PPP, established under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020, provided for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest were forgivable after eight weeks as long as the borrower utilized the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities (“Qualified Expenses”), and maintained its payroll levels. On August 24, 2021, the PPP loan and accrued interest was forgiven by the U.S. Small Business Administration (“SBA”) in full. The Company recorded the full amount related to the forgiveness of the PPP loan as a gain on extinguishment of debt during the third quarter of fiscal year 2021.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of December 31, 2023 and 2022, the balance of the loan was $150,000. As of December 31, 2023, the accrued interest on this note was $5,253

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at a variable rate, are unsecured, and the parties have verbally agreed the notes will be due upon a qualifying financing event. As of December 30, 2023 and 2022, the balance of the loans totaled $13,000, respectively.

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

As of December 30, 2023 and December 31, 2022, the balance of the notes was $2,601,370 and $2,601,370, respectively.

7. Stockholders’ Equity

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of December 31, 2023, there were no shares of preferred stock issued and outstanding.

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

As of December 31, 2023 and December 31, 2022, 2,895,770 and 2,512,816 post reverse stock split, respectively, were outstanding. During the year ended December 31, 2022, the Company issued the following shares of common stock. No similar issuances occurred in 2023.

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

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 1,750,000 Units exercisable at $12.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of the Business Combination. The 1,750,000 Units represents the right to purchase 1,750,000 shares of common stock and 1,750,000 warrants to purchase 1,750,000 shares of common stock. The unit purchase option, which was exercisable for cash or on a cashless basis, at the holder’s option, expired on May 29, 2023. The Units issuable upon exercise of this option were identical to those offered by Lottery.com. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Business Combination resulting in a charge directly to stockholders’ equity. As of December 31, 2023 all of the 1,750,000 Units have been forfeit.

Common Stock Warrants

The Company did not issue any warrants during the years ended December 31, 2023 and 2022. All 395,675 outstanding warrants are fully vested and have a weighted average remaining contractual life of 3.7 years. The Company did not incur any expense for the year ended December 31, 2023 and 2022.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2020	573,359	$0.28	4.8	$272,638
Granted	-	-	-
Exercised	(177,684)	0.66	-
Forfeited/cancelled	-	-	-
Outstanding at December 31, 2021	395,675	0.11	4.0	2,478,501
Granted	92621	7.56	3	0
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at December 31, 2023 and 2022	488,296	$0.11	3.7	$1,200,387

Exercisable at December 31, 2023 and 2022	488,296	$0.11	3.7	$1,200,387

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

Earnout Shares

As detailed in Note 4 - as part of the TDAC Combination as of December 31, 2021 a total of 5,000,000 Earnout Shares were eligible for issuance until December 31, 2022. Conditions for the earnout were not met and the potential earnout shares were forfeit at December 31, 2022.

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

Stock Options

The Company did not issue any new stock options during the years ended December 31, 2023 and 2022. The following table shows stock option activity for the years ended December 31, 2023 and 2022:

					Weighted
				Weighted	Average
	Shares	Outstanding	Average	Remaining	Aggregate
	Available	Stock	Exercise	Contractual	Intrinsic
	for Grant	Awards	Price	Life (years)	Value
Outstanding at December 31, 2020	37,405	1,315,218	$0.30	5.5	$362,841
Granted	-	-	-	-
Exercised		(737,732)	(0.28)	-
Forfeited/cancelled	231,825	(231,825)	(0.65)	-
Outstanding at December 31, 2021	269,230	345,661	0.97	4.4	2,061,303
Granted	-	-	-	-
Exercised	-	(60,116)	(0.67)	-
Forfeited/cancelled (uncancelled)	(60,116)	60,116	0.67	-
Outstanding at December 31, 2023 and 2022	209,114	345,661	$0.41	4.2	$944,544

Exercisable at December 31, 2023 and 2022	209,114	345,661	$0.41	4.2	$944,544

Stock-based compensation expense related to the employee options was $0 for the year ended December 31, 2023, and 2022.

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

The Company had restricted stock activity summarized as follows:

		Weighted
		Average
	Number of	Grant
	Shares	Fair Value
Outstanding at December 31, 2022	3,832,431	$14.75
Granted	350,000	2.91
Vested	350,000	2.91
Forfeited/cancelled	-	-
Restricted shares unvested at December 31, 2023	3,832,431	$14.75

9. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share :

	Year ended December 31, 2022
	2023	2022

Comprehensive net loss attributable to stockholders	$(24,664,751)	$(59,999,072)

Weighted average common shares outstanding
Basic and diluted	2,704,032	2,522,175

Net loss per common share
Basic and diluted	$(9.12)	$(23.79)

As of December 31, 2023, the Company excluded 209,114 stock options, 468,335 of restricted awards, 488,296 of warrants, 5,000,000 of earn out shares and 1,750,000 of unit purchase options from the calculation of diluted net loss per share with the effect being anti-dilutive.

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

11. Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2023 and 2022.

Digital Securities

In 2018, the Company commenced a sale offering and issuance (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of the net raffle revenue of LDC Crypto Universal Public Company Limited (“LDC”). The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of LDC or the Company nor do they otherwise hold any rights that a holder of equity securities of LDC or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net raffle revenue. If the net raffle revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any raffle sweepstakes of LDC for such period. For the year ended December 31, 2023, the company did not incur any obligations to the holders of the outstanding Digital Securities. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company did not satisfy any of those obligations during the years ended December 31, 2021, 2022, or 2023.

Leases

The Company leased office space in Spicewood, Texas which expired January 21, 2024. For the year ended December 31, 2023 and 2022, the Company’s total rent expense was approximately $173,837 and $173,837, respectively.

As of December 31, 2023, future minimum rent payments due under non-cancellable leases with initial maturities greater than one year are as follows:

Years ending December 31,	Amount
2023	135,222
2024	30,404
$165,626

Litigation and Other Loss Contingencies

As of December 31, 2023, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Note 15 for additional information.

12. Related Party Transactions

The Company has entered into transactions with related parties. The Company regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with nonrelated parties.

During the year ended December 31, 2020, the Company entered into borrowing arrangements with the individual founders to provide operating cash flow for the Company. The Company paid $4,700 during 2021 and the outstanding balance was $13,000 at December 31, 2023 and December 31, 2022.

During the years ended December 31, 2021 and 2020, the Company entered into a services agreement with Master Goblin Games, LLC (“Master Goblin Games”), an entity owned by Ryan Dickinson, a former officer of the Company, to facilitate the establishment of receipt of retail lottery licenses in certain jurisdictions. As of December 31, 2023, the Company had no outstanding related party payables.

Pursuant to the Service Agreement, Master Goblin was authorized and approved by the Company to incur up to $100,000 in initial expenses per location for the commencement of operations at each location, including, without limitation, tenant improvements, furniture, inventory, fixtures and equipment, security and lease deposits, and licensing and filing fees. Similarly, pursuant to the Service Agreement, during each month of operation, Master Goblin was authorized to submit to the Company for reimbursement on-going expenses of up to $5,000 per location for actually incurred lease expenses. The initial expenses were submitted by Master Goblin to the Company upon Master Goblin securing a lease and leases were only secured by Master Goblin in any location upon request of the Company. Such initial expenses were recorded by the Company as lease obligations. On-going expenses were submitted by Master Goblin to the Company on a monthly basis, subject to offset, and were recorded by the Company as an expense. To the extent Master Goblin had a positive net income in any month, exclusive of the sale of lottery games, such net income reduced or eliminated such reimbursable expenses for that month.

In January 2023, Woodford Eurasia Assets, Ltd. signed a letter of intent to acquire Master Goblin. Such letter of intent would give Woodford the right to appoint a director to the Board of Directors of the Company (see Subsequent Events). As of the date of this Report, no definitive documentation for this transaction has been signed.

13. Subsequent Events

As reported on form 8-K filed with the SEC on February 9, 2024, on February 5, 2024, the Company entered into a Memorandum of Understanding (the “MOU”) with WA Technology Group Limited (“WATG”), whereby the Company has agreed to pay WATG a total of $500,000 US dollars in restricted common stock at a price of $3.00 per share. A second payment by Lottery.com to WATG shall be due in five years and 2 months from the date of the definitive agreement to be signed by the parties at a later date. The total consideration for the second payment is the equivalent of $500,000 US dollars in restricted common stock at market value on the date the second payment is due. In addition, the Company will nominate an individual (at a later date) from WATG to act as a dedicated consultant to the Company for the purpose of expanding its brand, ticket sales and global operations. In exchange, the Company shall own a non-exclusive perpetual single use license for WATG’s Lottery Player & Account Management Software (“PAM”) and WATG shall provide its full spectrum of iGaming solutions to the Company to manage its global growth strategy. The parties shall co-operate and collaborate with one another’s businesses and shall enter a more definitive agreement at a later date.

As reported on form 8-K filed with the SEC on February 21, 2024, on February 15, 2024, the Company entered into a Memorandum of Understanding (the “MOU”) with S&MI Ltd. (“SportLocker.com”), whereby it agreed to pay the shareholders of S&MI Ltd. a total of $1,000,000 USD in restricted common stock at a valuation of $3.00 per share. The first payment of $150,000 USD in restricted common stock (50,000 shares) of the Company is due and payable not later than June 15, 2024. The remaining payments in restricted common stock to the shareholders of S&MI Ltd. by the Company will be made as follows: (i) a second payment of $212,500 USD (70,833 shares) due on or before August 14, 2024; (ii) a third payment, of $212,500 USD (70,833 shares) due on or before November 12, 2024; (iii) a fourth payment of $212,500 USD (70,833 shares) due on or before February 10, 2025; and (vi) a final and fifth payment of $212,500 USD (70,834 shares) due on or before May 16, 2025. The terms and conditions set forth in the MOU shall be incorporated into a definitive agreement to be entered into by the parties with a Closing Date on or before April 15, 2024.

In addition, the Company has agreed to make available to the business of SportLocker.com, cash, media credits or combination thereof over the twelve months following the Closing Date as additional capital investment into the business plan, to facilitate brand awareness, user acquisition and general performance marketing and promotion, influencer and subscription campaigns and branding activities of S&MI’s streaming and social engagement, subject to the Company successfully raising a minimum of new capital.

On March 7, 2024, Sports.com, a wholly-owned subsidiary of the Company, announced by press release that it has launched the “Sports.com App”. The App (which is available for download for free from all major app stores) connects sports content with audiences worldwide. By uniting a diverse community of sports enthusiasts across various genres, demographics, and countries, Sports.com plans to eliminate multiple cultural barriers and foster a global sports community.

On March 28, 2024, Sports.com, a wholly-owned subsidiary of the Company, announced by press release that it has obtained the rights to live stream the March 31, 2024 heavyweight title fight between Frazier Clarke and Fabio Wardley. The live stream will be available to view for free for millions of sports fans in Africa, via the Sports.com website.

The live streaming event is the result of a partnership between Sports.com, BOXXER, the fast-growing UK boxing promotional company, and Sky Sports in the UK and Ireland. Sports.com had entered into an agreement with BOXXER to provide live coverage through the Sports.com platform in Africa, via local telecoms partners such as Vodacom, which will provide free access to millions of viewers.

This partnership underscores Sports.com’s commitment to bringing inclusivity, innovation, and entertainment to sports. To view the live streaming event on Sports.com, African-based sports fans can sign up via local mobile operators to watch the fight on the Sports.com platform. Sports.com’s strategic intent is to provide more such content to sports fans in underserved markets including those in the Middle East and Africa.

On April 1, 2024, Lottery.com resumed its sweepstakes offerings through its partnership with the WinTogether.org foundation (DBA: DonateTo.Win). The initial sweepstakes will be active until at least April 30,2024.

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

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the audit of our condensed consolidated financial statements included in this Report, our management has identified material weaknesses in our internal control over financial reporting as of December 31, 2023 and 2022 relating to deficiencies in the design and operation of the procedures relating to the closing of our financial statements. These include: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions, (ii) the fact that our policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively; (iii) our inability to complete the timely closing of financial books at the quarter and fiscal year end, and (iv) incomplete segregation of duties in certain types of transactions and processes.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On June 12, 2023, the Company entered into an amendment of its Woodford Loan Agreement (the “Woodford Loan Agreement Amendment”). The Woodford Loan Agreement Amendment provides that Woodford shall henceforth be able to convert, in whole or in part, the outstanding balance of its loan into the conversion shares at a conversion price that represents a further 25% discount to the original conversion price of 20%. All other terms and conditions of securitization remain in full force and effect.

On July 26, 2023, the Company entered into a credit facility (the “UCIL Credit Facility”), which is represented by a loan agreement, which was initially entered into on July 26, 2023 and was amended and restated on August 8, 2023 and subsequently amended on August 18, 2023 (as so amended, the “UCIL Loan Agreement”), with United Capital Investments London Limited (“UCIL”), an entity in which each of Matthew McGahan, the Company’s Chief Executive Officer and Chair of the Company’s Board, and Barney Battles, a member of the Board, have a direct or indirect interest. The decision by the Company to enter into the UCIL Loan Agreement follows an acknowledgment by the Company that it had not received the requisite funding on a timely basis that it expected from Woodford, despite the Company making several requests to Woodford for said funding under the Woodford Loan Agreement. Moreover, the Board of Directors determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement with UCIL, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued, and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the Woodford Loan Agreement. Given the uncertainty of the continued financing under the Woodford Loan Agreement, the Board of Directors sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement.

As reported on form 8-K filed with the SEC on February 6, 2024, on December 6, 2023, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Univest Securities, LLC (the “Placement Agent”), whereby the Placement Agent agreed to act as placement agent in connection with the Company’s offering (“Offering”) of units (“Units”) up to $1,000,000; each Unit consisting of a convertible promissory note (each, a “Convertible Note” or collectively, the “Convertible Notes”), and a common stock purchase warrant (each, a “Warrant”, or collectively, the “Warrants”) to purchase shares of common stock of the Company, par value $0.001 per share (the “Common Stock”) which include specific registration rights (“Registration Rights”), directly to one or more investors (each, an “Investor” and, collectively, the “Investors”) through the Placement Agent.

On February 1, 2024, the parties agreed to increase the offering amount from $1,000,000 to $5,000,000. All other terms and conditions of the offering remain the same. The Securities shall be offered and sold pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”).

As reported on form 8-K filed with the SEC on February 22, 2024, and as previously reported on Form 8-K filed on August 1, 2023, on July 26, 2023, the Company entered into a Loan Agreement with United Capital Investments London Limited (“UCIL”) which included a supplemental credit facility, at the Company’s written request and at UCIL’s sole discretion, for an amount up to a total of $49,000,000 in supplemental funding (the “Accordion”) with an initial tranche of up to $1,000,000.

As reported on Form 8-K filed on August 24, 2023, on August 18, 2023, the Company amended the Loan Agreement with UCIL resulting in an “Amended and Restated Loan Agreement”, dated August 8, 2023, which made certain technical amendments to the conversion mechanics therein to comply with Nasdaq’s listing rules relating to stockholder voting rights.

On February 16, 2024, the Company and UCIL entered into an “Amendment and Restatement Agreement No. 2” to the “Amended and Restated Loan Agreement” to increase the amount of the Accordion from $49,000,000 to $149,000,000 (the “Amendment”).

On February 16, 2024, Prosperity Investment Management, a multinational investment management firm with offices in Basel, Switzerland, Dubai, UAE, and Miami, Florida, in advance of the completion of their due diligence on the Company, began to fund their commitment to the Company of an investment of $18 million through UCIL’s Amended and Restated Loan Agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth certain information, as of the date of this report, concerning the directors and officers of the Company.

Name	Age	Position
Matthew McGahan	54	Chairman of the Board and Chief Executive Officer
Barney Battles	57	Director
Christopher Gooding	66	Director
Paul S. Jordan	63	Director
Tamer T. Hassan	55	Director
Robert Stubblefield	60	Chief Financial Officer
Gregory Potts	53	Chief Operating Officer

Matthew McGahan, has enjoyed a successful and distinguished career in the corporate and philanthropic worlds. Most recently he was appointment as Chairman and CEO of Nasdaq listed, Lottery.com and Vice-President of Sports.com, its wholly owned subsidiary and a leading sports entertainment and media content platform. Appointed interim CEO of Lottery.com in July 2023, and having served as Chairman of the Board since October 2022, McGahan’s leadership is pivotal in steering the company towards new horizons. Born into an entrepreneurial family, Matt’s business acumen was nurtured from a young age. His professional journey began at Guildford Engineering Technology College, setting the stage for a career characterized by strategic foresight and a penchant for turning challenges into opportunities. Joining his family’s venture, Pinewood Motor Group, founded in 1969 by his father, McGahan played a crucial role in introducing Toyota Motor Corporation to the United Kingdom, marking a significant milestone in the country’s automotive industry. McGahan’s entrepreneurial streak led him to establish Magic Automotive Group, which emerged as one of Europe’s largest Harley-Davidson and BMW dealerships. His leadership propelled the company to substantial success until its sale in 2010, reflecting his ability to build and scale businesses successfully.

Beyond the realm of business, Matt’s philanthropic efforts are equally commendable. He founded “Mask Our Heroes” (MOH) in memory of his father, Alan, a victim of the COVID-19 pandemic. MOH was at the forefront of addressing the urgent need for personal protective equipment during the pandemic’s early stages, successfully securing and distributing over 30 million surgical masks to healthcare facilities across the UK. This initiative highlighted his capacity to lead with empathy and impact, leveraging his resources and network to address a global crisis.

Through his various family office vehicles, Matt has since invested and advised businesses across a variety of sectors, including motorsports, EV, technology minerals mining, recycling, fintech, and medical research, showcasing his versatility, keen investment insight and focus on innovation and social responsibility. His ability to identify and nurture potential across a spectrum of industries has not only contributed to his personal success but has also driven innovation and growth in each of these fields.

His career can be characterized as a blend of entrepreneurial success, philanthropic leadership, and strategic vision. His journey from the automotive industry to the helm of Lottery.com and Sports.com, coupled with his profound impact on societal well-being through “Mask Our Heroes,” reflects a legacy of innovation, compassion, and resilience.

Robert J. Stubblefield has served as the chief financial officer of Demetra, Inc. since January 2022 and of Regnum Corp. since March 2020. Mr. Stubblefield was the chief financial officer of Wookey Project Corp. and Wookey Search Technologies Corporation from March 2020 to December 2021. Further, Mr. Stubblefield served as a contract chief financial officer of Sherpa Digital Media, Inc. from February 2019 to December 2021. Prior to this role, from October 2017 to December 2019, Mr. Stubblefield served as a consulting chief financial officer for various start-ups and growth companies in the San Francisco Bay Area and has experience in senior finance, accounting, and operations roles in public companies. He has held a CPA License from the state of California since the late 1980’s.

Gregory Potts has more than 25 years of strategic growth and marketing experience, including the successful implementation of growth strategies for consumer brands and their channel affiliates. He most recently served as Global Vice President of Affiliate Success at Lottery.com. Prior to that he served in leadership roles for several organizations ranging from SMEs to multi-billion corporations. His successful career covers a diverse set of industries including consumer and B2B technology; syndicated data; and not-for-profit development. He currently is a trustee of WinTogether.org and sits on the board of Medios Electrónicos Y De Comunicación, S.A.P.I. de CV and the American Advertising Federation Lexington chapter. There are no arrangements or understandings between Mr. Potts and any other persons pursuant to which he was selected as an officer, he has no family relationships with any of the Company’s directors or executive officers, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. The Board of Directors has not yet determined Mr. Potts’s compensation or agreed to terms on a written compensation agreement, and the Company will file a Current Report on Form 8-K once such compensation has been determined by the Board of Directors.

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

Christopher Gooding has been a member of the Board of Directors since August of 2023. Mr. Gooding brings decades of service at respected law firms, predominantly within the heart of London’s financial district. His professional journey began as an Assistant Solicitor at Clifford Turner in London and Dubai, advancing to a 15-year tenure at Clyde & Co. A consummate legal strategist, he also served as a partner at LeBoeuf Lamb Greene & MacRae and Howard Kennedy. Notably, from 1999 to 2009, he held the position of Director at the Sovereign Trade Corporation. Adding to his diverse portfolio, Gooding subsequently held partner roles at Fasken Martineau and Nabarro LLC (now CMS). Since 2022, he has honed his expertise as a Consultant at Crowell and Morsing.

Paul S. Jordan is a motorsport commercial specialist with extensive international sponsorship, acquisitions and communication skills and experience. With an active career in motorsport that spans more than four decades, Mr. Jordan has held senior positions with the world’s top Formula One Teams and some of most recognizable motorsport brands.

Tamer T. Hassan is a former boxer and worked in football management before becoming a British actor with a slate of over 60 films. He is best known for his role as the leader of the Millwall firm, opposite Danny Dyer, in “The Football Factory” (2004), “Layer Cake (2004) opposite Daniel Craig, “Batman Begins” (2005), “The Business” (2005), and “Game of Thrones” (2016). Mr. Hasan has recently completed filming for “The Witcher” (Season 2) on Netflix with Henry Cavil. He also remains involved with creative content and participates in voice-over roles. Mr. Hassan’s entrepreneurial skills have led him to participate in large-scale projects in entertainment, sports & leisure, and hospitality. He has a passion for supporting emerging acting talent in Cyprus and is the founder of The Tamer Hassan Academy for Acting.

Our Executive Officers

Mr. McGahan, our Chief Executive Officer (“CEO”), President and Secretary, serves at the discretion of our Board and holds office until his successor is duly appointed or until his earlier resignation or removal.

Mr. Stubblefield, our Chief Financial Officer (“CFO”), serves at the discretion of our Board and holds office until his successor is duly appointed or until his earlier resignation or removal.

Mr. Potts, our Chief Operating Officer (“COO”) serves at the discretion of our Board and holds office until his successor is duly appointed or until his earlier resignation or removal.

Board Composition

Our Board consists of five directors. Each of our current directors will continue to serve as a director until the election and qualification of his successor or until his earlier death, resignation or removal. The authorized number of directors may be changed by resolution of our Board. Vacancies on our Board may be filled by resolution of our Board.

Our Board consists of Matthew McGahan, Barney Battles, Christopher Gooding, Paul S. Jordan and Tamer T. Hassan, with Mr. McGahan acting as chairman of the Board.

Our Board has affirmatively determined that each of Messrs. Battles, Gooding, Jordan and Hassan is an “independent director” under the Nasdaq listing rules applicable to board members. For more details, see the section entitled “Independence of our Board.”

Our Board is divided into three classes with only one class of directors being elected in each year, and with each class serving a three-year term:

●	our Class I director is Mr. Gooding, and his term will expire at the 2026 annual meeting of stockholders;

●	our Class II directors are Mr. Battles and Mr. Jordan, and their terms will expire at the 2024 annual meeting of stockholders; and

●	our Class III directors are Mr. McGahan and Mr. Hassan, and their terms will expire at the 2025 annual meeting of stockholders.

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

Independence of our Board and Executive Officer

Based on information provided by each director concerning his background, employment, and affiliations, our Board has determined that the Board meets independence standards under the applicable rules and regulations of the SEC and the listing standards of Nasdaq. There are no family relationships among any of our directors and executive officers. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described under the heading “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

Board Committees

Our Board has three standing committees: an Audit Committee a Compensation Committee, and a Nominating Committee. Each of the committees reports to the Board as it deems appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below. In the future, our Board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Audit Committee

There are three members of our Board who serve as members of our Audit Committee, Messrs. Jordan, Gooding and Hassan. Mr. Jordan is the chairman of our Audit Committee. All members of the Audit Committee are “independent” in accordance with the Nasdaq Rules (as defined below) and rules of the U.S. Securities and Exchange Commission (the “SEC”) applicable to boards of directors in general and Audit Committee members in particular. The Board has determined that each member of the Audit Committee is “financially literate” within the meaning of the Nasdaq Rules because each member is able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement. In addition, the Board has determined that Mr. Jordan qualifies as an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K, and therefore, also satisfies the “financial sophistication” requirement in accordance with Nasdaq Rule 5605(c)(2)(A). The Board reached its conclusion as to Mr. Jordan’s’ qualifications based on, among other things, his business background.

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

Compensation Committee

The members of our Compensation Committee are Messrs. Hassan, Gooding and Jordan. Mr. Hassan is the chairman of our Compensation Committee. All members of the Compensation Committee are “independent” in accordance with the Nasdaq Rules and SEC rules applicable to boards of directors in general and compensation committees in particular. In addition, at least two members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.

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

Nominating Committee

The members of our Nominating Committee are Messrs. Gooding, Jordan and Hassan. Mr. Gooding is the chairman of our Nominating Committee. All members of the Nominating Committee are “independent” in accordance with the Nasdaq Rules and SEC rules applicable to boards of directors in general and nominating committees in particular.

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

We believe that our Board as a whole should encompass a range of talent, skill, and expertise enabling it to provide sound guidance with respect to our operations and interests. Our independent directors evaluate all candidates to our Board by reviewing their biographical information and qualifications and having each candidate vetted by outside legal counsel.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers, directors and persons who beneficially own more than 10% of a company’s common stock to file initial reports of ownership (Forms 3) and reports of changes in ownership (Forms 4 and 5) with the SEC. Based solely on our review of copies of such reports and on written representations from our executive officers and directors, we believe that none of our executive officers and directors complied with their Section 16(a) filing requirements during our fiscal year ended December 31, 2023 following the Operational Cessation.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for the executive officers of Lottery.com who were “named executive officers,” or NEOs for fiscal 2023. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the existing and currently planned programs summarized or referred to in this discussion.

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

Introduction

The primary objectives of our executive compensation programs are to attract and retain talented executives to effectively manage and lead our Company. Our NEOs for fiscal 2023 are:

●	Matthew McGahan CEO and former CEO Mark Gustavson

●	Our executive officers, Gregory Potts, COO and Robert Stubblefield, CFO

Summary Compensation Table

The following table provides summary information concerning compensation of our named executive officers for services rendered to us during the years noted.

							Non-Equity
				Stock		Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary(1) ($)	Bonus ($)(3)	Awards(2) ($)		Awards ($)	Compensation ($)	Compensation ($)	Total ($)
Matthew McGahan, CEO	2023	220,673	131,923	—	(4)	—			352,596
Mark Gustavson, Former CEO	2023	140,770	—	—		—	—	—	140,770
Tony DiMatteo, Former CEO	2022	269,231	227,740						496,971
Sohail S. Quraeshi, Former CEO	2022	—	—	—		—	—	—	284,993
Robert Stubblefield, CFO	2023	180,248	31,995	72,750
Edward Moffley, Former CFO	2022	—	—	—		—	—	—	284,993
Gregory Potts, COO	2023	204,680	4,170	72,750					281,600
Ryan Dickinson	2022	250,000	227,740	—					477,740
Former CFO and President			—		__	—	—	—	—
Matthew Clemenson	2022	250,000	227,740	—		—	—	—	477,740
Former CRO

(1)	Amounts reflect the NEO’s base salary earned during the fiscal year presented.
(2)	USD value of stock awards. Amount represents the aggregate grant date fair value of common stock share awards made to the named executive officer computed in accordance with Financial Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“Topic 718”). As required by SEC rules, awards are reported in the year of grant. For more information, see “Narrative Disclosure to Summary Compensation Table — Supplemental Table” below.
(3)	Refers to any annual bonus, each of which is subject to the approval of the Compensation Committee of the Board.
(4)	125,000 S-8 shares are reserved for later issuance.

Narrative Disclosure to Summary Compensation Table

Equity Awards

On October 10, 2023, the Board approved the “2023 Employees Directors and Consultants Stock Issuance and Option Plan” (the “Plan”) in order for the Company to be able to attract and retain key personnel and to provide a means whereby certain directors, officers, employees, consultants and advisors of the Company can acquire and maintain an equity interest in the Company, or be paid incentive compensation, which may be measured by reference to the value of Common Stock, thereby strengthening their commitment to the welfare of the Company and its Affiliates and aligning their interests with those of the Company’s stockholders.

As a result of the Board’s approval of the Plan, S-8 common stock was awarded to Matthew McGahan, CEO, who received a 125,000 share common stock grant (not as yet issued), Robert Stubblefield, CFO, received 25,000 shares of common stock and Greg Potts, COO, received 25,000 shares of common stock. Ryan Peterson, EVP of Technology, is to receive 25,000 shares of common stock which are yet to be issued.

Fiscal 2022

There were no equity awards granted to our named executive officers during fiscal 2022.

Cash Compensation

Base Salary

Base salaries are generally set at levels deemed necessary to attract and retain our executives. We provide each named executive officer with a base salary for the services that the executive officer performs for us. This compensation component constitutes a stable element of compensation while other compensation elements may be variable. Base salaries are generally reviewed annually and may be increased based on any number of factors at the discretion of the Compensation Committee, including the individual performance of the named executive officer, company performance, any change in the executive’s position within our business, the scope of their responsibilities and market data. For fiscal 2023, the amounts earned by our named executive officers are shown in the Summary Compensation Table above.

Bonuses

In addition to base salaries, the named executive officers may receive discretionary annual bonuses, guaranteed and/or retention bonuses at the discretion of the Compensation Committee.

Retirement Benefits, and Termination and Change in Control Provisions at December 31, 2023 and 2022

There were no pension or retirement benefits pursuant to any existing plan provided or contributed to by the Company or any of its subsidiaries. In addition, there were no termination and change in control provisions in effect for our NEOs.

Outstanding Equity Awards at December 31, 2023

Of our executive officers, Matthew McGahan, CEO, Robert Stubblefield, CFO and Gregory Potts, COO, each received equity awards in 2023. Matthew McGahan, CEO, received a 125,000 share common stock grant (not as yet issued), Robert Stubblefield, CFO, received 25,000 shares of common stock and Gregory Potts, COO, received 25,000 shares of common stock. Ryan Peterson, EVP of Technology, is to receive 25,000 shares of common stock which are yet to be issued.

DIRECTOR COMPENSATION

On July 14, 2023, our Board approved a Non-Employee Director Compensation program providing for a cash fee of $6,000 USD per month per director ($72,000 USD per year). Notwithstanding this program adopted by our Board, total cash fees paid to our directors during fiscal 2023 were $60,000 USD.

The following table sets forth the total compensation paid to each of our non-employee directors for their service on the Board during fiscal 2023:

	Directors Fees Earned	Stock Awards	Total
Name(1)	($)(8)	($)	($)
Matthew McGahan (2)	171,571	-0-	171,571
Barney Battles(3)	169,859	-0-	169,,859
Christopher Gooding (4)	113,174	-0-	113,174
Paul S. Jordan (5)	117,286	-0-	117,286
Tamer T. Hassan (6)	117,286	-0-	117,286
Nick Kounoupias (7)	19,643	-0-	19,643
Naila Chowdhry (8)	12,000	-0-	12,000

(1)	Represents all non-employee directors who served on our Board during fiscal 2023. Amounts accrued per director each include a $85,000 USD initial fee.
(2)	Mr. McGahan was appointed to our Board on October 19, 2022, and served as a non-employee director until his initial appointment as Interim CEO, on July 20, 2023. During said time, Mr. McGahan received accrued compensation for his service on the Board during fiscal 2022 and 2023 at the rate of $6,000 USD per month as any other director. No stock was awarded to him pertaining to his role as an non-employee director, only in relation to his role as CEO of the Company.
(3)	Mr. Battles was appointed to our Board on November 3, 2022. Mr. Battles received accrued compensation for his service on the Board during fiscal 2022 and 2023 at the rate of $6,000 USD per month.
(4)	Mr. Gooding was appointed to our Board on August 10, 2023 and received accrued compensation at the rate of $6,000 USD per month.
(5)	Mr. Jordan was appointed to our Board on July 20, 2023 and received accrued compensation at the rate of $6,000 USD per month.
(6)	Mr. Hassan was appointed to our Board on July 20, 2023 and received accrued compensation at the rate of $6,000 USD per month.
(7)	Mr. Kounoupias, appointed an independent outside director on April 4, 2023, resigned from our Board on August 7, 2023.
(8)	Ms. Chowdhry, an independent outside director, resigned from our Board on March 9, 2023.
(9)	Of the aggregate total accrual for our Board, of the “Fee Earned or Paid in Cash”, only $60,000 of the accrual was paid on December 18, 2023.

Compensation Committee Interlocks and Insider Participation

None of the individuals who served as a member of the Compensation Committee during fiscal 2023 is, or has ever been, an officer or employee of the Company or any of its subsidiaries or has or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. In addition, during the last fiscal year, no executive officer of the Company served as a member of the board of directors or the compensation committee of any other entity that has or has had one or more executive officers serving on our Board or our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows information with respect to the beneficial ownership of our common stock as of December 31, 2023, for:

●	each person known to us to own beneficially 5% or more of our outstanding common stock;

●	each of our directors or director nominees;

●	each of our NEOs; and

●	all of our directors and executive officers as a group.

As of December 31, 2023, there were 2,895,770 shares of our common stock outstanding. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them:

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

DIRECTORS, NAMED EXECUTIVE OFFICERS AND 55 STOCKHOLDERS (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF COMMON STOCK OUTSTANDING
OFFICERS AND DIRECTORS
Matthew McGahan, CEO, Director	-0-	-0-
Robert Stubblefield, CFO	25,000	.865%
Greg Potts, COO	25,000	.865%
Barney Battles, Director	-0-	-0-
Christopher Gooding, Director	-0-	-0-
Paul S. Jordan, Director	-0-	-0-
Tamer T. Hassan, Director	-0-	-0-
5% STOCKHOLDERS
Tony DiMatteo(2)	74,474	2.6%
Matt Clemenson(3)	314,474	10.8%
Ryan Dickinson	116,964	4.0%
DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (SEVEN PERSONS)	50,000	1.73%

(1)	The business address of each of these stockholders is c/o Lottery.com Inc., 20808 State Hwy 71 W, Unit B, Spicewood, TX 78669.
(2)	Interests shown are held by ALD Holdings Group, LLC (“ALD Holdings”). Mr. DiMatteo may be deemed to beneficially own the shares held by ALD Holdings.
(3)	Interests shown are held by MC Holdings, LLC (“MC Holdings”). Mr. Clemenson may be deemed to beneficially own the shares held by MC Holdings.
(4)	Interests shown held by RD Holdings Group, LLC. Mr. Dickinson may be deemed to beneficially own the shares held by RD Holdings Group, LLC.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2023.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation plans approved by security holders(1)	—	—	13,130,368

(1)	Relates only to the Lottery.com 2021 Incentive Plan.

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

The Board undertook its annual review of director independence. As a result of this review, the Board affirmatively determined that Messrs. Battles, Gooding, Jordan and Hassan are independent within the meaning of the Nasdaq Rules, including with respect to their respective committee service. The Board has determined that each member of the Audit Committee is “independent” for purposes of service on the Audit Committee in accordance with Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that each member of the Compensation Committee is “independent” for purposes of service on the Compensation Committee in accordance with Section 10C(a)(3) of the Exchange Act.

Item 14. Principal Accounting Fees and Services.

Audit Fees

On September 27, 2022, Armanino LLP (“Armanino”) resigned as the independent registered public accounting firm of the Company, effective immediately. On October 7, 2022, the Audit Committee approved the engagement of Yusufali & Associates, LLC (“Yusufali”) as the Company’s new independent registered public accounting firm, effective immediately, for the fiscal year ended December 31, 2022. For fiscal 2023, Yusufali continues its engagement for the Company as its independent registered public accounting firm The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2022 and December 31, 2023 by Yusufali:

	2022	2023
Audit Fees(1)	$200,000	$200,000
Audit-Related Fees(2)	50,000	50,000
Tax Fees(3)	50,000	50,000
All Other Fees(4)	—	—
Total:	$300,000	$300,000

(1)	Audit Fees represent the aggregate fees billed for professional services rendered for the audits of the annual financial statements and the Company’s internal control over financial reporting; for review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q filings; for the audits and reviews of certain of our subsidiaries; and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees represent the aggregate fees billed for assurance and other services related to the performance of the audit or review of our consolidated financial statements and that are not reported under paragraph (1) above. These services include due diligence related to mergers and acquisitions and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees represent the aggregate fees billed for international tax compliance, tax advice, and tax planning services.

(4)	All Other Fees represent fees billed for all other services.

Audit Committee Pre-Approval Procedures for Independent Registered Public Accounting Firm

The Audit Committee has sole authority to engage and determine the compensation of our independent registered public accounting firm. The Audit Committee also is directly responsible for evaluating the independent registered public accounting firm, reviewing and evaluating the lead partner of the independent registered public accounting firm and overseeing the work of the independent registered public accounting firm. In addition, and pursuant to its charter and the Company’s Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee annually reviews and pre-approves the audit services to be provided by Yusufali & Associates, LLC, and also reviews and pre-approves the engagement of Yusufali for the provision of other services during the year, including audit-related, tax and other permissible non-audit. For each proposed service, the Company’s management and the independent registered public accounting firm are required to jointly submit to the Audit Committee detailed supporting documentation at the time of approval to permit the Audit Committee to make a determination as to whether the provision of such services would impair the independent registered public accounting firm’s independence, and whether the fees for the services are appropriate.

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

(2) Exhibits

The exhibits listed below are filed as part of this Report or incorporated herein by reference to the location indicated.

Exhibit
Number	Description
2.1†	Business Combination Agreement, dated as of February 21, 2021, by and among Trident Acquisitions Corp., Trident Merger Sub II Corp., and AutoLotto, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on February 23, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Lottery.com Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
3.2	Amended and Restated Bylaws of Lottery.com Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
4.1	Warrant Agreement, dated as of May 29, 2018, between TDAC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on June 4, 2018).
4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.1	Letter Agreement among Trident Acquisitions Corp., Trident Acquisitions Corp.’s officers, directors and stockholders (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-223655) filed by Lottery.com with the SEC on May 21, 2018).
10.2	Stock Escrow Agreement between Trident Acquisitions Corp., Continental Stock Transfer & Trust Company and the initial stockholders of Trident Acquisitions Corp (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on June 4, 2018).
10.3	Services Agreement, dated as of March 10, 2020, by and between AutoLotto, Inc. and Master Goblin Games LLC (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.4	Amendment No. 1 to Services Agreement, dated as of June 28, 2021, by and between AutoLotto, Inc. and Master Goblin Games LLC (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.5	Investor Rights Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.12 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.6	Initial Stockholder Forfeiture Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.7#	Employment Agreement, dated as of February 21, 2021, by and between Lawrence Anthony DiMatteo III and AutoLotto, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.8#	Employment Agreement, dated as of February 21, 2021, by and between Matthew Clemenson and AutoLotto, Inc. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.9#	Amendment to Employment Agreement, dated March 23, 2022, by and between Matthew Clemenson and Lottery.com (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.10#	Employment Agreement, dated as of February 21, 2021, by and between Ryan Dickinson and AutoLotto, Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.11#	Amendment to Employment Agreement, dated March 23, 2022, by and between Ryan Dickinson and Lottery.com (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.12#	Employment Agreement, dated as of March 19, 2021, by and between Kathryn Lever and AutoLotto, Inc. (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.13#	Amendment to Employment Agreement, dated as of March 28, 2022, by and between Kathryn Lever and Lottery.com Inc. (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.14#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.15#	AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).

10.16#	Form of Restricted Stock Award Agreement under the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.17#	Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (Reg. No. 333- 257734), filed by Lottery.com with the SEC on October 5, 2021).
10.18#	Form of Option Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.19#	Form of Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.20#	Form of Director Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.21#	Resignation and Release Agreement, dated July 22, 2022, by and between Lottery.com and Lawrence Anthony DiMatteo III (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on July 22, 2022).
10.22#	Consulting Agreement by and between AutoLotto, Inc. dba Lottery.com and Simpexe, LLC, specifically Harry Dhaliwal, dated July 1, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on July 6, 2022).
10.23+	Master Affiliate Agreement, dated as of October 2, 2021 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 16, 2022).
10.24	Loan Agreement (Deed), dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as lender (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K/A filed by Lottery.com with the SEC on May 10, 2023).
10.25	Loan Agreement Deed, Debenture Deed and Securitization, dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as security holder (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K/A filed by Lottery.com with the SEC on May 10, 2023).
10.26*	Amended and Restated Loan Agreement and Deed, dated August 8, 2023, between Lottery.com and United Capital Investments London Limited as lender
10.27**	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited.
10.28	Business Loan Agreement dated January 4, 2022, between Autolotto, Inc. and The Provident Bank (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 22, 2023).
10.29	$30,000,000 Promissory Note dated January 4, 2022, between Autolotto, Inc. and The Provident Bank (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 22, 2023).
10.30*	Amendment and Restatement Agreement in respect of Loan Agreement (Deed) dated 7 December 2022, between Lottery.com and Woodford Eurasia Assets Ltd.
21.1*	List of Subsidiaries of Lottery.com Inc. (incorporated by reference to Exhibit 21.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.

†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission. any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTTERY.COM INC.

Date: April 3, 2024	By:	/s/ Matthew McGahan
	Name:	Matthew McGahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew McGahan	Chief Executive Officer	April 3, 2024
Matthew McGahan	(Principal Executive Officer)

/s/ Matthew McGahan	Chairman of the Board	April 3, 2024
Matthew McGahan

/s/ Barney Battles	Director	April 3, 2024
Barney Battles

/s/ Christopher Gooding	Director	April 3, 2024
Christopher Gooding

/s/ Paul S. Jordan	Director	April 3, 2024
Paul S. Jordan

/s/ Tamer T. Hassan	Director	April 3, 2024
Tamer T. Hassan

