Form 10-Q
period 2024-03-31
Lottery.com Inc.
filed 2024-05-20
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 17, 2024, 4,773,852 shares of common stock, par value $0.001 per share were issued and outstanding.

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

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2023 (the Amended “Annual Report”) which was filed on May 20, 2024 and in this Report, as such factors may be updated in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), as well as the following:

●	The findings of the previously disclosed Internal Investigation (as defined herein) and other matters have exposed us to a number of legal proceedings, investigations and inquiries, resulted in significant legal and other expenses, required significant time and attention from our senior management, among other adverse impacts.

●	We and certain of our former officers are, and in the future, we or our officers and directors may become, the subject of legal proceedings, investigations and inquiries by governmental agencies with respect to the findings of the Internal Investigation and other matters, which could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.

●	We have been named as a defendant in a number of lawsuits filed by purchasers of our securities, including class action lawsuits that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

●	Matters relating to or arising from the restatement and the Internal Investigation, including adverse publicity and potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

●	In July 2022, we furloughed the majority of our employees and suspended our lottery game sales operations after determining that we did not have sufficient financial resources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As a result, we may not be able to continue as a going concern.

●	We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

ii

●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

●	The circumstances that led to the failure to file our annual report and quarterly reports on time, and our efforts to investigate, assess and remediate those matters have caused and may continue to cause substantial delays in our SEC filings.

●	Our inability to compete with other forms of entertainment for consumers’ discretionary time and income.

●	Economic downturns, inflation, geopolitical and political and market conditions beyond our control.

●	Negative events or media coverage relating to our business, our management and directors, the lottery, lottery games or online gaming or betting.

●	Our inability to attract and retain users, including as a result of failing to appear in Internet search engine results.

●	Our continued ability to use domain names to promote and increase the value of our brand.

●	Scrutiny by stakeholders with respect to responsible gaming and ethical conduct.

●	Our ability to achieve profitability and growth in the newly developed market for online lottery games.

●	Our inability to profitably expand into new markets or capitalize on new gaming and lottery industry trends and changes, such as by developing successful new product offerings.

●	The effectiveness of our marketing efforts in developing and maintaining our brand and reputation.

●	Failure to offer high-quality user support.

●	Adverse impacts to user relationships resulting from disruptions to our information technology.

●	The vulnerability of our information systems to cyberattacks and disruptions caused with respect thereto, including an inability to securely maintain personal and other proprietary user information.

●	Our inability to adapt to changes or updates in the Internet, mobile or personal devices, or new technology platforms or network infrastructures.

●	The exposure of our online infrastructure to risks relating to new and untested distributed ledger technology.

●	Our inability to comply with complex, ever-changing, and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming and lottery industries.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or software component products for our gaming platforms, product offerings and the processing of user payments and withdrawals.

●	Our inability to maintain successful relationships and/or agreements with lottery organizations and other third-party marketing or service provider affiliates.

iii

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations required for the operation of our business.

●	The effectiveness of our transition and compliance with the regulatory and other requirements of being a newly public company.

●	Although we are currently in compliance with the continued listing standards of Nasdaq, we have had periods of non-compliance in the past and we may not be able to maintain compliance with Nasdaq’s continued listing standards in the future.

●	Limited liquidity and trading of our securities.

●	Lenders may not loan us the amounts they agreed to under existing Loan Agreements.

●	Our obligations under the Loan Agreement (as defined herein) are secured by a first priority security interest in substantially all of our assets and if we were to default, they could force us to curtail or abandon our business plans and operations.

●	The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford, UCIL, or Univest (as defined herein) under their Loan Agreements may depress the market price of our common stock and cause substantial dilution.

●	We currently owe a significant amount of money under our Loan Agreements, which we may not be able to repay.

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

iv

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements .

1

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS

Current assets:
Cash	$84,050	$359,826
Accounts receivable	245,069	24,241
Prepaid expenses	19,044,832	19,020,159
Other current assets	901,042	907,632
Total current assets	20,274,993	20,311,858

Notes receivable	2,000,000	2,000,000
Investments	250,000	250,000
Goodwill	11,227,491	11,227,491
Intangible assets, net	16,399,733	17,681,784
Property and equipment, net	18,488	21,309
Other long term assets	12,884,686	12,884,686
Total assets	$63,055,391	$64,377,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$7,965,863	$7,991,802
Deferred revenue	330,257	357,143
Notes payable - current	6,726,669	6,026,669
Accrued interest	961,081	858,875
Accrued and other expenses	11,292,243	11,359,616
Other liabilities	1,167,111	1,167,111
Total current liabilities	28,443,224	27,761,216

Long-term liabilities:
Convertible debt, net - non current	-	-
Other long term liabilities	-	-
Total long-term liabilities	-	-
Commitments and contingencies (Note 13)	-	-
Total liabilities	28,443,224	27,761,216

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 4,747,047 and 2,895,770 issued and outstanding 2024 and December 31, 2023, respectively	4,996	2,877
Additional paid-in capital	273,342,574	269,690,569
Accumulated other comprehensive loss	16,673	(91,667)
)Accumulated deficit	(240,815,185)	(235,106,206)
Total Lottery.com Inc. stockholders’ equity	32,549,058	34,495,573
Noncontrolling interest	2,063,109	2,120,429
Total Equity	34,612,167	36,616,002

Total liabilities and stockholders’ equity	$63,055,391	$64,377,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Revenue	$259,319	$620,229
Cost of revenue	83,787	35,147
Gross profit	175,532	585,082

Operating expenses:
Personnel costs	984,679	1,257,434
Professional fees	3,204,048	739,928
General and administrative	296,652	337,328
Depreciation and amortization	1,284,982	1,405,480
Total operating expenses	5,770,361	3,740,170
Loss from operations	(5,594,829)	(3,155,088)

Other expenses
Interest expense	102,217	23
Other expense	52,676	58,871
Total other expenses, net	154,893	58,894

Net loss before income tax	(5,749,722)	(3,213,982)
Income tax expense (benefit)	4,150	-
Net loss	(5,753,872)	(3,213,982)

Other comprehensive loss
Foreign currency translation adjustment, net	102,214	(114,095)
Comprehensive loss	(5,651,658)	(3,328,077)

Net income attributable to noncontrolling interest	(57,321)	67,640
Net loss attributable to Lottery.com Inc.	$(5,708,979)	$(3,260,437)

Net loss per common share
Basic and diluted	$(1.99)	$(1.29)

Weighted average common shares outstanding
Basic and diluted recheck WA shares	2,868,822	2,522,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC .

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2024 and 2023

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity

Balance as of December 31, 2022	2,527,045	2,811	267,597,370	-208,187,210	3,622	59,416,309	2,400,176	61,816,485
Stock based compensation			358,349			358,349		358,349
Other comprehensive loss					-114,095	-114,095		-114,095
Net loss				-3,260,437	-	-3,260,437	-67,640	-3,328,077
Balance as of March 31, 2023	2,527,045	$2,811	$267,955,719	$-211,447,647	$-110,473	$56,400,126	$2,332,536	$58,732,662
Balance as of December 31, 2023	2,877,045	$3,161	$269,690,285	$-235,106,206	$-91,667	$34,495,573	$2,120,429	$36,616,002

Stock based compensation	3,101,277	1,835	3,652,005			3,745,790		3,745,790
Other comprehensive loss					-16,673	-16,673		-16,673
Net loss				-5,705,979		-5,705,979	-57,321	-5,763,300
Balance as of March 31, 2024	5,978,322	4,996	273,342,290	-240,812,185	-74,994	32,552,0588	2,063,108	34,615,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Lottery.com Inc.	$(5,708,979)	$(3,260,437)
Adjustments to reconcile net income to net cash used in operating activities:
Loss Attributable to noncontrolling interest	(57,321)	(67,640)
Depreciation and amortization	1,283,558	1,405,601
Stock based compensation expense	3,651,655	358,349

Changes in assets and liabilities:
Accounts receivable	(220,828)	61,790
Prepaid expenses	(24,673)	5,368
Other current assets	6,590	(23,584)
Trade payables	(25,939)	6,351
Accrued and other expenses	(57,373)	448,110
Deferred revenue	(26,886)	(26,786)
Other liabilities	-	-
Accrued interest	102,206	-
Other long term liabilities	-	125,000
Net cash (used in) provided by operating activities	(1,077,990)	(967,878)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(896)
Purchase of intangibles	-	-
Net cash used in investing activities	-	(896)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	700,000	1,021,016
Net cash (used in) provided by financing activities	700,000	1,021,016
Net effect of exchange rate changes on Cash	102,214	(114,095)
NET CHANGE IN NET CASH AND RESTRICTED CASH	(275,776)	(61,853)
CASH AND RESTRICTED CASH - BEGINNING OF YEAR	359,826	102,766
CASH AND RESTRICTED CASH - END OF PERIOD	$84,050	$40,913
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$23
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024

Note 1. Nature of Operations

Description of Business

During FY 2023 and Q1 2024, the Company addressed legacy issues while successfully regaining full compliance with Nasdaq’s continued listing rules and restarting operations in order to stage Lottery.com for growth in FY 2024.  The cornerstone of the Company’s operational progress for FY 2024 will be driven by technology, product and service/capability enhancements.

This Amended Report is reflective of the Company’s commitment to transparency, integrity, and responsible corporate governance. The investment commitments from United Investments Capital London, Univest Securities LLC, and Prosperity Investment Management outlined in this report are evidence of investor belief in Management’s capability to resume core lottery and gaming operations, monetize the Sports.com brand, and expand all the Company’s brand across the globe.

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

Note 2. Significant Accounting Policies

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

In connection with the Company’s Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $241 million and working capital of approximately negative $8.2 million on March 31, 2024. For the quarter ended March 31, 2024, the company sustained a loss of $5.7 million. For the year ending December 31, 2023, the Company sustained a net loss of $25.5 million. The Company sustained a loss from operations of $60.0 million and $53.0 million for the years ending December 31, 2022 and 2021, respectively. Subsequently, the Company sustained additional operating losses and anticipates additional operating losses for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities almost exclusively from debt and equity financing. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt. Although Management believes that it will be able to continue to raise funds by sale of its securities to provide the additional cash needed to meet the Company’s obligations as they become due beginning with a loan agreement the Company entered into with United Capital Investments Ltd. (“UCIL”) on July 21, 2023, the Plans for Recommencement of Company Operations to require substantial funds to implement and there is no assurance that the Company will be able to continue raising the required capital.

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

Non-controlling Interest

Non-controlling interest represents the proportionate ownership of Aganar and JuegaLotto, held by minority members and reflect their capital investments as well as their proportionate interest in subsidiary losses and other changes in members’ equity, including translation adjustments.

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

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash holdings are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $19,790 at May 20, 2024 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

Cash and Restricted Cash

As of March 31, 2024 and December 31, 2023, cash was comprised of cash deposits. From time to time cash deposits with some banks may exceed federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of March 31, 2024 and December 31, 2023.

Accounts Receivable

The Company through its various merchant providers pre-authorizes forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and does not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, which are its customers, in the normal course of business. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. The Company increased its allowance for uncollectible receivables as of March 31, 2024 by $3,000. At December 31, 2023 the allowance for uncollectible receivables was $97,520. The Company has not incurred bad debt expense historically.

Prepaid Expenses

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with a third party to provide advertising services and issued equity instruments as compensation for the advertising services (“Prepaid advertising credits”). The Company expenses the service as it is performed by the third party. The value of the services provided were used to value these contracts, except for the year ended December 31, 2021 the Company reserved for potential inability to realize $2,000,000 of prepaid advertising credits in future periods. The current portion of prepaid expenses is included in current assets on the consolidated balance sheets. The Company has remaining prepaid expenses of $ and $19,020,159 on March 31, 2024 and December 31, 2023 and 2022, respectively.

Investments

On August 2, 2018, AutoLotto purchased 186,666 shares of Class A-1 common stock of a third-party business development partner representing 4% of the total outstanding shares of the company. As this investment resulted in less than 20% ownership, it was accounted for using the cost basis method.

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

Internal Use Software Development

Software development costs incurred internally to develop software programs to be used solely to meet our internal needs and applications are capitalized once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the intended function. Additionally, we capitalize qualifying costs incurred for upgrades and enhancements to existing software that result in additional functionality. Costs related to preliminary project planning activities, post-implementation activities, maintenance and minor modifications are expensed as incurred. Internal-use software development costs are amortized on a straight-line basis over the estimated useful life of the software.

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

In accordance with Accounting Standards Codification (“ASC”) 606, the Company evaluates the presentation of revenue on a gross versus net basis dependent on if the Company is a principal or agent. In making this evaluation, some of the factors that are considered include whether the Company has control over the specified good or services before they are transferred to the customer. The Company also assesses if it is primarily responsible for fulfilling the promise to provide the goods or services, has inventory risk, and has discretion in establishing the price. For all of the Company’s transactions, management concluded that gross presentation is appropriate, as the Company is primarily responsible for providing the performance obligation directly to the customers and assumes fulfillment risk of all lottery game sales as it retains physical possession of lottery game sales tickets from time of sale until the point of redemption. The Company also retains inventory risk on all lottery game sales tickets as they would be responsible for any potential winnings related to lost or unredeemable tickets at the time of redemption. Finally, while states have the authority to establish lottery game sales prices, the Company can add service fees to ticket prices evidencing its ability to establish the ultimate price of the lottery tickets being sold.

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

Generally, the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years. For federal tax purposes, the Company’s 2020 through 2023 tax years generally remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the Company’s 2019 through 2023 tax years remain open for examination by the tax authorities under the normal four-year statute of limitations.

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

Note 3. Business Combination

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

The Merger closing was a triggering event for the Series B convertible notes, of which $63.8 million was converted into 164,426 shares of AutoLotto that were then converted into 488,225 shares of Lottery.com common stock using the Exchange Ratio.

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

Pursuant to the terms of the Business Combination Agreement, the holders of issued and outstanding shares of AutoLotto immediately prior to the Closing (the “Sellers”) were entitled to receive up to 300,000 additional shares of Common Stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “TDAC Founders”) were also entitled to receive up to 200,000 additional shares of Common Stock (the “TDAC Founder Earnout Shares” and, together with the Seller Earnout Shares, the “Earnout Shares”). One of the earnout criteria had not been met by the December 31, 2021 deadline thus no earnout shares were granted specific to that criteria. 150,000 of the Seller Earnout Shares and 100,000 TDAC Founder Earnout Shares were still eligible Earnout Shares until December 31, 2022.

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

Following are details of the purchase price allocated to the intangible assets acquired.

Category	Fair Value

Customer relationships	$410,000
Gaming licensees	4,020,000
Trade names and trademarks	2,540,000
Technology	1,620,000

Total Intangibles	$8,590,000

Note 4. Property and Equipment, net

Property and equipment, net as of March 31, 2024 and December 31, 2023, consisted of the following:

	March 31, 2024	December 31, 2023

Computers and equipment	$124,199	$124,199
Furniture and fixtures	16,898	16,898
Software	2,026,200	2,026,200
Property and equipment	2,167,297	2,167,297
Accumulated depreciation	(2,148,809)	(2,145,988)
Property and equipment, net	$18,488	$21,309

Depreciation expense for the three months ended March 31, 2024 was $2,821 and was $24,556 for the three months ended March 31, 2023.

Note 5. Prepaid Expenses

Prepaid expenses consist primarily of advertising credits from two top tier media organizations that operate in the United States. The advertising credits were obtained in return for warrants, shares of common stock and shares of preferred stock. The agreements do not specify a time period for utilizing these credits and there is no requirement to provide cash or other consideration in connection with utilizing them. The balance can be utilized at any time at the mutual consent of the parties. The Company expects to begin utilizing these credits in the second quarter of 2024 and anticipates fully utilizing all of them by the end of 2024. Accordingly, they are presented as current assets.

Note 6. Notes Receivable

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

Note 7. Write-Off of Goodwill and Intangibles

As required by ASC 350 Intangibles – Goodwill and Other Impairment and ASC 360 – Impairment Testing: Long-Lived Assets, in connection with preparing the consolidated financial statements for the period ended December 31, 2023, management conducted a review as to whether there are conditions or circumstances that may indicate the impairment of its long-lived assets, goodwill and other indefinite-lived intangible assets.

The Company reviewed the goodwill and intangibles acquired in the acquisitions of TinBu, LLC and Global Gaming Enterprises, Inc., the domain names and software purchased from third parties, and software developed in-house. Each of TinBu, Global Gaming, and Lottery.com is considered a reporting unit for application of the annual review for potential impairment.

The company performed a valuation of each of the reporting units described above, using discounted cash flow methodologies and estimates of fair market value. Given the results of the quantitative assessment, the company determined that the goodwill for the TinBu and Global Gaming reporting units was impaired.  For the year ended December 31, 2023, the company recognized goodwill impairment charges of $5.65 million for the TinBu reporting unit and $1.06 million for the Global Gaming reporting unit. The total impairment charges related to goodwill were $6.71 million. In addition, it was determined that there was an impairment of certain intangible assets related to Global Gaming. For the year ended December 31, 2023, the Company recorded impairment charges of $488 thousand to trade names and trademarks and $312 thousand to technology acquired from Global Gaming. The total impairment charges to intangible assets were $800 thousand.

Additionally, in connection with completion of the tax provision for 2023, a transaction which had been recorded for the year ended December 31, 2021 was reevaluated and a decision was made that it should not have been recorded and should be reversed. Specifically, at the end of 2021, a decision was made to increase goodwill related to the acquisition of Global Gaming Enterprises, Inc. due to an incorrect conclusion that “an adjustment should be made to goodwill for the recording of related deferred tax liabilities as the Company released $1.6 million of valuation allowance since the additional deferred tax liabilities represent a future source of taxable income”. This approach improperly accelerated the effects of future amortization of intangible assets related to Global Gaming, resulting in inappropriately releasing part of a valuation allowance for deferred taxes which is not in compliance with GAAP. At that time, the Company recorded an increase to goodwill for Global Gaming and an income tax benefit each in the amount of $1,653,067. We have reversed this transaction by reducing goodwill for Global Gaming by $1,653,067 and have increased accumulated deficit to remove the income tax benefit which was incorrectly recorded for year ended December 31, 2021.

Note 8. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	March 31, 2024				December 31, 2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,350,000	$(1,062,639)	$287,361	$1,350,000	$(1,006,389)	$343,611
Trade name	6 years	2,550,000	(1,626,896)	923,104	2,550,000	(1,555,925)	994,075
Technology	6 years	3,050,000	(2,362,445)	687,555	3,050,000	(2,257,205)	792,795
Software agreements	6 years	14,450,000	(9,470,000)	4,980,000	14,450,000	(8,791,944)	5,658,056
Gaming license	6 years	4,020,000	(1,842,500)	2,177,500	4,020,000	(1,675,000)	2,345,000
Internally developed software	2 - 10 years	2,904,473	(825,593)	2,078,880	2,192,050	(737,053)	2,167,420
Domain name	15 years	6,935,000	(1,669,667)	5,265,333	6,935,000	(1,554,083)	5,380,917
		$35,259,473	$(18,859,740)	$16,399,733	$34,547,050	$(17,577,599)	$17,681,874

Amortization expense with respect to intangible assets for the three months ended March 31, 2024 and 2023 totaled $1,284,982 and $1,381,035, respectively, which is included in depreciation and amortization in the Statements of Operations. The Company determined that there was an impairment of long-lived assets of $412,450 during the year ended December 31, 2022, which relates to a project no longer being pursued by the Company. In connection with the annual review of goodwill and intangibles, the Company determined that it was necessary to write down goodwill by $5,650,000 for TinBu and $1,060,200 for Global Gaming. The total impairment charges related to goodwill were $6,710,200 for the year ended December 31, 2023. It was also determined that there was impairment of certain intangible assets related to Global Gaming. As a result, for the year ended December 31, 2023 the Company recorded impairment charges of $488,300 to trade names and trademarks and $311,500 to technology acquired from Global Gaming. The total impairment charges to intangible assets for the year ended December 31, 2023 were $798,800.

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
2024	$4,674,934
2025	4,509,655
2026	1,976,515
2027	944,729
Thereafter	4,293,900
$16,399,733

The Company had software development costs of $476,850 related to projects not placed in service as of both March 31, 2024 and December 31, 2023, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

Note 9. Notes Payable and Convertible Debt

Secured Convertible Note

In connection with the Lottery.com domain purchase, the Company issued a secured convertible promissory note (“Secured Convertible Note”) with a fair value of $935,000 that matured in March 2021. The Company used the fair value of the Secured Convertible Note to value the debt instrument issued. In March 2021, the Secured Convertible Note was fully converted into 69,910 shares of the Company’s common stock.

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties verbally agreed to extend the maturity of the notes to December 31, 2021. As of both December 31, 2023 and December 31, 2022, the balance due on these notes was $771,500. The Company cannot prepay the loan without consent from the noteholders. As of December 31, 2021, there were no Qualified Financing events, that trigger conversion, this included the TDAC combination. As of December 31, 2022, the remaining outstanding balance of $771,500 relates to notes that are no longer convertible which have been reclassified to Notes Payable as per the agreement. Accrued interest on the Series A notes payable was $318,909 on March 31, 2024.

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

During the year ended December 31, 2021, the Company entered into amendments with six of the Series B promissory noteholders to increase the principal value of the notes. The additional principal associated with the amendments totaled $3,552,114. The amendments were accounted for as a debt extinguishment, whereby the old debt was derecognized and the new debt was recorded at fair value. The Company recorded loss on extinguishment of $71,812 as a result of the amendment which was mapped in “Other expenses” on the consolidated statements of operations and comprehensive loss.

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 488,226 shares of Lottery.com common stock after accounting for the 20:1 reverse stock split that took place on August 9, 2023. As of December 31, 2023, the remaining notes comprising the outstanding balance of $185,095 are no longer convertible and have been reclassified to notes payable. See Note 9 Accrued interest on this note payable as of March 31, 2024 and December 31, 2023 was $68,491 and $64,799, respectively.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of December 31, 2023 and 2022, the balance of the loan was $150,000. As of March 31, 2024 and December 31, 2023, the accrued interest on this note was $5,626 and $5,253 respectively.

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

As of both March 31, 2024 and December 31, 2023, the balance of the notes was $2,601,370. Accrued interest on these notes was $269,247 on March 31, 2024 and $242,381 on December 31, 2023, respectively.

Note 10. Stockholders’ Equity

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

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of March 31, 2024, there were no shares of preferred stock issued and outstanding.

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

Public Warrants

The Public Warrants became exercisable 30 days after the Closing; the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The S-1 registration became effective November 24, 2021. The Public Warrants will expire five years after October 29, 2021, which was the completion of the TDAC Combination or earlier upon redemption or liquidation.

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

After giving effect to the Business Combination, as of March 31, 2024 there were Public Warrants outstanding for the issuance of 1,006,250 shares of common stock of the Company, which total includes previously issued warrants of AutoLotto, now warrants of Lottery.com Inc., which are exercisable for the purchase of an aggregate of 19,784 shares of common stock of the Company.

Private Warrants

Private warrants of TDAC issued before the business combination were forfeited and did not transfer to the surviving entity.

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 87,500 Units exercisable at $240.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of the Business Combination. The 87,500 Units represents the right to purchase 87,500 shares of common stock and 87,500 warrants to purchase 87,500 shares of common stock. The unit purchase option, which was exercisable for cash or on a cashless basis, at the holder’s option, expired on May 29, 2023. The Units issuable upon exercise of this option were identical to those offered by Lottery.com. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Business Combination resulting in a charge directly to stockholders’ equity. As of December 31, 2023 all of the 87,500 Units have been forfeit.

Common Stock Warrants

The Company did not issue any warrants during the years ended December 31, 2023 and 2022. All 24,415 outstanding warrants are fully vested and have a weighted average remaining contractual life of 2.7 years. The Company did not incur any expense for the year ended December 31, 2023 and 2022.

Weighted
		Weighted	Average
	Number of Shares	Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	24,415	$0.11	1.8	$1,200,387
Granted	-	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at March 31, 2024	24,415	0.11	1.6	1,200,387

Beneficial Conversion Feature - Convertible Debt

As detailed in Note 9 - Notes Payable and Convertible Debt, the Company has issued two series of convertible debt. Both issuances resulted in the recognition of the beneficial conversion features contained within both of the instruments. The Company recognized the proceeds allocable to the beneficial conversion feature of $8,480,697 as additional paid in capital and a corresponding debt discount of $2,795,000. This additional paid in capital is reflected in the accompanying consolidated Statements of Equity.

Earnout Shares

As detailed in Note 3 - as part of the TDAC Combination as of December 31, 2021 a total of 5,000,000 Earnout Shares were eligible for issuance until December 31, 2022. Conditions for the earnout were not met and the potential earnout shares were forfeited on December 31, 2022.

Note 11. Stock-based Compensation

Expense 2015 Stock Option Plan

Prior to the closing of the Business Combination, AutoLotto had the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (the “2015 Plan”) in place. Under the 2015 Plan, incentive stock options may be granted at a price not less than fair market value of the common stock (110% of fair value to holders of 10% or more of voting stock). If the Common Stock is at the time of grant listed on any Stock Exchange, then the Fair Market Value shall be the closing selling price per share of Common Stock on the date in question on the Stock Exchange, as such price is officially quoted in the composite tape of transactions on such exchange and published in The Wall Street Journal. If there is no closing selling price for the Common Stock on the date in question, then the Fair Market Value shall be the closing selling price on the last preceding date for which such quotation exists. If the Common Stock is at the time neither listed on any Stock Exchange, then the Fair Market Value shall be determined by the Board of Directors or the Committee acting in its capacity as administrator of the Plan after taking into account such factors as the Plan Administrator shall deem appropriate. The maximum number of shares of Common Stock which may be issued over the term of the Plan shall not exceed Twenty-Two Thousand Five Hundred (22,500). Options are exercisable over periods not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of voting stock) from the date of grant. Shares of Common Stock issued under the Stock Issuance Program may, in the discretion of the Plan Administrator, be fully and immediately vested upon issuance or may vest in one or more instalments over the Participant’s period of Service or upon attainment of specified performance objectives. The Plan Administrator may not impose a vesting schedule upon any option grant or the shares of Common Stock subject to that option which is more restrictive than twenty percent (20%) per year vesting, with the initial vesting to occur not later than one (1) year after the option grant date. However, such limitation shall not be applicable to any option grants made to individuals who are officers of the Corporation, non-employee Board members or independent consultants.

2021 Equity Incentive Plan

In connection with the Business Combination, our board of directors adopted, and our stockholders approved, the Lottery.com 2021 Incentive Award Plan (the “2021 Plan”) under which 616,518 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 by a number of shares of Company common stock equal to five percent (5%) of the total outstanding shares of Company common stock on the last day of the prior calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no such increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Company common stock than would otherwise occur pursuant to the preceding sentence. As of December 31, 2023, the Company has not granted awards under the 2021 Plan.

Stock Options

The Company did not issue any new stock options during the quarter ended March 31, 2024. The following table shows stock option activity for the years ended December 31, 2023 and quarter ended March 31, 2024:

Weighted
				Weighted	Average
	Shares Available for Grant	Outstanding Stock Awards	Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	10,455	17,283	$8.20	3.2	$944,544
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-
Outstanding at March 31, 2024	10,455	17,283	$8.20	3.2	$944,544

Restricted awards

The Company awarded restricted stock to employees on October 28, 2021, which were granted with various vesting terms including immediate vesting, service-based vesting, and performance-based vesting. In accordance with ASC 718, the Company has classified the restricted stock as equity.

For employee issuances, the measurement date is the date of grant, and the Company recognizes compensation expense for the grant of the restricted shares, over the service period for the restricted shares that vest over a period of multiple years and for performance-based vesting awards, the Company recognizes the expense when management believes it is probable the performance condition will be achieved. As of December 31, 2021, the Company had granted 191,622 shares with vesting to begin April 2022. For the year ended December 31, 2022, the Company recognized $27,137,991 of stock compensation expense related to the employee restricted stock grants. As of December 31, 2023, unrecognized stock-based compensation associated with the restricted stock awards is $0.

During the quarter, the Company awarded 3,101,277 restricted shares of stock to directors, employees, and key consultants. A portion of the shares granted to directors and key consultants offset previously accrued compensation.

The Company had restricted stock activity summarized as follows:

Weighted
Average
Number of	Grant
Shares	Fair Value

	Number of	Weighted Average Grant
	Shares	Fair Value
Outstanding at December 31, 2023	191,622	$2.91
Granted	3,101,277	1.62
Vested	3,101,277	1.62
Forfeited/cancelled	-	-
Restricted shares unvested at March 31, 2024	-	$-

Note 12. Income Taxes

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

Note 13. Commitments and Contingencies

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

Digital Securities

In 2018, the Company commenced a sale offering and issuance (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of the net raffle revenue of LDC Crypto Universal Public Company Limited (“LDC”). The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of LDC or the Company nor do they otherwise hold any rights that a holder of equity securities of LDC or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net raffle revenue. If the net raffle revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any raffle sweepstakes of LDC for such period. For the years ended December 31, 2023 and December 31, 2022, the company did not incur any obligations to the holders of the outstanding Digital Securities. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company did not satisfy any of those obligations during the three months ended March 31, 2024 or the years ended December 31, 2023, 2022, or 2021.

Leases

The Company leased office space in Spicewood, Texas which expired January 31, 2024 and has continued to utilize that facility on a month to month basis with monthly rent of $1,669 per month. Additionally, the Company has leased retail space in Waco , TX which expires on December 31, 2024 with monthly rent of $2,434. For the year ended December 31, 2023, the Company’s total rent expense was approximately $61,960.

As of March 31, 2024, future minimum rent payments due under non-cancellable leases with initial are as follows:

Years ending December 31,	Amount
2024	21,907
Thereafter	-
$21,907

Litigation and Other Loss Contingencies

As of March 31, 2024, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Part II, Item 1 for additional information.

Note 14. Related Party Transactions

The Company has entered into transactions with related parties. The Company regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with nonrelated parties.

During the year ended December 31, 2020, the Company entered into borrowing arrangements with the individual founders to provide operating cash flow for the Company. The Company paid $4,700 during 2021 and the outstanding balance was $13,000 on December 31, 2023 and December 31, 2022.

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

In January 2023, Woodford Eurasia Assets, Ltd. signed a letter of intent to acquire Master Goblin. Such letter of intent would give Woodford the right to appoint a director to the Board of Directors of the Company. As of the date of this Report, no definitive documentation for this transaction has been signed.

The Company paid Master Goblin an aggregate of approximately $53,000 and $440,000, including expense reimbursements under the Service Agreement and additional reimbursable expenses, during the years ended December 31, 2023 and 2022, respectively. In January of 2023, the company paid $53,000 to Master Goblin Games for settlement of outstanding obligations of $316,919 and the parties mutually agreed to terminate the business relationship.

Note 16. Subsequent Events

On April 1, 2024, Lottery.com resumed its sweepstakes offerings through its partnership with the WinTogether.org foundation (DBA: DonateTo.Win). The initial sweepstakes will be active until at least September 30,2024.

On April 22, 2024, the Company, by and through its outside legal counsel, issued a cease and desist notice to PR Fire Limited, a U.K. based firm and Mr. Samuel Allcock, its CEO, in relation to unlawful attempts to manipulate the public markets by disseminating false and misleading statements about the Company, its current officers and directors in certain articles caused to be published by PR Fire Limited.  The Company’s outside legal counsel reported the matter to the proper authorities.

On April 24, 2024, the Company, by and through its outside legal counsel, issued a cease and desist notice to certain individuals and entities in participation with a common scheme and acting in concert to cause financial harm to the Company by privately and publicly disseminating false and misleading statements about the Company, its current officers and directors.  The Company’s outside legal counsel reported the matter to the proper authorities.

On April 29, 2024, the Board of Directors of the Company approved the addition of Mr. Warren Macal as a member of the Company’s Board of Directors. Macal’s nomination follows the December 2023 $18 million investment commitment from Prosperity Investment Management subject to due diligence.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the related notes appearing elsewhere in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those expressed or implied in such forward- looking statements as a result of various factors, including those set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included herein and the sections entitled “Risk Factors” included in this Report and in our Annual Report on Form 10-K/A for the year ended December 31, 2023 (our “Annual Report”).

Overview

During FY 2023, the Company addressed legacy issues while successfully regaining full compliance with Nasdaq’s continued listing rules and restarting operations in order to stage Lottery.com for growth during 2024. The cornerstone of the Company’s operational progress for 2024 will be driven by technology, product and service/capability enhancements.

This Amended Report is reflective of the Company’s commitment to transparency, integrity, and responsible corporate governance. The investment commitments from United Investments Capital London, Univest Securities LLC, and Prosperity Investment Management outlined in this report are evidence of investor belief in Management’s capability to resume core lottery and gaming operations, monetize the Sports.com brand, and expand all the Company’s brand across the globe.

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

On July 20, 2022, Armanino LLP (“Armanino”), the Company’s registered independent public accountant for the fiscal years ended December 31, 2021 and 2020, advised the Company that its audited financial statements for the year ended December 31, 2021 (the “2021 Audit”) and the unaudited financial statements for the quarter ended March 31, 2022 (the “March 2022 Financials”), should no longer be relied upon. Armanino advised that it had determined, subsequent to the 2021 Audit and review of the March 2022 Financials, that the Company had entered into a line of credit in January 2022 that was not disclosed in the footnotes to the 2021 Audit and was not properly recorded in the March 2022 Financials.

On July 28, 2022, the Board determined that the Company did not have sufficient financial resources to fund its operations or pay certain existing obligations, including its payroll and related obligations, due to a significant misstatement of our cash balances.

The following day, on July 29, 2022, the Company effectively ceased operations (the “Operational Cessation”), when it furloughed the majority of its employees and generally suspended its lottery game sales. The Company’s remaining employees were retained at the discretion of the Company’s then Chief Operating Officer and Chief Legal Officer were to provide the minimal business functions needed to address the Company’s legal and compliance issues and to secure necessary funding to resume the Company’s operations. Less than twenty percent of these non-furloughed employees remain active in the efforts to restore Company operations and as of December 31, 2023, approximately $3.85 million in outstanding payroll and $1.0 million in outstanding director compensation obligations was unpaid.

On September 27, 2022, Armanino resigned as the independent registered public accounting firm of the Company, effective immediately and subsequently, on October 7, 2022, the Audit Committee approved the engagement of Yusufali & Associates, LLC, (“Yusufali”) as the Company’s new independent registered public accounting firm.

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core businesses (as described in more detail under “- Plans for Recommencement of Company Operations” below), and completing and filing the following (i) the restatements of the Company’s 2021 Audit and March 2022 Financials and preparing and filing the Company’s delinquent periodic reports, including Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, which the Company filed on May 10, 2023: (ii) Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022, which the Company filed on May 15, 2023; (iii) the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30, 2022 and September 30, 2022, which the Company filed on May 22 and 24, 2023, respectively; (iv) the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, (v) the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023; (vi) the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023; (vii) the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023; and (vii) this Report.

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

On June 8, 2023, the Panel notified the Company that it had determined to reverse its prior decision and grant the Company’s request for continued listing subject to the Company’s timely compliance with a number of conditions ultimately expiring on August 17, 2023, on which date the Company must satisfy all applicable criteria for continued listing on Nasdaq (the “June 8th Decision”). As a result of the foregoing, the suspension from trading ceased and the Company’s securities were reinstated for trading on Nasdaq effective with the open of the market on June 15, 2023. See “Risk Factors - Risks Related to Our Common Stock and Warrants – Although we are currently in full compliance with the continued listing standards of Nasdaq. However, we may not be able to remain in full compliance with Nasdaq’s continued listing standards in the future” for more information.

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

If at any time during the compliance period the Company’s MVPHS closes at $5,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed . The company received such notification from Nasdaq on April 10, 2024 and the matter was closed.

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

AutoLotto $30,000,000 Business Loan

On January 4, 2022, AutoLotto entered into a Business Loan Agreement (the “Business Loan”) with bank prov, pursuant to which the Company borrowed $30,000,000 from bank prov, which was evidenced by a $30,000,000 Promissory Note. The Promissory Note accrued interest at the rate of 2.750% per annum (7.750% upon the occurrence of an event of default) and had a maturity date of January 4, 2024. Monthly interest payments were due under the Promissory Note beginning February 4, 2022. The Promissory Note could be repaid at any time without penalty. The Promissory Note included customary events of default for a debt obligation of the size of the Promissory Note. The Business Loan included representations and warranties of AutoLotto and covenants (both positive and negative) which were customary for a transaction of this nature and size, including rights to set off. Upon the occurrence of an event of default, Provident could declare the entire amount owed immediately due and payable. We were required to pay a 1% commitment fee at the time of our entry into the Business Loan, and another 1% annual loan fee would have been due on the first anniversary thereof.

In accordance with the terms of the Business Loan, upon entering into the agreement, $30,000,000 in a separate account with bank prov was pledged as security for the amount outstanding under the loan (“Collateral Security”). The $30,000,000 Collateral Security became restricted and remained restricted until October 12, 2022, when AutoLotto defaulted on its obligations under the Business Loan and bank prov foreclosed on the $30,000,000 of Collateral Security. The Collateral Security, which was in the form of restricted cash, was presented as a contingent liability on the Company’s balance sheet from March 31, 2022 until the obligation was satisfied in October of 2022. See our consolidated financial statements for additional information.

Loan Agreement with Woodford

On December 7, 2022, the Company entered into a loan agreement with Woodford Eurasia Assets, Ltd. (“Woodford”), (the “Woodford Loan Agreement”), pursuant to which Woodford agreed to provide the Company with up to $52.5 million, subject to certain conditions and requirements. Pursuant to such Woodford Loan Agreement the Company received $798,351 by December 31, 2023. Woodford failed to meet its obligations under the Woodford Loan Agreement and the Company removed itself from any further obligation under Agreement or association with Woodford. Woodford subsequently filed a complaint in the High Court of Justice in London chancery Division. October 16, 2023, The High Court of Justice in London Chancery Division (“the Court”) dismissed an application for injunctive relief initiated by Woodford against the Company. (Case: FL-2023-000023. Woodford Eurasia Assets Limited v Lottery.com Inc.) The Court characterized Woodford’s application as “fundamentally misconceived” and ordered Woodford to pay the Company’s legal costs. Woodford subsequently, on the Judges’ recommendation, withdrew the proceedings.

Woodford filed an additional  action in the United States District Court for the District of Delaware on November 16, 2023 in Case No. 23-1317-GBW seeking a temporary restraining order, preliminary injunction and expedited discovery against Lottery.com and its directors. The Court entered an order the next day denying the relief sought by Woodford. On February 14, 2024, Woodford filed a Notice of Voluntary Dismissal Without Prejudice, which stated that Woodford provides notice of dismissal of all claims without prejudice against Defendants Lotttery.com and its directors.

With the dismissal of this lawsuit by Woodford, no further action is required by Lottery.com or its directors at this time. The Company is determining its next course of action in resolving any further matters regarding Woodford.

Amounts borrowed pursuant to the Woodford Loan Agreement are convertible, at Woodford’s option, into shares  of the Company’s common stock, par value $0.001 per share (the “common stock”), beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of common stock within 10 business days of the date of the Loan Agreement (which was equal to $5.60 per share after the 1:20 reverse split which occurred on August 9, 2023), subject to a 4.99% beneficial ownership limitation which can be waived on 60 days notice and a separate limitation preventing Woodford from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining shareholder approval for such issuance above this amount.

Proceeds of the loans can only be used by the Company to restart its operations and for general corporate purposes agreed to by Woodford.

The Woodford Loan Agreement includes confidentiality obligations, representations, warranties, covenants, and events of default, all of which are customary for a transaction of this size and nature.

The Company also agreed to grant warrants to purchase shares of common stock to Woodford (the “Woodford Warrants”) in an amount equal to 15% of the Company’s 50,925,271 then issued and outstanding shares of common stock (the quantity of stock then issued and outstanding prior to the 1:20 reverse stock split of August 9, 2023). Each Woodford Warrant has an exercise price equal to the average of the closing price of the Company’s common stock for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to an exercise price of $5.60 per share after the 1:20 reverse split that occurred on August 9, 2023. In the event the Company fails to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount (i.e., will equal $4.20 per share).

In connection with our entry into the Woodford Loan Agreement, the Company also entered into a Loan Agreement Deed, Debenture Deed and Securitization, with Woodford (the “Security Agreement”), which provides Woodford with a first floating charge security interest over all present and future assets of the Company in order to secure the repayment of amounts owed under the Woodford Loan Agreement.

On June 12, 2023, the Company entered into an amendment of the Woodford Loan Agreement with Woodford (the “Woodford Loan Agreement Amendment”), which provides that Woodford shall henceforth be able to convert, in whole or in part, the outstanding balance of its loan into the conversion shares at a conversion price that represents a further 25% discount to the original conversion price of 20%. The validity and application of the Woodford Loan Agreement Amendment is disputed by the Company.

Despite requests from the Company, Woodford has repeatedly amongst other things: failed to prove the amounts borrowed by the Company or claimed to have been advanced by Woodford to the Company; failed to indicate if it would accept accelerated payment of those verified amounts; failed to provide an anti-money laundering acceptable account to which payment could be made by the Company and failed to explain failure to respond to requests for other funding to be accepted in the context of the Woodford Loan Agreement; failed to respond to requests for funding under the accordion facility of the Woodford Loan Agreement; and failed to respond to allegations of money laundering and conspiracy to defraud the Company and others.

Loan Agreement with United Capital Investments London Limited

The Company entered into a credit facility (the “UCIL Credit Facility”), which is represented by a loan agreement, which was initially entered into on July 26, 2023, and was amended and restated on August 8, 2023, and subsequently amended on August 18, 2023 (as so amended, the “UCIL Loan Agreement”). The UCIL Loan Agreement is with United Capital Investments London Limited (“UCIL”), an entity in which each of Matthew McGahan, the Company’s Chief Executive Officer and Chair of the Company’s Board, and Barney Battles, a member of the Board, have a direct or indirect interest. The decision by the Company to enter into the UCIL Loan Agreement followed an acknowledgment by the Company that it had not received the requisite funding on a timely basis that it expected from Woodford, despite the Company making several requests to Woodford for said funding under the Woodford Loan Agreement. Moreover, the Board of Directors determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement with UCIL, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. Neither McGahan or Battles participated in the vote on the UCIL agreement to ensure proper independence and correct corporate governance. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued, and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the Woodford Loan Agreement. Given the uncertainty of the continued financing under the Woodford Loan Agreement, the Board of Directors sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement.

Placement Agent Agreement with Univest Securities, LLC

As reported on form 8-K filed with the SEC on February 6, 2024, on December 6, 2023 , the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Univest Securities, LLC (the “Placement Agent”), whereby the Placement Agent agreed to act as placement agent in connection with the Company’s offering (“Offering”) of units (“Units”) up to $1,000,000; each Unit consisting of a convertible promissory note (each, a “Convertible Note” or collectively, the “Convertible Notes”), and a common stock purchase warrant (each, a “Warrant”, or collectively, the “Warrants”) to purchase shares of common stock of the Company, par value $0.001 per share (the “Common Stock”) which include specific registration rights (“Registration Rights”), directly to one or more investors (each, an “Investor” and, collectively, the “Investors”) through the Placement Agent.

On February 1, 2024, the parties agreed to increase the offering amount from $1,000,000 to $5,000,000. All other terms and conditions of the offering remain the same. The Securities shall be offered and sold pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”).

Business Combination

On October 29, 2021, we, as AutoLotto, Inc. (“AutoLotto”), consummated the Business Combination with Trident Acquisitions Corp. (“TDAC” and after the Business Combination described herein, the “Company”), pursuant to the terms of that certain Business Combination Agreement, dated as of February 21, 2021 (the “Business Combination Agreement”), by and among TDAC, Trident Merger Sub II Corp., a wholly-owned subsidiary of TDAC (“Merger Sub”) and AutoLotto. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into AutoLotto with AutoLotto surviving the merger as a wholly owned subsidiary of TDAC, which was renamed “Lottery.com Inc.” The aggregate value of the consideration paid by TDAC to the holders of AutoLotto common stock in the Business Combination (excluding shares that may be issued to former AutoLotto stockholders (the “Sellers”) as earnout consideration) was approximately $440 million, consisting of approximately 2,000,000 shares of common stock valued at $220.00 per share. In addition, each Seller shall receive its pro rata portion of 150,000 Seller Earnout Shares and each Founder Holder shall receive one-third of 100,000 Founder Holders Earnout Shares, subject to adjustments in the normal course of business.

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

International Expansion

In June 2021, we closed the acquisition of Global Gaming, which holds 80% of the equity of each of Aganar and JuegaLotto. Aganar operates in the licensed Online Lottery market in Mexico and is licensed to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license. JuegaLotto is licensed by Mexico authorities to commercialize international lottery games in Mexico through an authorized gaming portal and to commercialize games of chance in other countries throughout Latin America. As of the date of this Report, according to Statista, the estimated size of the Latin American lottery market is $.68 billion with a compound annual growth rate projected at 6.05% through 2028. Furthermore, it is projected that there will be 3,000,000 online lottery players in the South American lottery market alone by 2028. Based on these projections, we believe these acquisitions will provide opportunities for growth of our international operations throughout Mexico and Latin America as we expand our portfolio of products and expose our existing products to new markets.

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

The WinTogether platform continued operating after the Operational Cessation, until all sweepstakes campaigns were completed, and all prizes awarded. On March 29, 2023, the board of directors of WinTogether voted to suspend its relationship with the Company. The suspension of the relationship was rescinded by the WinTogether board on November 16, 2023

Current Operations

Despite the Operational Cessation, the Company’s subsidiaries have continued to operate under the direction of the leadership teams that were in place prior to the Company’s acquisition of such companies. While the operational activities of these subsidiaries vary, from the Operational Cessation through the date of this Report, each of TinBu, Aganar and JuegaLotto has decreased its expenses and has had its revenue remain relatively consistent or decrease slightly from pre-Operational Cessation levels.

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

Nook Holdings, LTD

On September 28, 2023, the company entered into Stock Purchase Agreement with the shareholders of Nook Holdings Limited (“Nook”), a private limited company incorporated and registered in the Abu Dhabi Global Market, Abu Dhabi, United Arab Emirates (“UAE”). The total purchase price is approximately $2.314 million. The Company made three payments totaling $137,500 in the fourth quarter and anticipates the transaction closing by June 30, 2024 or as otherwise agreed by the parties. Nook is known for its innovative approach to co-working in Dubai and has procured 200 licenses for individuals and companies in the sports, health and wellness sector seeking access to Dubai and the broader Middle Eastern market. With its exclusive partnership with the Dubai Multi-Commodities Centre Free Zone (DMCC), Nook offers a wide range of services, including business setup support, insurance, VAT registration, and networking opportunities for like-minded sports entrepreneurs. As part of the acquisition, Nook will be rebranded under the Sports.com umbrella.

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

As reported on form 8-K filed with the SEC on February 9, 2024, on February 5, 2024, the Company entered into a Memorandum of Understanding (the “MOU”) with WA Technology Group Limited (“WATG”), whereby the Company has agreed to pay WATG a total of $500,000 US dollars in restricted common stock at a price of $3.00 per share. A second payment by Lottery.com to WATG shall be due in five years and 2 months from the date of the definitive agreement to be signed by the parties at a later date. The total consideration for the second payment is the equivalent of $500,000 US dollars in restricted common stock at market value on the date the second payment is due. In addition, the Company will nominate an individual (at a later date) from WATG to act as a dedicated consultant to the Company for the purpose of expanding its brand, ticket sales and global operations. In exchange, the Company shall own a non-exclusive perpetual single use license for WATG’s Lottery Player & Account Management Software (“PAM”) and WATG shall provide its full spectrum of iGaming solutions to the Company to manage its global growth strategy. The parties shall co-operate and collaborate with one another’s businesses and shall enter a more definitive agreement at a later date. Not a subsequent event for Q1 which ended March 31, 2024

As reported on form 8-K filed with the SEC on February 21, 2024, on February 15, 2024, the Company entered into a Memorandum of Understanding (the “MOU”) with S&MI Ltd. (“SportLocker.com”), whereby it agreed to pay the shareholders of S&MI Ltd. a total of $1,000,000 in restricted common stock at a valuation of $3.00 per share. The first payment of $150,000 in restricted common stock (50,000 shares) of the Company is due and payable not later than June 15, 2024. The remaining payments in restricted common stock to the shareholders of S&MI Ltd. by the Company will be made as follows: (i) a second payment of $212,500 (70,833 shares) due on or before August 14, 2024; (ii) a third payment, of $212,500 (70,833 shares) due on or before November 12, 2024; (iii) a fourth payment of $212,500 (70,833 shares) due on or before February 10, 2025; and (vi) a final and fifth payment of $212,500 (70,834 shares) due on or before May 16, 2025. The terms and conditions set forth in the MOU shall be incorporated into a definitive agreement to be entered into by the parties with a Closing Date on or before June 30, 2024 or as otherwise agreed to by the parties.

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

On March 7, 2024, Sports.com, a wholly-owned subsidiary of the Company, announced by press release that it has launched the “Sports.com App”. The App (which is available for download for free from all major app stores) connects sports content with audiences worldwide. By uniting a diverse community of sports enthusiasts across various genres, demographics, and countries, Sports.com plans to eliminate multiple cultural barriers and foster a global sports community. Not a subsequent event for Q1 which ended March 31, 2024

On March 28, 2024, Sports.com, a wholly-owned subsidiary of the Company, announced by press release that it has obtained the rights to live stream the March 31, 2024 heavyweight title fight between Frazier Clarke and Fabio Wardley. The live stream was available to view for free for millions of sports fans in Africa, via the Sports.com website. Not a subsequent event for Q1 which ended March 31, 2024

The live streaming event is the result of a partnership between Sports.com, BOXXER, the fast-growing UK boxing promotional company, and Sky Sports in the UK and Ireland. Sports.com had entered into an agreement with BOXXER to provide live coverage through the Sports.com platform in Africa, via local telecom partners such as Vodacom, which will provide free access to millions of viewers.

This partnership underscores Sports.com’s commitment to bringing inclusivity, innovation, and entertainment to sports. To view the live streaming event on Sports.com, African-based sports fans were able to sign up via local mobile operators to watch the fight on the Sports.com platform. Sports.com’s strategic intent is to provide more such content to sports fans in underserved markets including those in the Middle East and Africa.

Lottery.com and WA Technology Group

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

Plans for Recommencement of Company Operations

As noted above, since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused on restarting certain of its core businesses. The Company has developed a three-phase plan to recommence its operations, which plan is outlined below.

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

As of the date of this Report, the current estimated cash balance of the Company and subsidiaries is approximately $36,799. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to resume its core operations.

As of the date of this Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Report, we are in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”). See, “Risk Factors - Risks Related to Our Common Stock and Warrants – Although we are not currently in full compliance with the continued listing standards of Nasdaq, we may not be able to remain in full compliance with Nasdaq’s continued listing standards in the future.” Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls. Also, the Company plans to overhaul its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

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

There can be no assurance that we will have sufficient capital to support our operations and pay expenses, repay our debt, or that additional funds will be available on favorable terms, if at all. We may not be able to restart our operations or generate sufficient funding to support such operations in the future. The Company’s ability to continue its current operations, prepare and refile deficient and restated reports, and restart its prior operations, is dependent upon obtaining new financing. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. There can be no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Components of Our Results of Operations (Prior to the Operational Cessation)

Our Revenue

Revenue from B2C Platform. Our revenue is the retail value of the acquired lottery game and the service fee charged to the user, which we impose on each lottery game purchased from our B2C Platform. The amount of the service fee is based upon several factors, including the retail value of the lottery game purchased by a user, the number of lottery games purchased by a user, and whether such user is located within the U.S. or internationally. Currently, in the U.S, the minimum service fee is $0.50 for the purchase of a $1 lottery game and $1 for the purchase of a $2 lottery game; the service fee for additional lottery games purchased in the same transaction is 6% of the face value of all lottery games purchased. For example, the service fee for the purchase of five $2 tickets is $1.60, comprised of the $1 base service fee, plus 6% of the aggregate value of the face value of all lottery games purchased. The Company did not operate its B2C platform in 2023.

Internationally, B2C sales in jurisdictions where we do not have direct or indirect authority generate an immaterial amount of revenue, and we are assessing our operations in these jurisdictions. As discussed above, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational by mid-year 2024.

Revenue from B2B API. Together with our third-party commercial partner(s), we agree on the amount of the technology usage fee to be imposed on the sale of each lottery game purchased through the B2B API, if any, together with a service fee to be charged to the user; we receive up to 50% of the net revenues from such technology usage fee and service fee pursuant to our commercial agreement with each commercial partner. As discussed above, following the Operational Cessation, our B2B API Platform resumed limited operations in April 2023.

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

General and Administrative. General and administrative expenses include marketing and advertising expenses, office and facilities lease payments, travel expenses, bank fees, software dues and subscriptions, expensed research and development (“R&D”) costs and other fees and expenses.

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

Introduction of a new gaming platform. We developed a proprietary, blockchain-enabled gaming platform, which we named Project Nexus. Project Nexus is designed to handle high levels of user traffic and transaction volume, while maintaining expediency, security, and reliability in (i) the processing of lottery game sales, (ii) fulfillment of retail requirements of the B2C Platform, (iii) the administrative and back-office functionality required by our B2B API, and (iv) the requirements of our claims and redemption process. We expect to utilize this platform to launch new products, including any proprietary products we may introduce. The introduction of new technology like Project Nexus is subject to risks including, among other things, implementation delays, issues successfully integrating the technology into our solutions, or the possibility that the technology does not produce the expected benefits.

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

Beyond the next 12 months, the Company plans to continue to expand in domestic and international operations. The Moreover, the Company plans to enhance its mobile application to include pool plays, ticket subscriptions, loyalty programs and various gamification modules.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and March 31, 2023, respectively.

	March 31,
	2024	2023	$ Change	% Change

Revenue	$285,523	$620,229	(425,954)	-60%
Cost of revenue	72,171	35,147	199,094	73%
Gross profit	213,352	585,082	(226,960)	-52%

Operating expenses:
Personnel costs	1,289,893	1,257,434	(8,116)	-%
Professional fees	400,837	739,928	(1,685,061)	-81%
General and administrative	255,441	337,328	(1,411,041)	-85%
Depreciation and amortization	1,421,269	1,405,480	(56,973)	-4%
Total operating expenses	3,367,440	3,740,170	(3,161,191)	-48%
Loss from operations	(3,154,088)	$(3,155,088)	2,934,331	-45%

Other expenses
Interest expense	243,424	23	(243,862)	-%
Other (income) expense	3,105	58,871	1,904	-38%
Total other expenses, net	246,529	58,894	(241,958)	-%

Net loss before income tax	$(3,400,617)	$(3,213,982)	9,444,045	155%
Income tax expense (benefit)	-	-	-	-%
Net loss	(3,400,617)	(3,213,982	9,444,045	155%

Revenue

Revenue. Revenue for the three months ended March 31, 2024 was $285,000, a decrease of $426,000, or 60%, compared to revenue of $711,000 for the three months ended March 31, 2023. The revenue decrease is attributed to the waterfall impact of the Operational Cessation on the Company’s subsidiaries which has impaired their ability to invest in customer acquisition and other growth initiatives.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the three months ended March 31, 2024 was $84,000, an increase of $49,000, or 138%, compared to cost of revenue of $35,000 for the three months ended March 31, 2023. The increase in cost of revenue was driven by the increase in the revenue from higher cost products sold as compared to the first quarter of 2023.

Gross Profit. Gross profit for the three months ended March 31, 2024 was $213,000 compared to $440,000 for the three months ended March 31, 2023, a decrease of $227,000, or 52%. This decrease was primarily due to lower revenue in the first quarter of 2024 as compared to the same period in 2023.

Operating Costs and Expenses.

For the three months Ended March 31, 2024 and 2023

	March 31,
	2024	2023	$ Change	% Change

Operating expenses:
Personnel costs	1,289,893	1,257,434	(8,116)	-%
Professional fees	400,837	739,928	(1,685,061)	-81%
General and administrative	255,441	739,928	(1,411,041)	-85%
Depreciation and amortization	1,421,269	1,405,480	(56,973)	-4%
Total operating expenses	3,367,440	3,740,170	(3,210,753)	-48%
Loss from operations	(3,104,526)	$(3,155,088)	2,983,893	-45%

Operating expenses for the three months ended March 31, 2024 were $3.3 million, a decrease of $3.2 million, or 49%, compared to $6.5 million for the three months ended March 31, 2023. The reduction was primarily driven by decreases of $1.7 million in professional fees accompanied by a decrease of in general and administrative expenses of $1.4 million. Reasons for these decreases are described below.

Personnel Costs. Personnel costs were essentially the same for the three months ended March 31, 2024, and the three months ended March 31, 2023.

Professional Fees. Professional fees decreased by $1.7 million or 81%, from $2.1 million for the three months ended March 31, 2024 to $401 thousand for the three months ended March 31, 2023. The decrease was primarily due to lower expenditures for legal expenses [$1.4 million lower] research and development [$178,000 lower] and accounting [$100,000 lower] in the first quarter of 2024 as compared with the prior year.

General and Administrative. General and administrative expenses decreased $1.4 million, or 85%, from $1.7 million for the three months ended March 31, 2024 to $255,000 for the three months ended March 31, 2023. The primary reason for the decrease was significantly lower expenses for business insurance [$837,000 lower] and marketing [$161,000 lower] in the third quarter of 2023. Additionally an expense of $412,500 was recorded for the impairment of an intangible asset that had been recorded for a software application, which was being developed for a use with a partner, that the company determined would not be completed or put into its intended purpose as the relationship with that partner ended in the third quarter of 2022.

Depreciation and Amortization. Depreciation and amortization decreased $57,000, or 4%, from $1.48 million for the three months ended March 31, 2024 to $1.42 million for the three months ended March 31, 2023. The decrease was primarily driven by a decrease in depreciation expense for the third quarter of 2023 as compared with the same quarter for 2022 because certain fixed assets became fully depreciated earlier in 2023.

Other (Income) Expense, Net.

For the three months Ended March 31, 2024 and 2023

	March 31,
	2024	2023	$ Change	% Change

Other expenses
Interest expense	243,424	23	(243,862)	-%
Other (income) expense	3,105	58,871	1,904	-38%
Total other expenses, net	246,529	58,894	(241,958)	-%

Interest Expense. Interest expense for the three months ended March 31, 2024 was $244,000 vs interest income of 0.5 thousand for 2023, an increase of $244,000. The increase was driven by accruals of interest on convertible loans received in 2023 from Woodford and UCIL and an accrual recorded to correct interest accrued on other outstanding Notes.

Other Income. Was essentially the same for the three months ended March 31, 2024 and 2023.

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

As of March 31, 2024, we had $3,270,993 of convertible debt outstanding. A portion of this debt has matured and a portion is in default.

See “-Recent Developments- Loan Agreement with Woodford” and “Loan Agreement with United Capital Investments London Limited” above for additional information.

Cash Flows

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2024, compared to net cash used in operating activities of $968,000 for the three months ended March 31, 2023.

Net cash used in investing activities during the three months ended March 31, 2024 was $0, compared to $1 thousand for the prior year.

Net cash provided by financing activities was $700,000 for the three months ended March 31,2024, compared to net cash provided of $1 million for the three months ended March 31, 2023, which was $300 thousand lower year over year. In the quarter ended March 31, 2024 the Company received funding from Univest and UCIL.

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

Material Weakness in Internal Control Over Financial Reporting compare

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

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

J. Streicher

On July 29, 2022, the Company filed its original Verified Complaint for Breach of Contract and Specific Performance (the “Streicher Complaint”) against J. Streicher Financial, LLC (“Streicher”) in the Court of Chancery of the State of Delaware (the “Chancery Court”), styled AutoLotto, Inc. dba Lottery.com v. J. Streicher Financial, LLC (Case No. 2022-0661-MTZ). In the Streicher Complaint, the Company alleged that Streicher breached the contract entered into by the parties on March 9, 2022 and demanded that Streicher return $16,500,000 it owes to the Company. On September 26, 2022, the Chancery Court entered an order in favor of the Company, Granting with Modifications Company’s Motion for Partial Summary Judgment in the amount of $16,500,000 (the “Streicher Judgment”). On October 27, 2022, the Chancery Court further awarded the Company $397,037 in attorney’s fees (the “Fee Order”). On November 15, 2022, the Company initiated efforts against Streicher to seek collections on the Judgment. On December 8, 2022, the Company’s prior attorney Skadden, Arps, Slate, Meagher & Flom, LLP (“Skadden”) filed its Combined Motion to Withdraw as Counsel and For a Charging Lien in amount of $3,024,201 for legal fees unpaid by Company (“Skadden’s Motion”). On December 30, 2022, the Company filed its response to Skadden’s Motion, alleging that the Chancery Court should deny Skadden’s Motion for a Charging Lien as a matter of law or, in the alternative, limit the charging lien to the amount of the attorneys’ fees awarded by the Fee Order. As of the date of this Report, the Chancery Court has not set Skadden’s Motion for an oral hearing, nor has it entered an order on the motion. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000 and had agreed to make another payment in the amount of $75,000 on February 28, 2023, which it failed to make. The Company intends to fully collect on the Judgment and shall pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied. See “Item 1A. Risk Factors - Legal Proceedings Risks - We may not recover amounts owed to us from J. Streicher Financial, LLC” for further information.

Preston Million Class Action

On August 19, 2022, Preston Million filed a Class Action Complaint (the “Class Action Complaint”) against the Company and certain former officers and directors of the Company in the United States District Court for Southern District of New York (the “SDNY”), styled Preston Million, Individually and on Behalf of All Others Similarly Situated vs. Lottery.com, Inc. f/k/a Trident Acquisitions Corp., Anthony DiMatteo, Matthew Clemenson and Ryan Dickinson (Case No. 1:22-cv-07111-JLR). The Class Action Complaint alleged violations by all defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) 15 U.S.C. §§ 78j(b), 78t(a), as amended by the Private Securities Litigation Reform Act of 1995 (“PSLRA”), U.S.C. § 78u-4 et seq. (collectively “Federal Securities Laws”). On November 18, 2022, the SNDY ordered the appointment of RTD Bros, LLC, Todd Benn, Tom Benn and Tomasz Rzedian (collectively “Lottery Investor Group”) as lead plaintiff and Glancy Prongay & Murray, LLP as lead counsel for plaintiffs and for the class in the case. On December 5, 2022, the Court stipulated a Scheduling Order in the case. On January 12, 2023, the Company’s legal counsel timely filed its Notice of Appearance. On January 31, 2022, plaintiffs filed their Amended Complaint adding Kathryn Lever, Marat Rosenberg, Vadim Komissarov, Thomas Gallagher, Gennadii Butkevych, Ilya Ponomarev as additional defendants in the case. The Amended Complaint alleges, among other things, that defendants made materially false and misleading statements in violation of Section 10(b),14(a) and 20(a) of the Exchange Act and plaintiffs seek compensatory damages, reasonable costs and expenses including counsel fees and expert fees. Pursuant to the Scheduling Order, the Company filed its motion to dismiss the Amended Complaint on April 3, 2023, under the newly consolidated caption and its proposed order to dismiss the matter. Plaintiffs were expected to file their opposition to the motion to dismiss no later than May 18, 2023, which would trigger the Company’s deadline to file its reply brief in support of their motion to dismiss no later than June 20, 2023 . On February 6, 2024, the SDNY granted the Company’s Motion to Dismiss. The Class Action Plaintiffs amended their complaint within the twenty-one day period provided by the judge.

TinBu Complaint

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “TinBu Plaintiffs”) filed its original complaint against Lottery.com, Inc. f/k/a AutoLotto, Inc. and its wholly-owned subsidiary TinBu, LLC (“TinBu”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “TinBu Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. The parties agreed to extend the Company’s and its subsidiary’s deadline to respond until May 1, 2023. On May 2, 2023, the Company and its subsidiary retained local counsel who filed a Notice of Appearance on behalf of the Company and TinBu and filed a Motion for Enlargement requesting the Court to extend its deadline to file its initial response to the Complaint by an additional 30 days (the “Motion for Enlargement”). As of the date of this Report, the Motion for Enlargement has not been set for a hearing .. On May 5, 2023, Plaintiffs filed their Motion for Court Default (“Plaintiffs’ Motion for Default”), despite Company’s Motion for Enlargement. As of the date of this Report, the Plaintiffs’ Motion for Default has not been set for a hearing. The Company intends to oppose Plaintiffs’ Motion for Default. On May 9, 2023, Plaintiffs served Plaintiffs’ First Request for Admissions (the “RFA”) to the Company. On October 13, 2023, the Court granted the Defendants’ Motion to Stay Litigation and Discovery pending a ruling on its Motion to Compel Arbitration. On November 16, 2023, the Court granted Defendants’ Motion to Compel Arbitration in Texas. The TinBu Plaintiffs have appealed the Court’s Order to Compel Arbitration in Texas.

Global Gaming Data

On November 21, 2023, the Company and its wholly owned subsidiary TinBu, LLC (“TinBu”) (Company and TinBu collectively, “Plaintiffs”) filed their First Amended Verified Complaint in Federal Court for the Middle District of Florida (“MDF”) against John J. Brier, Jr. (“Brier”), Bin Tu (“Tu”), and Global Gaming Data, LLC (“GGD”) (collectively, “Defendants”) for violations of the Federal Defend Trade Secrets Act (“DTSA”), the Florida Uniform Trade Secrets Act (“FUTSA”) and the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”), and for breaches of contract and fiduciary duties, including the duty of loyalty, styled Lottery.com, Inc. f/k/a AutoLotto, Inc. and TinBu, LLC v. John J. Brier, Jr., Bin Tu, and Global Gaming Data, LLC (Case No.: 8:23-cv-2594-KKM-TGW) Defendants filed certain counterclaims against Plaintiffs. The Company’s request for a Temporary Restraining Order was denied by the MDF in February 2024.

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

Woodford filed an additional  action in the United States District Court for the District of Delaware on November 16, 2023 in Case No. 23-1317-GBW seeking a temporary restraining order, preliminary injunction and expedited discovery against Lottery.com and its directors. The Court entered an order the next day denying the relief sought by Woodford. On February 14, 2024, Woodford filed a Notice of Voluntary Dismissal Without Prejudice, which stated that Woodford provides notice of dismissal of all claims without prejudice against Defendants Lotttery.com and its directors.

With the dismissal of this lawsuit by Woodford, no further action is required by Lottery.com or its directors at this time. The Company is determining its next course of action in resolving any further matters regarding Woodford.

The validity and application of the Woodford Loan Agreement Amendment is disputed by the Company.

Despite requests from the Company, Woodford has repeatedly amongst other things: failed to prove the amounts borrowed by the Company or claimed to have been advanced by Woodford to the Company; failed to indicate if it would accept accelerated payment of those verified amounts; failed to provide an anti-money laundering acceptable account to which payment could be made by the Company and failed to explain failure to respond to requests for other funding to be accepted in the context of the Woodford Loan Agreement; failed to respond to requests for funding under the accordion facility of the Woodford Loan Agreement; and failed to respond to allegations of money laundering and conspiracy to defraud the Company and others.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amendment and Restatement Agreement in respect of Loan Agreement (Deed), dated as of June 12, 2023, between Lottery.com and Woodford Eurasia Assets Ltd. (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on June 15, 2023).
10.2	Loan Agreement, dated as of July 26, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 1, 2023).
10.3	Amended and Restated Loan Agreement, dated as of August 8, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on August 22, 2023).
10.4	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 24, 2023).
10.6	Lottery.com Inc. 2023 Employees’, Directors’ and Consultant’s Stock Issuance and Option Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 filed by Lottery.com with the SEC on October 11, 2023).
10.40	Lottery.com Inc. 2023 Employees’, Directors’ and Consultant’s Stock Issuance and Option Plan
10.50	Nook Holdings Share Purchase Agreement
10.51	Amendment 1 to Nook Holdings Share Purchase Agreement
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set

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

Dated: May 20, 2024

