Form 10-K/A
period 2023-12-31
Lottery.com Inc.
filed 2024-06-04
CIK 1673481

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 29, 2023, the last business day of the registrant’s most recently completed fourth fiscal quarter, was approximately $7.8 million, calculated by using the closing price of the registrant’s common stock on such date on The Nasdaq Stock Market LLC of $2.71.

As of May 17, 2024, there were 4,780,380 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Lottery.com Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (this “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 3, 2024 (the “Original Report”), to amend and revise the following Items of our Original Report:

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

The only changes to the Original Report are those related to the matters described below and only in the items listed above. Except as described herein, this Amended Report does not modify, amend or update any of the other financial information or other information contained in the Original Report. In addition, in accordance with SEC rules, this Amended Report includes updated certifications from our Chief Executive Officer as Exhibits 31.1 and 32.1. Otherwise, the information contained in this Amended Report is as of the date of the Original Report and does not reflect any information or events occurring after the date of the Original Report. Such subsequent information or events include, among other things, the information and events described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (the “Quarterly Report”), and the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Original Report. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Report, which update and supersede certain information contained in the Original Report and this Amended Report.

The following table presents the impact of the restatements on the Company’s previously reported consolidated balance sheet for the fiscal year ended December 31, 2023. The values as previously reported were derived from the 2023 consolidated financial statements contained in the Company’s previously reported balance sheet as of December 31, 2023, filed in the Original Report.

	Fiscal Year Ended December 31, 2023
	As Previously	Restatement	As
	Reported	Impacts	Restated
ASSETS
Cash	$359,826	$-	$359,826
Accounts receivable	24,241	-	24,241
Prepaid expenses	19,020,159	-	19,020,159
Other current assets	825,948	81,684	907,632
Notes receivable	2,000,000	-	2,000,000
Investments	250,000	-	250,000
Goodwill	12,880,558	(1,653,067)	11,227,491
Intangible assets, net	17,681,874	-	17,681,874
Property and equipment, net	21,309	-	21,309
Other long term assets	12,884,686	-	12,884,686
Total Assets	$65,948,601	$(1,571,383)	$64,377,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade payables	$8,009,534	$(17,732)	$7,991,802
Deferred revenue	357,143	-	357,143
Notes payable – current	6,075,594	(48,925)	6,026,669
Accrued interest	867,236	(8,361)	858,875
Accrued and other expenses	11,519,474	(159,858)	11,359,616
Other liabilities	1,070,233	96,878	1,167,111
Total current liabilities	27,899,214	(137,998)	27,760,648
Total liabilities	27,899,214	(137,998)	27,760,648
Common Stock	2,877	-	2,877
Additional paid in capital	269,690,569	-	269,690,569
Accumulated other comprehensive loss	(144,729)	53,062	(91,667)
Accumulated deficit	(233,759,640)	1,336,566	(235,106,206)
Noncontrolling interest	2,260,310	(139,881)	2,120,429
Total Lottery.com Inc. stockholders’ equity	38,049,387	1,433,385	36,616,002
Total liabilities and stockholders’ equity	$65,948,601	$(1,571,383)	$64,377,218

Management evaluated the quantitative and qualitative impact of these accounting errors in the Company’s previously issued consolidated financial statements included in the Original Report (the “previously issued financial statements”) and concluded that the errors were not material however restating its previously issued financial statements is consistent with the Company’s pledge of transparency.

In addition, the Company re-evaluated the effectiveness of its internal controls over financial reporting and identified remaining control deficiencies associated with the accounting errors, which the Company has concluded represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2023. Accordingly, the Company is filing this Amended Report to reiterate management’s assessment of the Company’s internal control over financial reporting and its disclosure controls and procedures to indicate that they were not fully effective as of December 31, 2023.

During FY 2023, the Company addressed legacy issues while successfully regaining full compliance with Nasdaq’s continued listing rules and restarting operations in order to stage Lottery.com for growth in FY 2024. The cornerstone of the Company’s operational progress for FY 2024 will be driven by technology, product and service/capability enhancements.

This Amended Report is reflective of the Company’s commitment to transparency, integrity, and responsible corporate governance. The investment commitments from United Investments Capital London, including Prosperity Investment Management and others, along with investors placed by Univest Securities LLC, outlined in this Amended Report are evidence of investor belief in Management’s capability to resume core lottery and gaming operations, monetize the Sports.com brand, and expand all the Company’s brands across the globe.

For a more detailed description of these accounting errors and the restatement of the previously issued financial statements, please refer to Note 3 Restatement of Financial Statements, to the consolidated financial statements of the Company included in Item 8 of this Amended Report.

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

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in public filings made with the Securities and Exchange Commission (the “SEC”) by Lottery.com, as well as the following:

●	The findings of the previously disclosed Internal Investigation (as defined herein) and other matters have exposed us to a number of legal proceedings, investigations and inquiries, resulted in significant legal and other expenses, required significant time and attention from our senior management, among other adverse impacts.

●	We and certain of our officers and directors and our former officers are, and may become in the future, the subject of legal proceedings, investigations and inquiries by governmental agencies with respect to the findings of the Internal Investigation and other matters, which could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities against us.

●	We have been named as a defendant in a number of civil lawsuits filed by purchasers of our securities, [including class action lawsuits] that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

●	Matters relating to or arising from the restatement and the Internal Investigation, including adverse publicity and potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

●	In July 2022, the Company furloughed the majority of its employees and suspended its lottery game sales operations after determining that it did not have sufficient financial resources to fund operations or pay certain existing obligations, including payroll and related obligations. As a result, if we are unable to secure funding to restart operations, we may not be able to continue as a going concern.

●	We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available or may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud against the Company, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

●	Our inability to compete for consumer discretionary time and income.

●	Economic events, geopolitical and political and market conditions, and other factors beyond our control.

ii

●	Negative events or media coverage relating to our business, our management and directors, the lottery, lottery games or online gaming or betting.

●	Our inability to attract and retain users, including as a result of failing to appear in Internet search engine results.

●	Our continued ability to use existing, and add new, domain names to promote and increase the value of our brand.

●	Scrutiny by stakeholders with respect to responsible gaming and ethical conduct.

●	Our ability to achieve profitability and growth.

●	Our inability to profitably expand into new markets or capitalize on new gaming and lottery industry trends and changes, such as by developing successful new product offerings.

●	The effectiveness of our marketing efforts in developing and maintaining our brand and reputation.

●	Failure to offer high-quality user support.

●	Adverse impacts to user relationships resulting from disruptions to our information technology.

●	The vulnerability of our information systems to cyberattacks, including an inability to securely maintain personal and other proprietary user information.

●	Our inability to adapt to changes or updates in the Internet, mobile or personal devices, or new technology platforms or network infrastructures.

●	The exposure of our online infrastructure to risks relating to distributed ledger technology.

●	Our inability to comply with complex, ever-changing and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming and lottery industries in the markets that we serve.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or provide software component products for our gaming platforms, product offerings and the processing of user payments and withdrawals on a timely basis.

●	Our inability to maintain successful relationships and/or agreements with lottery organizations and other third-party marketing or service provider affiliates.

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations required for the operation of our business.

●	The effectiveness of our transition and compliance with the regulatory and other requirements of being a public company.

●	Although we are currently in compliance with the continued listing standards of Nasdaq, we have had periods of non-compliance in the past and we may not be able to maintain compliance with Nasdaq’s continued listing standards in the future.

●	Limited liquidity and trading of our securities in the public markets.

●	Our lenders (as defined herein) may not loan us the amounts they agreed to under loan agreements (as defined herein).

●	Our obligations under certain loan agreements are secured by a first priority security interest in substantially all of our assets and if we were to default, they could force us to curtail or abandon our business plans and operations.

●	The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford, UCIL, or investors placed by Univest (as defined herein) under each’s respective loan agreements may depress the market price of our common stock and cause substantial dilution.

●	We currently owe a significant amount of money under our loan agreements, which we may not be able to repay on each agreement’s terms and conditions.

●	Other factors described in this Amended Report under the heading “Item 1A. Risk Factors.”

The risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Amended Report describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to Lottery.com or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Lottery.com Inc. undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law and regulation.

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

On July 6, 2022, the Company announced that the Audit Committee (the “Audit Committee”) of the board of directors of the Company (the “Board”) had retained outside counsel to conduct an independent investigation that revealed instances of non-compliance with state and federal laws concerning the states in which lottery tickets were procured as well as order fulfillment. The investigation also identified issues pertaining to the Company’s internal accounting controls (the “Internal Investigation”). Following a report on the filings of the Internal Investigation, effective July 1, 2022, the Board terminated the employment of Ryan Dickinson as the Company’s President, Treasurer and Chief Financial Officer. Subsequently, the Company initiated a review of its cash balances and related disclosures as well as its revenue recognition processes and other internal accounting controls.

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

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core businesses (as described in more detail under “Plans for Recommencement of Company Operations” below), completing the restatements of the Company’s 2021 Audit and March 2022 Financials and preparing and filing the Company’s delinquent periodic reports, including Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, which the Company filed on May 10, 2023, Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022, which the Company filed on May 15, 2023, the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30, 2022 and September 30, 2022, which the Company filed on May 22 and 24, 2023, respectively, filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which the Company filed on June 15, 2023, the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, June 30, 2023, September 30, 2023, filed on June 16, 2023, August 22, 2023, and November 30, 2023 respectively, filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which the Company filed on April 3, 2024, and this Amended Report.

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

By letter dated May 24, 2023, the Panel notified the Company that it had determined to suspend trading and otherwise move to delist the Company’s securities from Nasdaq effective with the open of the market on May 26, 2023. The Company’s securities were suspended from trading on that date, but the securities were not delisted because the Company thereafter requested that the Panel reconsider its determination to delist the Company’s securities from Nasdaq based upon what the Company believed to be mistakes of material fact upon which the Panel had based its decision.

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

Loan Agreement with United Capital Investments London Limited

The Company entered into a credit facility (the “UCIL Credit Facility”), which is represented by a loan agreement, which was initially entered into on July 26, 2023, and was amended and restated on August 8, 2023, and subsequently amended on August 18, 2023 (as so amended, the “UCIL Loan Agreement”). The UCIL Loan Agreement is with United Capital Investments London Limited (“UCIL”), an entity in which each of Matthew McGahan, the Company’s Chief Executive Officer and Chairman of the Company’s Board, and Barney Battles, a member of the Board, have a direct or indirect interest. The decision by the Company to enter into the UCIL Loan Agreement followed, amongst other things, an acknowledgment by the Company that it had not received the requisite funding on a timely basis that it expected from Woodford, despite the Company making several requests to Woodford for said funding under the Woodford Loan Agreement. Moreover, the Board of Directors determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement with UCIL, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. Neither McGahan or Battles participated in the vote on the UCIL agreement to ensure proper independence and correct corporate governance. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued, and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the Woodford Loan Agreement. Given the uncertainty of the continued financing under the Woodford Loan Agreement, the Board of Directors sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement.

Placement Agent Agreement with Univest Securities, LLC

As reported on form 8-K filed with the SEC on February 6, 2024, on December 6, 2023 , the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Univest Securities, LLC (the “Placement Agent”), whereby the Placement Agent agreed to act as placement agent in connection with the Company’s offering (“Offering”) of units (“Units”) up to $1,000,000; each Unit consisting of a convertible promissory note (each, a “Convertible Note” or collectively, the “Convertible Notes”), and a common stock purchase warrant (each, a “Warrant”, or collectively, the “Warrants”) in order for investors placed by it to purchase shares of common stock of the Company, par value $0.001 per share (the “Common Stock”). Each Unit under the Offering includes specific registration rights (“Registration Rights”), for each investor obtained through the Placement Agent.

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

Phase 1 - Relaunch B2B API Platform. During the Operational Cessation, the Company maintained positive relationships with its ticket-printing and courier partners, as well as several distribution partners that have been found to be in compliance with local, state, and federal rules related to ticket procurement and distribution. These partners have implemented the Lottery.com API and have advised the Company that they expect to be ready to offer lottery games to their customers through their sales channels when the Company resumes operations. As such, the Company believes that it has sufficient demand to resume operation of its B2B API platform operations, assuming it is able to maintain the core employee team to manage the lottery ticket fulfillment process and access sufficient capital to relaunch Project Nexus, which was designed to, among other things, handle high levels of user traffic and transaction volume, while maintaining expediency, security, and reliability in the administrative and back-office functionality required by the B2B API. Our B2B API Platform resumed limited operations in April 2023. The B2B platform is currently offline to migrate it to the Company’s new platform, NEXUS.

Phase 2 - Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform by the summer of 2024. As of the date of this Amended Report, the Company expects that it will initially relaunch its B2C Platform to customers in Texas for a period of time before rolling it out to other jurisdictions. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.” The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns for both lottery and sweepstakes sales geared towards encouraging prior customers to return to the Platform and to acquire new customers. The Company relaunched its sweepstakes business in April 2024.

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

As of the date of this Amended Report, the current estimated cash balance of the Company and subsidiaries is approximately $36,799. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to resume core operations.

As of the date of this Amended Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Amended Report, we are in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”). Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls, and plans to overhaul its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

Even if the Company’s three phase plan to recommence its operations is successful, there can be no assurance that the Company will be able to maintain compliance with the applicable Listing Rules, or that the hearings panel will continue to stay the delisting of the Company’s securities from Nasdaq. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise additional capital needed to fund its operations and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

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

Separately, some states prohibit the use of courier services and the sale of online lottery tickets, while other states limit the charges that we can impose and collect. When such offerings are operational, we only purchase lottery games on behalf of our users and customers where our services are permitted and in accordance with applicable laws. Per jurisdiction, the scope and interpretation of the laws that are or may be applicable to our services and fees are subject to interpretation and may change. For example, in April 2023, the Texas State Senate passed Senate Bill 1820 (the “Texas Bill”), which among other things, prohibits online lottery gaming and the use of courier services in Texas. The Texas Bill was passed by the Texas legislature and became effective on September 1, 2023.

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

To the extent that any stockholder, director, officer, or key employee is required to submit to required background checks and provide disclosure, and such individual fails to do so, or they or we do not successfully do so, this may jeopardize the grant of a license, provide grounds for termination of an existing license, or result in the imposition of penalties. Generally, any person or entity who fails or refuses to apply for a governmental license, finding of suitability, registration, permit, or approvals within the prescribed period after being advised by a competent authority that they are required to do so may be denied or found unsuitable, as applicable, which may result in our determining or being required to sever our relationship with such person or entity. Further, we may be subject to disciplinary action or suffer revocation of licensure if, following notification that a person or entity is disqualified or unsuitable, we (a) pay them any dividend or interest upon our shares; (b) allow them to exercise, directly or indirectly, any voting right conferred through the shares they hold; (c) pay them remuneration in any form for services rendered or otherwise; or (d) if required, fail to pursue all lawful efforts to require them to relinquish their shares.

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

Governance Changes

All members of the Board and all principal executive officers who served in such positions at the time of the Operational Cessation have resigned from such positions and are no longer serving in any capacity with the Company or its subsidiaries. Matthew McGahan is now the sole director of Global Gaming and Gregory Potts was appointed to the boards of Juega Lotto and Aganar. Corporate governance for Tinbu, LLC remains the same with AutoLotto, Inc. being the sole managing member of the LLC.

Employees

As of the date of this Amended Report, the Company has nine employees and 13 key contractors who remain active in the efforts to restore Company operations.

Intellectual Property

We rely on a combination of trademark, copyright, and trade secret protection laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our intellectual property and our brand.

We have been using the LOTTERY.COM trademark since 2017; in February 2021, the LOTTERY.COM logo was registered on the Supplemental Register of the U.S. Patent and Trademark Office. As of December 31, 2022, the registrations of our LOTTERY.COM, AUTOLOTTO and SPORTS.COM word marks and SPORTS.COM logo were pending with the U.S. Patent and Trademark Office. In March 2023, the U.S. Patent and Trademark Office denied the registration of the SPORTS.COM word mark and the appeal period has expired. The registration of the SPORTS.COM logo has also been denied and the Company is currently considering whether to appeal such denial. We are also using and/or have common-law trademark rights in the trademarks AUTOLOTTO, SPORTS.COM, and “TAP, TAP, TICKET.” We will continue to evaluate the filing of trademark applications in the U.S. and select foreign markets, as appropriate.

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

As disclosed in the Company’s Current Reports on Form 8-K, initially filed with the SEC on July 6, 2022 and July 22, 2022, the Board retained outside counsel to conduct the Internal Investigation that revealed instances of non-compliance with state and federal laws concerning the state in which tickets are procured as well as order fulfillment, and issues pertaining to the Company’s internal accounting controls.

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

Certain of our former officers are currently the subject of investigations and inquiries by the SEC and the U.S. Department of Justice (the “DOJ”). The Company is cooperating fully with such investigations and inquiries. In the future, we or our officers and directors may become the subject of legal proceedings, investigations, and inquiries by governmental agencies in various jurisdictions relating to the findings of Internal Investigation and other matters.

These investigations and inquiries and any other similar or related future legal proceedings, investigations or inquiries are subject to inherent uncertainties, and the actual costs to be incurred relating to these matters depend upon many unknown factors. We are unable to predict the outcome of any of these legal proceedings, investigations, and inquiries, and we could be forced to expend significant resources in the defense of one or more of these actions. There is also the risk that we may not prevail in any proceeding involving us. Cooperating with, as well as monitoring and defending against, any of these actions is time-consuming for management and detracts from their ability to fully focus our internal resources pertaining to our business operations. In addition, we have already incurred and may continue to incur substantial legal fees and costs as well as internal administrative time, in connection with such matters. We are also generally obligated, to the extent permitted by law, when applicable, to indemnify our current and former directors and officers who may be named in these or similar actions; moreover, we do not currently have an effective director and officer liability insurance policy in place for our current officers and directors. We are not currently able to estimate the possible cost to us from these matters, as we cannot be certain how long they may take to resolve or the possible amount of any civil penalties or damages, if any, that we may be required to pay. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. Decisions adverse to our interests in these actions could result in damages, fines, penalties, consent orders or other sanctions against the Company and/or our officers, or in changes to our business practices, among others, any of which could have a material adverse effect on our cash flow, results of operations and financial position.

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

Matters relating to or arising from the financial filing restatements, the investigations and regulatory inquiries, including adverse publicity connected to these matters as well as other concerns, coupled with potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

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

In July 2022, the Company furloughed the majority of our employees and ceased its operations after determining that it did not have sufficient financial resources to fund our operations or pay certain existing obligations, including payroll and related obligations. As of December 31, 2023, the Company owed approximately $3.85 million in outstanding payroll obligations, which amount remains unpaid. Since our business is largely dependent on the efforts and talents of our employees and contractors, particularly those who are our developers and engineers, and the provision of ongoing services to customers by our employees and contractors, the loss of these employees and contractors has and may continue to result in the inability of the Company to operate its business and technology, meet its obligations to customers, maintain key customer relationships and revenue, and fulfill its contractual obligations.

In order for the Company to fully restart its operations, it must raise sufficient capital to re-hire or hire additional employees. Qualified employees may not be available for hire, and/or may require salaries or benefits in excess of what we paid persons in similar positions previously, due to among other things, inflation and other economic factors, the need to hire such persons away from their current jobs and the negative impact that the furlough has had on our reputation.

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

We need to raise capital to, among other things, support and restart our operations, re-hire or hire employees, engage contractors and pay our expenses. The most likely source of future funds presently available to us will be through future borrowings under one or more loan agreements or through the sale of equity or debt. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings, similar to the UCIL Loan Agreement, may impose restrictions on the manner in which we conduct our business, including our ability to pay dividends. Additionally, lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. Obtaining additional financing involves certain risks, including:

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

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and, as a result, investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

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

Our ability to resume a timely filing schedule with respect to our SEC reporting is subject to a number of contingencies, including whether and how quickly we are able to effectively remediate the identified material weaknesses in our internal control over financial reporting. Our filing of our quarterly reports and annual reports has been delayed and we cannot assure you we will be able to timely make our future filings.

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

Prior to the Operational Cessation, Internet search engines drove traffic to our B2C Platform and our user growth could decline and our business, financial condition, and results of operations would be adversely affected if we fail to appear prominently in search results when we recommence operations.

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

We have a history of incurring net losses and have suspended significantly our operations since July 2022, the Operational Cessation. We may not be able to achieve or maintain a needed level of profitability in the future. We experienced net losses of approximately $24.2 million for the year ended December 31, 2023, and approximately $60.0 million and $53.0 million for the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $235.1 million. While we have received some limited revenue since the Operational Cessation, we cannot predict when or whether we will be able to fully restart our operations and/or whether or not we will be able to reach profitability at any time in the future.

We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot ensure that these investments will result in substantial increases in our total revenue or improvements in our results of operations. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a public company. Once we fully restart our operations, any failure to increase our revenue or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

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

Know-your-customer and geo-location programs and technologies supplied to us by third parties are an important aspect of certain internet and mobile gaming products, services, and systems, because they can confirm certain information with respect to players and prospective players, such as age, identity, and location. Payment processing programs and technologies, typically provided by third parties, are also a necessary feature of interactive and mobile wagering products, services, and systems. Moreover, we cannot provide any assurance that programs or technologies supplied to us by third parties will always meet regulatory standards, which constitutes an economic and regulatory risk to us. Additionally, these programs and technologies are costly to implement, and our use of them may have an adverse impact on our results of operations, cash flows, and our financial condition and overall business risk. Also, our products or services containing these programs and technologies may not be available to us on commercially reasonable terms, if at all, and may not perform accurately or otherwise in accordance with required specifications, all of which may have a negative impact on our business, results of operations, and financial condition and could cause the value of our securities to decline or become worthless.

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

Developing, enhancing and localizing software is expensive, and the investment in product development may involve a long payback cycle. However, we believe that we must dedicate a significant number of resources to our developmental efforts to maintain our competitive position. However, funding for such development efforts may not be available on favorable terms if at all, and we may not receive significant revenue from these investments for several years, if at all. In addition, as we or our competitors introduce new or enhanced offerings, the demand for our offerings, may decline.

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

Changes in the executive branches of government in the U.S. as well as in foreign countries, may affect policies on lotteries and mobile gaming. For example, variations in the interpretation of The Federal Wire Act of 1961 (the “Wire Act”) by the Office of Legal Counsel (the “OLC”) of the Department of Justice (the “DOJ”) has had a material impact on the online gaming and lottery industry within the U.S. For more information, see “If there is a final determination on the applicability of the Wire Act to our operations and it is determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated, which may have a material adverse effect on our business, financial conditions, and results of operations.” We have and may from time to time in the future retain government affairs specialists in domestic and international jurisdictions to advise elected and appointed officials regarding our perspectives on legislation and regulations related to lottery and other aspects of our business, to monitor such legislation and regulations, and to otherwise provide us with advice regarding our relations with such officials. Such efforts, however, may not be successful in whole or in part and changes in such laws or policies could have a material adverse effect on us or our results of operations, cash flow, or financial condition.

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

On September 15, 2022, the United States District Court for the District of Rhode Island entered an order siding with the First Circuit’s interpretation of the Wire Act and holding that “the Wire Act applies only to ‘bets or wagers on any sporting event or contest.”

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

We plan to continually develop internal compliance programs and requirements in an effort to ensure that we comply with legal requirements imposed in connection with our activities and generally applicable to all publicly traded companies, however, we cannot ensure that they will prevent the violation of one or more laws, laws in any jurisdiction in which we conduct business, which may have an adverse impact on our business, financial condition, and results of operations.

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

We currently have nine employees who manage and operate our business, including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, other employees as well as thirteen key outside contractors. While we have experienced significant turnover of our executive officers in past years, we expect that the leadership of our current key executives and employees will be a critical element of our success in the future. The departure, death or disability of any one of our executive officers or employees or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business.

In addition, our failure to re-hire, or hire new employees in the future may limit our ability to restart our business operations and generate revenue. We believe our success and our ability to compete and grow following the Operational Cessation will depend in large part on the efforts and talents of our current and future employees and on our ability to retain highly skilled personnel. The competition for these types of personnel is intense and we compete with other potential employers for the services of appropriately skilled employees. As a result, we may not succeed in hiring and retaining the executives and other key employees that we need. Employees, particularly highly skilled developers and engineers are in high demand, and we will need to devote significant resources to identifying, hiring, training, successfully integrating and retaining such employees, including significant financial resources, which we may not have when needed. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future. In addition, the loss of future employees or the inability to hire skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

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

When operational, we rely on a limited number of third-party payment processors to process payments and withdrawals made by our users. If any of our third-party payment processors terminates its relationship with us or refuses to renew their agreements with us on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processors in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept payments or other payment transactions or make timely payments to our users, any of which could make our technology less trustworthy and convenient and adversely affect our ability to attract and retain our users.

Nearly all of our payments have been made by credit card, debit card, automated clearing house transactions, or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our users and customers, including with respect to money laundering, money transfers, privacy, and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our users and customers. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.

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

As a result of the intended growth of the international scope of our operations and our corporate and financing structure, we may become subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation of these laws or regulations in any applicable jurisdiction, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, changes in or to the interpretation of the tax laws or tax treaties of the countries in which we operate may adversely affect the manner in which we have structured our business operations and legal entity structure to efficiently realize income or capital gains and mitigate withholding taxes and may also subject us to tax and return filing obligations in such countries that do not currently apply to us. Such changes may increase our tax burden and/or may cause us to incur additional costs and expenses in compliance with such changes. In addition, the tax authorities in any applicable jurisdiction may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions, including the tax treatment or characterization of our indebtedness. If any applicable tax authorities were to successfully challenge the tax treatment or characterization of any of our transactions, it could result in the disallowance of deductions, the imposition of withholding taxes, the reallocation of income or other consequences that could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2023, we had one trademark, “Lottery.com”, registered with the U.S. Patent and Trademark Office. As of December 31, 2022, the registrations of our LOTTERY.COM, AUTOLOTTO and SPORTS.COM word marks and SPORTS.COM logo were pending with the U.S. Patent and Trademark Office. In March 2023, the U.S. Patent and Trademark Office denied the registration of the SPORTS.COM word mark and the appeal period has expired. The registration of the SPORTS.COM logo has also been denied and the Company is currently considering whether to appeal such denial. We are also using and/or have common-law trademark rights in the trademarks AUTOLOTTO, SPORTS.COM, and “TAP, TAP, TICKET.”

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

We are, and have been party to, and we may in the future increasingly face the risk of, claims, lawsuits, investigations, and other proceedings, including those which may involve securities, competition and antitrust, anti-money laundering, OFAC, regulatory, lottery or gaming, intellectual property, privacy, consumer protection, accessibility claims, tax, labor and employment, commercial disputes, services and other matters. Litigation to defend us against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs, fines or penalties and diversion of our resources, causing a material adverse effect on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless. For example, as described in more detail in Item 3. Legal Proceedings, the TinBu Plaintiffs (as defined below) filed a claim against the Company for breach of contract and misrepresentation. If the lawsuit results in an unfavorable judgment against the Company, our Data Services business could be negatively impacted, and we may lose some of TinBu’s well-known clients. In addition, defending against these claims will require the Company to expend substantial time and money, which could divert management attention from restarting operations.

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

The existence of the redemption rights set forth in our Charter may result in the value of the Redeemable Securities being less than they would without the existence of such rights, may prevent the sale or transfer of such Redeemable Securities, and may result in a holder of Redeemable Securities receiving less value for such Redeemable Securities upon the redemption thereof as they would, had such Redeemable Securities not been redeemed.

A court may find that part or all of the provisions included in our Charter pertaining to the redemption right with respect to capital stock held by any stockholders who are deemed to be “disqualified” or “unsuitable” holders is not enforceable, either in general or as to a particular fact situation.

Under the laws of the State of Delaware, our jurisdiction of incorporation, a corporation may provide in its certificate of incorporation for the number of securities that may be owned by any person or group of persons for the purpose of maintaining any statutory or regulatory advantage or complying with any statutory or regulatory requirements under applicable law. Delaware law provides that ownership limitations with respect to shares of our stock issued prior to the effectiveness of our Charter will be effective against (i) stockholders with respect to shares that were voted in favor of the proposed provision; and (ii) purported transferees of shares that were voted for the proposed provision if (a) the transfer restrictions are conspicuously noted on the certificate(s) representing such shares, or (b) the transferee had actual knowledge of the transfer restrictions (even absent such conspicuous notation). The shares of common stock, par value $0.001 per share issued after the effective date of our Charter were issued with the ownership limitation conspicuously noted on the certificate(s) representing such shares and therefore under Delaware law such newly issued shares will be subject to the transfer restriction. We have also disclosed such restrictions to persons holding our stock in uncertificated form.

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

Risks Related to Our Common Stock and Warrants

Although we are currently in full compliance with the continued listing standards of Nasdaq, we may not be able to remain in full compliance with Nasdaq’s continued listing standards in the future.

Our common stock and warrants trade on The Nasdaq Global Market under the symbols “LTRY” and “LTRYW,” respectively. Our failure to remain in full compliance with these requirements may result in our securities being delisted from Nasdaq.

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

Upon consideration of the record and the additional documentation provided by the Company, on June 8, 2023, the Company received a letter (the June 8th Decision”) from the hearings panel stating that it had determined to reverse its initial delisting decision and grant the Company’s request for an exception to the continued listing rules until August 17, 2023, subject to the satisfaction of certain conditions, which the Company met in a timely manner.

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

If at any time during the compliance period the Company’s MVPHS closes at $5,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed. The Company met this requirement, notified Nasdaq and on April 10, 2024 received written notification from Nasdaq confirming that the Company has regained compliance with Nasdaq Listing Rule 5450(b)(1)(C) and the matter is now closed.

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

Risks Related to Our Loan Agreements and Loan Agreement Warrants

United Capital Investments London Limited, (“UCIL”) may not loan us the amounts they agreed to under their amended and restated loan agreements, and Univest Securities, LLC (“Univest” or our “Placement Agent”) may not be successful in whole or in part in placing our Offering. If UCIL fails to provide us with funding, and the Placement Agent is less than fully successful, we may be forced to curtail or even abandon our plan to recommence our operations and we may need to permanently cease our operations.

As previously noted, we need to raise capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. The amended and restated loan agreements with Woodford and UCIL are potential sources of this needed additional capital that is presently available to us. Univest funding was available on Dec 31 also.

Pursuant to the Woodford Amended and Restated Loan Agreement, Woodford agreed to fund up to $52.5 million, subject to certain conditions and requirements, of which, per our books and records, $885,734 was received by us through December 31, 2023.

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

Given the uncertainty of continued financing under the Woodford Loan Agreement, on July 26, 2023, the Company secured and formalized alternative funding by entering into a Loan Agreement with UCIL which was further amended and restated on August 18, 2023. The UCIL agreement was approved by the shareholders on or about November 17, 2023 and attached to this 10-K/A as an exhibit.

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

The Univest placement agent agreement pertains to the Company’s offering (“Offering”) of units (“Units”) up to $5,000,000 to be offered to their investors; each Unit consisting of a convertible promissory note (each, a “Convertible Note” or collectively, the “Convertible Notes”), and a common stock purchase warrant (each, a “Warrant”, or collectively, the “Warrants”) to purchase shares of common stock of the Company, par value $0.001 per share (the “Common Stock”) which include specific registration rights (“Registration Rights”), for their investors.

If neither Woodford nor UCIL, nor any other potential lenders or investors (including those placed through Univest) are able or willing over time to advance us amounts owed under either of their amended and restated loan agreements and/or we are unable to raise additional funds from other third parties, we may not be able to raise enough capital to recommence our operations and run our business. Consequently, we may be forced to curtail or even abandon our plan to recommence our operations and we may need to permanently cease our operations.

We are subject to certain covenants while amounts are outstanding under the loan agreements which may restrict our ability to undertake future activities, including issuing additional shares of common stock.

Each loan agreement includes confidentiality obligations, representations, warranties, covenants, and events of default, which are customary for transactions of this size and nature. For example, included in the Woodford Loan Agreement are covenants prohibiting us from (a) making any loan in excess of $1 million or obtaining any loan in amount exceeding $1 million without the consent of Woodford, which may not be unreasonably withheld; (b) selling more than $1 million in assets; (c) maintaining less than enough assets to perform our obligations under the Loan Agreement; (d) encumbering any assets, except in the normal course of business, and not in an amount to exceed $1 million; (e) amending or restating our governing documents; (f) declaring or paying any dividend; (g) issuing any shares of common stock which negatively affects the lender and (h) repurchasing any shares of common stock. Such covenants in either loan agreement may restrict our ability to raise capital, pay consultants, officers and directors, and may ultimately result in material adverse effects to the Company. The result of that may be a decrease in the value of our securities or our need to seek bankruptcy protection. The validity and application of the Woodford Loan Agreement Amendment is disputed by the Company.

Our obligations under the loan agreements are secured by a first priority security interest in substantially all of our assets and if we were to default, they could force us to curtail or abandon our business plans and operations.

Although, the amounts borrowed pursuant to the terms of the Woodford Loan Agreement are secured by substantially all of the present and subsequently acquired assets of the Company and its subsidiaries, the validity and application of the Woodford Loan Agreement Amendment is disputed by the Company. Under the Agreement, Woodford as a creditor, in the event of the occurrence of a default might have been able to enforce security interests over our assets and/or our subsidiaries which secure obligations, take control of such assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to, any investment in our common stock) could become worthless. The validity and application of the Woodford Loan Agreement Amendment is disputed by the Company.

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

As of December 31, 2023, per the Company’s books and records, we had borrowed $798,351 under the Loan Agreement to Woodford and $697,642 from UCIL. Amounts borrowed can be repaid at any time without penalty and accrue interest per the terms and conditions of each loan agreement. Amounts borrowed may, at each lender’s option, be converted into shares of common stock, beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of Company common stock.

In addition, in connection with the loan agreements we agreed to grant warrants to each of Woodford and UCIL to purchase up to 15% of the shares of common stock that were then issued and outstanding, each with an exercise price equal to the average of the closing price for each of the ten days prior to the drawing of the first tranche. In the event we fail to repay the amounts borrowed when due or either lender fails to convert the amount owed into shares of common stock, the exercise price of the warrants may be offset by amounts owed, and in such case, the exercise price of the warrants will be subject to a further discount.

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

We currently owe a significant amount of money under our Loan Agreements which we may not be able to repay.

As of the date of this Amended Report per our books and records, we owe approximately: $798,351 under the Amended and Restated Woodford Loan Agreement; $697,642 under the Amended and Restated UCIL Loan Agreement; and $1,075,000 under the Univest Placement Agent Agreement. Currently, we do not have sufficient funds to repay such amounts. A high level of indebtedness increases the risk that we may default on our debt obligations. If the amounts owed under any undisputed loan agreements are not converted into common stock pursuant to the terms and conditions, we may not be able to pay the principal or interest on the loan, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we do not have sufficient funds and are otherwise unable to arrange financing or raise additional funds, we may have to sell significant assets or have a portion of our assets foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations and could cause any investment in the Company to decline in value or become worthless.

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

Finally, the decline in the per share price of our common stock and the decline in our overall market capitalization may be greater following the Reverse Stock Split than would have occurred in the absence of a Reverse Stock Split. Any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of common stock outstanding following the Reverse St

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal business location is in Spicewood, Texas, which is subject to a written lease agreement with an unrelated third party. The lease agreement is month-to-month and can be terminated by either party with 30-days written notice. The Company also pays rent on a retail facility in Waco, Texas to support the ticket processing operations of our retail partner, ALTx. Our business operations are all primarily operated out of our Spicewood, Texas location; however, our employees, including our executive management team, currently perform their job responsibilities remotely.

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

TinBu Complaint

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “TinBu Plaintiffs”) filed its original complaint against Lottery.com, Inc. f/k/a AutoLotto, Inc. and its wholly-owned subsidiary TinBu, LLC (“TinBu”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “TinBu Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. The parties agreed to extend the Company’s and its subsidiary’s deadline to respond until May 1, 2023. On May 2, 2023, the Company and its subsidiary retained local counsel who filed a Notice of Appearance on behalf of the Company and TinBu and filed a Motion for Enlargement requesting the Court to extend its deadline to file its initial response to the Complaint by an additional 30 days (the “Motion for Enlargement”). As of the date of this Amended Report, the Motion for Enlargement has not been set for a hearing. On May 5, 2023, Plaintiffs filed their Motion for Court Default (“Plaintiffs’ Motion for Default”), despite Company’s Motion for Enlargement. As of the date of this Amended Report, the Motion for Enlargement has not been set for a hearing. The Company intends to oppose Plaintiffs’ Motion for Default. On May 9, 2023, Plaintiffs served Plaintiffs’ First Request for Admissions (the “RFA”) to the Company. On October 13, 2023, the Court granted the Defendants’ Motion to Stay Litigation and Discovery pending a ruling on its Motion to Compel Arbitration. On November 16, 2023, the Court granted Defendants’ Motion to Compel Arbitration in Texas. The parties await a signed written order from the Court to that effect. The TinBu Plaintiffs have appealed the Court’s Order to Compel Arbitration in Texas.

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

Overview and Recent Developments

During FY 2023, the Company addressed legacy issues while successfully regaining full compliance with Nasdaq’s continued listing rules and restarting operations in order to stage Lottery.com for growth in FY 2024.  The cornerstone of the Company’s operational progress for FY 2024 will be driven by technology, product and service capability enhancements.

This Amended Report is reflective of the Company’s commitment to transparency, integrity, and responsible corporate governance. The investment commitments from United Investments Capital London, including Prosperity Investment Management and others, and investors placed by Univest Securities LLC, outlined in this report are evidence of investor belief in Management’s capability to resume core lottery and gaming operations, monetize the Sports.com brand, and expand all the Company’s brands across the globe.

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

The following day, on July 29, 2022, the Company effectively ceased operations (the “Operational Cessation”), when it furloughed the majority of its employees and generally suspended its lottery game sales. The Company’s remaining employees were retained at the discretion of the Company’s then Chief Operating Officer and Chief Legal Officer in order to provide the minimal business functions needed to address the Company’s legal and compliance issues and to secure necessary funding to resume the Company’s operations. Less than twenty percent of these non-furloughed employees remain active in the efforts to restore Company operations. Approximately $3.85 million in outstanding payroll and $1.0 million in outstanding director compensation obligations was unpaid as of December 31, 2023.

On September 27, 2022, Armanino resigned as the independent registered public accounting firm of the Company, effective immediately and subsequently, on October 7, 2022, the Audit Committee approved the engagement of Yusufali & Associates, LLC, (“Yusufali”) as the Company’s new independent registered public accounting firm.

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core businesses (as described in more detail under “- Plans for Recommencement of Company Operations” below), and completing and filing the following (i) the restatements of the Company’s 2021 Audit and March 2022 Financials and preparing and filing the Company’s delinquent periodic reports, including Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, which the Company filed on May 10, 2023: (ii) Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022, which the Company filed on May 15, 2023; (iii) the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30, 2022 and September 30, 2022, which the Company filed on May 22 and 24, 2023, respectively; (iv) the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, (v) the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023; (vi) the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023; (vii) the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023; and (vii) this Amended Report.

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

In accordance with the terms of the Business Loan, upon entering into the agreement, $30,000,000 in a separate account with bank prov was pledged as security for the amount outstanding under the loan (“Collateral Security”). The $30,000,000 Collateral Security became restricted and remained restricted until October 12, 2022, when AutoLotto defaulted on its obligations under the Business Loan and bank prov foreclosed on the $30,000,000 of Collateral Security. The Collateral Security, which was in the form of restricted cash, was presented as a contingent liability on the Company’s balance sheet from March 31, 2022 until the obligation was satisfied in October of 2022. See Note 3i to our consolidated financial statements for additional information.

Loan Agreement with Woodford

On December 7, 2022, the Company entered into a loan agreement with Woodford Eurasia Assets, Ltd. (“Woodford”), (the “Woodford Loan Agreement”) pursuant to which Woodford agreed to provide the Company with up to $52.5 million, subject to certain conditions and requirements, of which, per the Company’s books and records $798,351 was received by December 31, 2023 and is owed pursuant to the terms of the Woodford Loan Agreement. Amounts borrowed accrue interest at the rate of 12% per annum (or 22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan advance. Amounts borrowed can be repaid at any time without penalty.

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

The Woodford Loan Agreement includes confidentiality obligations, representations, warranties, covenants, and events of default, which are customary for a transaction of this size and nature. Included in the Loan Agreement are covenants prohibiting us from (a) making any loan in excess of $1 million or obtaining any loan in an amount exceeding $1 million without the consent of Woodford, which consent may not be unreasonably withheld; (b) selling more than $1 million in assets; (c) maintaining less than enough assets to perform our obligations under the Loan Agreement; (d) encumbering any assets, except in the normal course of business, and not in an amount to exceed $1 million; (e) amending or restating our governing documents; (f) declaring or paying any dividend; (g) issuing any shares which negatively affects Woodford; and (h) repurchasing any shares.

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

On June 12, 2023, the Company entered into an amendment of the Woodford Loan Agreement (the “Woodford Loan Agreement Amendment”). The Woodford Loan Agreement Amendment provides that Woodford shall henceforth be able to convert, in whole or in part, the outstanding balance of its loan into the conversion shares at a conversion price that represents a further 25% discount to the original conversion price of 20%. The validity and application of the Woodford Loan Agreement Amendment is disputed by the Company.

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

The effects of the Reverse Stock Split were reflected in the Quarterly Report on Form 10-Q for the period ended September 30, 2023 and in all subsequent reports for all periods presented.

International Expansion

In June 2021, we closed the acquisition of Global Gaming, which holds 80% of the equity of each of Aganar and JuegaLotto. Aganar operates in the licensed Online Lottery market in Mexico and is licensed to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license. JuegaLotto is licensed by Mexico authorities to commercialize international lottery games in Mexico through an authorized gaming portal and to commercialize games of chance in other countries throughout Latin America. As of the date of this Amended Report, according to Statista, the estimated size of the Latin American lottery market is $.68 billion with a compound annual growth rate projected at 6.05% through 2028. Furthermore, it is projected that there will be 3,000,000 online lottery players in the South American lottery market alone by 2028. Based on these projections, we believe these acquisitions will provide opportunities for growth of our international operations throughout Mexico and Latin America as we expand our portfolio of products and expose our existing products to new markets.

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

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and - importantly - to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the Operational Cessation, we generated revenue from this service fee and mark-up. Our B2B API Platform resumed limited operations for the month of April 2023. As of the date of this Amended Report, our B2C Platform is not currently available to the public. We anticipate that our B2C Platform will become available again by mid-year 2024.

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

The WinTogether platform continued operating after the Operational Cessation, until all sweepstakes campaigns were completed, and all prizes awarded. On March 29, 2023, the board of directors of WinTogether voted to suspend its relationship with the Company. The suspension of the relationship was rescinded by the WinTogether board on November 16, 2023. WinTogether is now operating under the DonateTo.Win brand.

Current Operations

Despite the Operational Cessation, the Company’s subsidiaries have continued to operate under the direction of the leadership teams that were in place prior to the Company’s acquisition of such companies. While the operational activities of these subsidiaries vary, from the Operational Cessation through the date of this Amended Report, each of Aganar and JuegaLotto have decreased their expenses and has had their revenues remain consistent or decrease slightly from pre-Operational Cessation levels. TinBu has decreased its expenses and had their revenues remain consistent for a period of time but revenue is now beginning to decrease from pre-Operational Cessation levels.

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

As of the date of this Amended Report, the current estimated cash balance of the Company and subsidiaries is approximately $63,346. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to resume its core operations.

As of the date of this Amended Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Amended Report, we are in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”). See, “Risk Factors - Risks Related to Our Common Stock and Warrants – Although we are not currently in full compliance with the continued listing standards of Nasdaq, we may not be able to remain in full compliance with Nasdaq’s continued listing standards in the future.” Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls. Also, the Company plans to overhaul its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

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

Competition in the sale of online lottery games has significantly increased in recent years, is currently characterized by intense price-based competition, and is subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. To maintain our competitive edge alongside other established industry players (many of which have more resources, or capital), we expect to incur greater operating short-term expenses, such as increased marketing expenses, increased compliance expenses, increased personnel and advisory expenses associated with being a public company, additional operational expenses and salaries for personnel to support expected growth, additional expenses associated with our ability to execute on our strategic initiatives including our aim to undertake merger and acquisition activities, as well as additional capital expenditures associated with potential further development of Project Nexus, the initial phase of which was implemented in the second quarter of 2022.

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and December 31, 2022, respectively.

	For the Year Ended December 31,
	2023	2022	$ Change	% Change

Revenue	$6,987,474	$6,779,057	$208,417	3%
Cost of revenue	5,666,544	4,310,750	1,355,794	31%
Gross profit	$1,320,930	$2,468,307	$(1,147,377)	-46%

Operating expenses:
Personnel costs	$4,570,206	$30,114,485	$(32,544,279)	-88%
Professional fees	6,741,837	6,613,546	128,291	2%
General and administrative	9,484,681	9,012,673	472,008	5%
Depreciation and amortization	5,691,322	5,601,374	89,948	1%
Total operating expenses	26,488,046	58,342,078	(31,854,032)	-55%
Loss from operations	$(25,167,116)	$(55,873,771)	$(30,706,655)	-55%

Other expenses
Interest expense	$371,110	$764,839	$(393,729)	-51%
Other expense	136,429	3,721,291	(3,584,862)	-96%
Total other expenses, net	512,539	4,486,130	(3,973,591)	-89%

Net loss before income tax	$(25,679,655)	$(60,278,909)	(34,599,254)	-57%
Income tax expense (benefit)	60,000	23,364	36,636	157%
Net loss	$(25,739,655)	$(60,383,265)	$(35,003,610)	-58%

Other comprehensive loss
Foreign currency translation adjustment, net	$(70,273)	$4,277	$(65,996)	-154%
Comprehensive loss	$(25,809,928)	$(60,378,988)	$34,569,060	57%

Net income attributable to noncontrolling interest	$272,613	$379,916	$(107,303)	-28%
Net loss attributable to Lottery.com, Inc.	$(25,537,315)	$(59,999,072)	$34,461,757	57x %

Revenues

Revenue. Revenue for the year ended December 31, 2023 was $7.0 million, an increase of $200 thousand, or 3%, compared to revenue of $6.8 million for the year ended December 31, 2022. Revenue was up slightly for the year ended December 31, 2023 with a change in the mix which was more heavily weighted to ticket sales and data services and less to services delivered to partners.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the year ended December 31, 2023 was $5.7 million, an increase of $1.4 million, or 31%, compared to cost of revenue of $4.3 million for the year ended December 31, 2022. The increase in COGS is the result of a product mix that was more heavily weighted towards products and less on higher-margin services for the year ended December 31, 2023. In 2022 there was revenue from services provided to partners that had lower costs and higher margins.

Gross Profit. Gross profit for the year ended December 31, 2023 was $1.3 million, compared to $2.5 million for the year ended December 31, 2022, a decrease of $1.2 million, or (46%). This decrease was the result of higher cost of sales on higher ticket revenue in 2023 than in 2022 and because higher margin revenue for services provided to partners in 2022 was not recurring.

Operating Costs and Expenses

	For the Year Ended December 31,
	2023	2022	$ Change	% Change

Operating expenses:
Personnel costs	4,570,206	37,114,485	(32,544,279)	-88%
Professional fees	6,741,837	6,613,546	128,291	2%
General and administrative	9,484,681	9,012,673	472,008	5%
Depreciation and amortization	5,691,322	5,601,374	89,948	1%
Total operating expenses	26,488,046	58,342,078	(31,854,032)	-55%

Operating expenses for the year ended December 31, 2023 were $26.5 million, a decrease of $31.8 million, or 55%, compared to $58.3 million for the year ended December 31, 2022. The decrease was primarily driven by decreased stock compensation expense, decreased headcount, decreased marketing spend and decreased depreciation and amortization expenses during the 2023 fiscal year.

Personnel Costs. Personnel costs decreased by $32.5 million, or 88%, from $37.1 million for the year ended December 31, 2022, to $4.6 million for the year ended December 31, 2023. The decrease was due primarily to decreases in stock compensation expense by $25.7 million combined with lower headcount in 2023.

Professional Fees. Professional fees increased by $128 thousand, or 2% from $6.61 million for the year ended December 31, 2022 to $6.74 million for the year ended December 31, 2023. While there were decreases in other types of professional fees, the increase was driven by fees for outside attorneys and accountants helping the company complete amended and new filings of reports 10-K and 10-Q during 2023 to regain compliance with reporting requirements.

General and Administrative. General and administrative expenses of $9.5 million for the year ended December 31, 2023 are $472 thousand, or 5%, higher than the $9.0 million reported for the year ended December 31, 2022. For the year ended December 31 2023, general and administrative expenses include write-offs to goodwill of $5.6 million related to the TinBu subsidiary and $1.1M related to the Global Gaming subsidiary as well as write offs of $800 thousand related to intangible assets of Global Gaming. Without these write-offs for impairment of intangible assets, which total $ 7.5 million, general and administrative expenses for 2023 would have been $1.97 million and 78% lower than in 2022. Some key drivers of the decrease for the year ended December 31, 2023 were business insurance expense $3 million lower, expensed developed software $530 thousand lower, software services $200 thousand lower, royalty expense $160 thousand lower, and facilities rent $110 thousand lower than for the year ended December 31, 2022.

Depreciation and Amortization. Depreciation and amortization increased $90 thousand, or 1%, from $5.6 million for the year ended December 31, 2022 to $5.7 million for the year ended December 31, 2023. The increase is due to a full year of amortization for Project Nexus in 2023 vs only half a year in 2022 as it was placed in service and amortization began mid-year 2022.

Other Expense, Net

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Other expenses
Interest expense	376,110	764,839	(393,729)	-51%
Other expense	136,429	3,721,291	(3,584,862)	-96%
Total other expenses, net	512,539	4,486,130	(3,973,591)	-89%

Interest Expense. Interest expense decreased by $394 thousand, or (51%), for the year ended December 31, 2023, from $765 thousand to $376 thousand as compared to the year ended December 31, 2022. This decrease relates primarily to interest on the Bank Prov line of credit in 2022 which did not occur in 2023.

Other Expense. Other expense decreased by $3.6 million, or (96)%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022 from $3.7 million to $136 thousand. This decrease was driven primarily by a discount on an asset with periodic payments of $3.5 million which was recorded in 2022.

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

These conditions, along with our current lack of material revenue producing activities, and significant debt, raise substantial doubt about our ability to continue as a going concern for the next 12 months. For more information, see Note 2 - Significant Accounting Policies, Going Concern to the consolidated financial statements included herein, as well as the risk factors included in Item 1A of this Amended Report entitled “In July 2022, we furloughed the majority of our employees and suspended our lottery game sales operations after determining that we did not have sufficient financial sources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As a result, we may not be able to continue as a going concern” and “[w]e need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.”

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

As of December 31, 2023, we had $2,570,993 of convertible debt outstanding.

See Item 1: Business: Overview and Recent Developments: “Loan Agreement with Woodford,” “Loan Agreement with United Capital Investments London Limited,” and “Placement Agent Agreement with Univest Securities, LLC” above for additional information.

Cash Flows

Net cash used by operating activities was $2.4 million for the year ended December 31, 2023, compared to net cash used by operating activities of $31.3 million for the year ended December 31, 2022. Factors affecting changes in operating cash flows were stock-based compensation expense along with decreased expenses for personnel costs, and sales and marketing activities in 2023 as compared to 2022. Net cash used in investing activities during the year ended December 31, 2023 was $0, compared to $1.3 million for the prior year. The decrease was because there were no expenditures for development of intangible assets during 2023. Net cash provided by financing activities was $2.3 million for the year ended December 31, 2023, compared to $16 thousand used by financing activities for the year ended December 31, 2022. The increase was due to funding received under convertible debt arrangements in 2023.

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

To the Board of Directors and Stockholders of

Lottery.com Inc.

Spicewood, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying restated consolidated balance sheets of Lottery.com Inc. (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, except for the effects of the Company having not filed its 2023 and 2022 United States federal and state corporate income tax returns as described in Note 14 of the financial statements, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has stockholder’s deficit, net losses, and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters: The management listed the critical audit matters in the notes on accounts as they relate to the current period audit of the financial statements, specifically to (1) Note 2 revenue recognition as the core basis for the restatement of the Financial Statements (2) relate to accounts or disclosures that are material to the financial statements and (3) involved especially challenging, subjective, or complex judgments. These critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by referring the critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Yusufali Musaji Managing Partner Yusufali & Associates, LLC Short Hills, NJ PCAOB registration # 3313 We have served as the company’s auditor since 2022

LOTTERY.COM INC.

LOTTERY.COM, INC. CONSOLIDATED BALANCE SHEETS (RESTATED)

	December 31,	December 31,
	2023	2022
ASSETS	(As Restated)
Current assets:
Cash	$359,826	$102,766
Restricted cash	-	-
Accounts receivable	24,241	208,647
Prepaid expenses	19,020,159	19,409,323
Other current assets	907,632	718,550
Total current assets	20,311,858	20,439,286

Notes receivable	2,000,000	2,000,000
Investments	250,000	250,000
Goodwill	11,227,491	19,590,758
Intangible assets, net	17,681,874	23,982,445
Property and equipment, net	21,309	108,078
Other long-term assets	12,884,686	13,009,686
Total assets	$64,377,218	$79,380,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$7,991,802	$7,607,633
Deferred revenue	357,143	464,286
Notes payable - current	6,026,669	3,755,676
Accrued interest	858,875	484,172
Accrued and other expenses	11,359,616	4,626,973
Other liabilities	1,167,111	625,028
Total current liabilities	27,761,216	17,563,768

Long-term liabilities:
Convertible debt, net - noncurrent	-	-
Other long-term liabilities	-	-
Total long-term liabilities		-
Commitments and contingencies (Note 13)	-	-
Total liabilities	27,761,216	17,563,768

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 2,877,045 and 2,527,045 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2,877	2,527
Additional paid-in capital	269,690,569	267,597,370
Accumulated other comprehensive loss	(91,667)	3,622
Accumulated deficit	(235,106,206)	(208,187,210)
Total Lottery.com Inc. stockholders’ equity	34,495,573	59,416,309
Noncontrolling interest	2,120,429	2,400,176
Total Equity	36,616,002	61,816,485

Total liabilities and stockholders’ equity	$64,377,218	$79,380,253

The accompanying notes are an integral part of these restated consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (RESTATED)

	Years Ended December 31,
	2023	2022
	(As Restated)
Revenue	$6,987,474	$6,779,057
Cost of revenue	5,666,544	4,310,750
Gross profit	1,320,930	2,468,307

Operating expenses:
Personnel costs	4,570,206	37,114,485
Professional fees	6,741,837	6,613,546
General and administrative	9,484,681	9,012,673
Depreciation and amortization	5,691,322	5,601,374
Total operating expenses	26,488,046	58,261,086
Loss from operations	(25,167,116)	(55,873,771)

Other expenses
Interest expense	376,110	764,839
Other expense	136,429	3,721,291
Total other expenses, net	512,539	4,486,130
Net loss before income tax	(25,679,655)	(60,359,901)
Income tax expense (benefit)	60,000	23,364
Net loss	(25,739,655)	(60,383,265)

Other comprehensive loss
Foreign currency translation adjustment, net	(70,273)	4,277
Comprehensive loss	(25,809,928)	(60,378,988)

Net income attributable to noncontrolling interest	272,613	379,916
Net loss attributable to Lottery.com Inc.	$(25,537,315)	$(59,999,072)

Net loss per common share
Basic and diluted	$(9.84)	$(23.79)

Weighted average common shares outstanding
Basic and diluted recheck WA shares	2,596,493	2,522,175

The accompanying notes are an integral part of these restated consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEAR ENDING DECEMBER 31, 2023 and 2022

(RESTATED)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity

Balance as of December 31, 2021	2,512,816	2,513	239,406,387	(148,188,138)	(655)	91,220,107	2,780,092	94,000,253

Issuance of common stock upon stock option exercise	3,006	3	(57)	-	-	(54)	-	(54)
Issuance of common stock for legal settlement	3,000	3	241,737	-	-	241,740	-	241,740
Stock based compensation	8,224	8	27,949,249	-	-	27,949,257	-	27,949,257
Other comprehensive loss	-	-	-	-	4,277	4,277	-	4,277
Comprehensive loss	-	-	-	(59,999,072)	-	(59,999,072)	(379,916)	(60,378,988)
Balance as of December 31, 2022	2,527,045	$2,527	$267,597,370	$(208,187,210)	$3,622	$59,416,309	$2,400,176	$61,816,485

Stock based compensation	350,000	$350	$2,093199	-	-	$2,093,549	-	$2,093,549
Other comprehensive loss	-	-	-	-	(70,273)	(70,273)	-	(70,273)
Prior period adjustments made to accumulated deficit				(1,381,681)	(25,016)	(1,406,413)	(7,135)	(1,413,548)
Comprehensive loss	-	-	-	(25,537,315)	-	(25,537,315)	(272,612)	(25,809,928)
Balance as of December 31, 2023	$2,877,045	$2,877	$269,690,569	$(235,106,206)	$(91,667)	$34,495,573	$2,120,429	$36,616,002

The accompanying notes are an integral part of these restated consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

	Years Ended December 31,
	2023	2022
	(As Restated)
Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	$(25,537,315)	$(59,999,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interest	279,747	(379,916)
Depreciation and amortization	5,691,379	5,601,374
Stock-based compensation expense	2,093,199	27,949,257
Loss on impairment of goodwill and intangibles	6,710,200	412,450
Issuance of common stock for legal settlement	-	214,740

Changes in assets & liabilities:
Accounts receivable	184,406	(129,465)
Prepaid expenses	389,164	3,487,315
Notes Receivable	-	(2,000,000)
Other current assets	(189,082)	(492,351)
Trade payables	384,169	6,601,098
Deferred revenue	(107,143)	(698,049)
Accrued interest	374,703	307,912
Accrued and other expenses	6,982,419	210,805
Other liabilities	542,083	625,028
Other long-term assets	125,000	(13,009,686)
Other long-term liabilities	-	(1,169)
Prior period adjustments to Accumulated Deficit	(32,151)	-
Net cash used by operating activities	(2,109,222)	(31,272,729)

Cash flow from investing activities
Purchases of property and equipment	-	(127,265)
Purchases of intangible assets	-	(1,124,823)
Net cash used in investing activities	-	(1,252,088)

Cash flow from financing activities
Proceeds from issuance of notes payable	2,270,993	-
Payments on notes payable - related parties	-	(15,664)
Net cash provided by financing activities	2,270,993	(15,664)
Effect of exchange rate changes on cash	95,289	4,277
Net change in net cash and restricted cash	257,060	(32,536,204)
Cash and restricted cash at beginning of period	102,766	32,638,970
Cash and restricted cash at end of period	$359,826	$102,766

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$483,582
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these restated consolidated financial statements.

LOTTERY.COM INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Description of Business

During FY 2023, the Company addressed legacy issues while successfully regaining full compliance with Nasdaq’s continued listing rules and restarting operations in order to stage Lottery.com for growth in FY 2024.  The cornerstone of the Company’s operational progress for FY 2024 will be driven by technology, product and service/capability enhancements.

This Amended Report is reflective of the Company’s commitment to transparency, integrity, and responsible corporate governance. The investment commitments from United Investments Capital London, including Prosperity Investment Management and others, and investors placed by Univest Securities LLC, outlined in this report are evidence of investor belief in Management’s capability to resume core lottery and gaming operations, monetize the Sports.com brand, and expand all the Company’s brands across the globe.

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

In connection with the Company’s Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $235.1 million and working capital of approximately negative $7.5 million on December 31, 2023. For the year ending December 31, 2023, the Company sustained a net loss of $25.5 million. The Company sustained a loss from operations of $55.9 million and $53.0 million for the years ending December 31, 2022 and 2021, respectively. Subsequently, the Company sustained additional operating losses and anticipates additional operating losses for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash holdings are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $13,356 at May 22, 2024 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

Accounts Receivable

The Company through its various merchant providers pre-authorizes forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and does not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, which are its customers, in the normal course of business. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. The Company increased its allowance for uncollectible receivables as of December 31, 2023 by $10,000. At December 31, 2023 and December 31, 2022 the allowance for uncollectible receivables was $84,520. The Company has not incurred bad debt expense historically.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2023 and 2022 were approximately $377,000 and $1,261,000 respectively.

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

Note 3. Restatement of Financial Statements

Management of the Company re-evaluated its accounting for year ending December 31, 2023, the Company determined to restate its previously issued financial statements as of December 31, 2023 to correct accounting errors related to goodwill, current assets, revenue, and equity.

The following tables summarize the effect of the restatements on the specific items presented in our previously reported financial statements:

LOTTERY.COM INC.

CONSOLIDATED BALANCE SHEETS (RESTATED)

	Fiscal Year Ended December 31, 2023
	As Previously				As
	Reported	Adjustments			Restated
ASSETS
Cash	$359,826	$			$359,826
Accounts receivable	24,241				24,241
Prepaid expenses	19,020,159				19,020,159
Other current assets	825,948		81,684	(1)	907,632
Notes receivable	2,000,000				2,000,000
Investments	250,000				250,000
Goodwill	12,880,558		(1,653,067)	(2)	11,227,491
Intangible assets, net	17,681,874				17,681,874
Property and equipment, net	21,309				21,309
Other long term assets	12,884,686				12,884,686
Total Assets	$65,948,601		$(1,571,383)	(1)(2)	$64,377,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade payables	8,009,534		(17,732)	(3)	7,991,802
Deferred revenue	357,143				357,143
Notes payable – current	6,075,594		(48,925)	(4)	6,026,669
Accrued interest	867,236		(8,361)		858,875
Accrued and other expenses	11,519,474		(160,426)	(5)	11,359,048
Other liabilities	1,070,233		96,878	(6)	1,167,111
Total current liabilities	27,899,214		(138,566)		27,760,648
Total liabilities	27,899,214		(138,566)	(3) to (6)	27,760,648
Common Stock	2,877				2,877
Additional paid in capital	269,690,569				269,690,569
Accumulated other comprehensive loss	(144,729)		53,062	(7e)	(91,667)
Accumulated deficit	(233,759,640)		1,346,566	(1) to (7)	(235,106,206)
Noncontrolling interest	2,260,310		(139,881)	(7f)	2,120,429
Total Lottery.com Inc. stockholders’ equity	38,049,387		1,432,817	(1) to (7)	36,616,002
Total liabilities and stockholders’ equity	$65,948,601		$(1,571,383)		$64,377,218

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (RESTATED)

	Year Ended December 31,
	2023			2023
	(As Previously Reported)	Adjustments		(As Restated)
Revenue	$6,482,638	504,836	(7a)	$6,987,474
Cost of revenue	5,545,531	121,013	(7b)	5,666,544
Gross margin	937,107	383,823	(7c)	1,320,930
Operating expenses:	25,119,831	1,368,215	(7)	26,488,046
Loss from operations	(24,182,724)	(984,382)	(7)	$(25,167,116)

Net loss before income tax	$(24,702,722)	-		$(25,679,655)
Income tax expense (benefit)	-	60,000	(8)	60,000
Net Loss	$(24,702,722)			$(25,739,655)
Other comprehensive loss
Foreign currency translation adjustment, net	(34,256)	36,017	(7g)	(70,273)
Comprehensive loss	(24,736,978)			(25,809,928)
Net income attributable to noncontrolling interest	72,227	200,386	(7h)	272,613
Net loss attributable to Lottery.com Inc.	(24,664,751)			(25,537,315)

Net loss per common share
Basic and diluted	$(9.12)			$(9.84)

Weighted average common shares outstanding
Basic and diluted	2,704,032			2,596,493

The accompanying notes are an integral part of these consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023			2023
	(As Previously
	Reported)	Adjustments		(As Restated)

Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	$(24,664,751)	$(872,564)	(7a) to (7c)	$(25,537,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interest	(72,227)	351,974	(7h)	279,747
Depreciation and amortization	4,498,477	1,192,902	(7)	5,691,379
Stock-based compensation expense	2,093,199			2,093,199
Loss on impairment of intangibles	7,510,000	(799,800)	(2)	6,710,200

Changes in assets & liabilities:
Accounts receivable	184,406			184,406
Prepaid expenses	389,164			389,164
Other current assets	(107,398)	(81,684)	(1)	(189,082)
Trade payables	401,901	(17,732)	(3)	384,169
Deferred revenue	(107,143)			(107,143)
Accrued interest	383,064	(8,361)		374,703
Accrued and other expenses	6,892,501	89,918	(5)	6,982,419
Other liabilities	445,205	96,878	(6)	542,083
Other long term assets	125,000			125,000
Prior period adjustments to Accumulated Deficit	0	32,151	(8)	(32,151)
Net cash provided by operating activities	(2,028,602)	80,620		(2,109,222)

Cash flow from investing activities
Net cash used in investing activities	-			-

Cash flow from financing activities
Proceeds from issuance of notes payable	2,319,918	48,925	(4)	2,270,993
Net cash provided by financing activities	2,319,918		(7g)	2,270,993
Effect of exchange rate changes on cash	(34,256)	129,545		95,289
Net change in net cash and restricted cash	257,060			257,060
Cash and restricted cash at beginning of period	102,766			102,766
Cash and restricted cash at end of period	359,826			359,826

The specific explanations for the items noted above in the restated financial statements are as follows:

1.	After reexamination of funding provided by UCIL, it was determined that payments made by UCIL for deposits toward the acquisition of Nook had not been recorded by the Company. Such payments have been recorded as an asset for deposits for acquisition and as an increase to the balance of the convertible note owed to UCIL.
2.	In connection with completion of the tax provision for 2023, a transaction which had been recorded in 2021 was reevaluated and a decision was made that it should not have been recorded and should be reversed. Specifically, at the end of 2021, a decision was made to increase goodwill related to the acquisition of Global Gaming Enterprises, Inc. due to an incorrect conclusion that “an adjustment should be made to goodwill for the recording of related deferred tax liabilities as the Company released $1.6 million of valuation allowance since the additional deferred tax liabilities represent a future source of taxable income”. This approach improperly accelerated the effects of future amortization of intangible assets related to Global Gaming, resulting in inappropriately releasing part of a valuation allowance for deferred taxes which is not in compliance with GAAP. At that time, the Company recorded an increase to goodwill for Global Gaming and an income tax benefit each in the amount of $1,653,067. We have reversed this transaction by reducing goodwill for Global Gaming by $1,653,067 and have increased accumulated deficit to remove the income tax benefit which was incorrectly recorded for year ended December 31, 2021.
3.	In connection with a review of UCIL, it was also determined that UCIL had paid the open balance owed to two vendors. The correction recorded was a decrease to accounts payable and an increase to the loan from UCIL.
4.	Woodford Debt

a.	a. Upon further review of amounts recorded as convertible debt from Woodford during the first half of 2023 a determination was made that certain amounts had been incorrectly credited to Woodford, and inadvertently recorded as additional operating expenses. This was corrected by reducing the balance for convertible debt from Woodford and reducing operating expenses.
b.	The item described in (1) above resulted in an increase to convertible debt from UCIL by $81,464.
c.	The net effect of these corrections was an increase in Convertible debt by $48,925

5.	In connection with additional review of balance sheet accounts, it was determined that certain items had been over accrued. As a result, we reduced accrued and other expenses.
6.	Further review of funding amounts received from third parties in the first half of 2023 resulted in certain reclassifications that increased other liabilities.
7.	After the 10-K for the year ended December 31, 2023 was filed, it was determined that an error had occurred in consolidating results of operations such that only the fourth quarter of 2023 had been included for Global Gaming and the first through third quarters for Global Gaming were inadvertently omitted. It was also determined that there were some issues with calculations and exchange rates and related to non-controlling interest. These issues were corrected by:

a.	Increasing revenue to include the first through third quarters of 2023 for Global Gaming.
b.	Increasing cost of revenue to include the first through third quarters of 2023 for Global Gaming.
c.	The effect of 7.a. and 7.b was a net increase to gross margin
d.	Increasing operating expenses to include the first through third quarters of 2023 for Global Gaming.
e.	A correction was made to accumulated and other comprehensive loss in connection with the changes described here in item 7.
f.	A correction was made to non-controlling interest in connection with the changes described here in item 7.
g.	A correction was made to foreign currency translation adjustment, net in connection with the changes described here in item 7.
h.	A correction was made to net income attributable to non-controlling interest in connection with the changes described here in item 7.

8.	In connection with completion of the tax provision for the year ended December 31, 2023, it was determined that: there would be state taxes owed to Texas in connection with the lottery ticket sales that occurred in April; there may be taxes owed to other states; the existence of multiple legal entities appears to result in state taxes being owed by more than one entity from a consolidated perspective. As a result, we recorded an estimate of $60,000 as an expense for state taxes and as an addition to accrued taxes payable.

Note 4. Business Combination

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

The total purchase price of $10,989,691, consisting of cash of $10,530,000 and 687,439 shares of common stock of AutoLotto at $0.67 per share. The total consideration transferred was approximately $10,055,214, reflecting the purchase price, net of cash on hand at Global Gaming and the principal amount of certain loans acquired. The purchase price is for an 80% ownership interest and is therefore grossed up to $13,215,842 to reflect the 20% minority interest in the acquirees. The purchase price was allocated to the identified tangible and intangible assets acquired based on their estimated fair values at the acquisition date as follows:

Cash	$517,460
Accounts receivable, net	34,134
Prepaids	5,024
Property and equipment, net	2,440
Other assets, net	65,349
Intangible assets	8,590,000
Goodwill	4,940,643
Total assets	$14,155,050

Accounts payable and other liabilities	$(387,484)
Customer deposits	(134,707)
Related party loan	(417,017)
Total liabilities	$(939,208)

Total net assets of Acquirees	$13,215,842

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

Note 5. Property and Equipment, net

Property and equipment, net as of December 31, 2023 and 2022, consisted of the following:

	December 31,	December 31,
	2023	2022

Computers and equipment	$124,199	$124,199
Furniture and fixtures	16,898	16,898
Software	2,026,200	2,026,200
Property and equipment	2,167,297	2,167,297
Accumulated depreciation	(2,145,988)	(2,059,219)
Property and equipment, net	$21,309	$108,078

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $90,744 and $160,466, respectively.

Note 6. Prepaid Expenses

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

Note 7. Notes Receivable

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

Note 8. Write-Off of Goodwill and Intangibles

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

Note 9. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	December 31, 2023				December 31, 2022
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,350,000	$(1,006,389)	$343,611	$1,350,000	$(781,385)	$568,615
Trade name	6 years	2,550,000	(1,555,925)	994,075	2,550,000	(642,222)	1,907,778
Technology	6 years	3,050,000	(2,257,205)	792,795	3,050,000	(1,437,778)	1,612,222
Software agreements	6 years	14,450,000	(8,791,944)	5,658,056	14,450,000	(5,968,611)	8,481,389
Gaming license	6 years	4,020,000	(1,675,000)	2,345,000	4,020,000	(1,005,000)	3,015,000
Internally developed software	2 - 10 years	2,904,473	(737,053)	2,167,420	2,192,050	(350,232)	2,554,241
Domain name	15 years	6,935,000	(1,554,083)	5,380,917	6,935,000	(1,091,750)	5,843,250
		$35,259,473	$(17,577,599)	$17,681,874	$34,547,050	$(11,276,978)	$23,982,495

Amortization expense with respect to intangible assets for the year ended December 31, 2023 and 2022 totaled $5,550,882 and $5,440,908, respectively, which is included in depreciation and amortization in the Statements of Operations. The Company determined that there was an impairment of long-lived assets of $412,450 during the year ended December 31, 2022, which relates to a project no longer being pursued by the Company. In connection with the annual review of goodwill and intangibles, the Company determined that it was necessary to write down goodwill by $5,650,000 for TinBu and $1,060,200 for Global Gaming. The total impairment charges related to goodwill were $6,710,200 for the year ended December 31, 2023. It was also determined that there was impairment of certain intangible assets related to Global Gaming. As a result, the Company recorded impairment charges of $488,300 to trade names and trademarks and $311,500 to technology acquired from Global Gaming. The total impairment charges to intangible assets for the year ended December 31, 2023 were $798,800.

Estimated amortization expense for years of useful life remaining is as follows: double check future amortization.

Years ending December 31,	Amount
2024	$4,829,655
2025	4,509,655
2026	2,642,155
2027	1,245,517
Thereafter	4,454,892
$17,681,874

The Company had software development costs of $476,850 related to projects not placed in service as of both December 31, 2023 and December 31, 2022, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

Note 10. Notes Payable and Convertible Debt

Secured Convertible Note

In connection with the Lottery.com domain purchase, the Company issued a secured convertible promissory note (“Secured Convertible Note”) with a fair value of $935,000 that matured in March 2021. The Company used the fair value of the Secured Convertible Note to value the debt instrument issued. In March 2021, the Secured Convertible Note was fully converted into 69,910 share of the Company’s common stock. (see Note 11).

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties verbally agreed to extend the maturity of the notes to December 31, 2021. As of both December 31, 2023 and December 31, 2022, the balance due on these notes was $771,500. The Company cannot prepay the loan without consent from the noteholders. As of December 31, 2021, there were no Qualified Financing events, that trigger conversion, this included the TDAC combination. As of December 31, 2022, the remaining outstanding balance of $771,500 relates to notes that are no longer convertible which have been reclassified to Notes Payable as per the agreement. Accrued interest on the Series A notes payable was $318,909 on December 31, 2023.

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

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 488,226 shares of Lottery.com common stock after accounting for the 20:1 reverse stock split that took place on August 9, 2023. As of December 31, 2023, the remaining notes comprising the outstanding balance of $185,095 are no longer convertible and have been reclassified to notes payable. See Note 11. Accrued interest on this note payable as of December 31, 2023 and 2022 was $64,799 and $49,992, respectively.

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

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of December 31, 2023 and 2022, the balance of the loan was $150,000. As of December 31, 2023 and December 31, 2022, the accrued interest on this note was $5,253 and $3,764 respectively.

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

As of both December 30, 2023 and December 31, 2022, the balance of the notes was $2,601,370. Accrued interest on these notes was $242,381 on December 31, 2023 and $164,846 on December 31, 2022, respectively.

Note 11. Stockholders’ Equity

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

The effects of the Reverse Stock Split were reflected in the Quarterly Report on Form 10-Q for the period ended September 30, 2023 and in all subsequent reports for all periods presented.

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

As of December 31, 2023 and December 31, 2022, 2,877,045 and 2,527,045 shares of Common Stock, post reverse stock split, respectively, were outstanding. During the year ended December 31, 2022, the Company issued the following shares of common stock. No similar issuances occurred in 2023.

As of December 31, 2021	2,512,815
Issuance of Common Stock for legal settlement	3,000
Exercise of options (Note 11)	3,006
Restricted stock award	8,224
As of December 31, 2022	2,527,045
Issuance of common stock	350,000
As of December 31, 2023	2,877,045

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

After giving effect to the Business Combination, as of December 31, 2023 there were Public Warrants outstanding for the issuance of 1,006,250 shares of common stock of the Company, which total includes previously issued warrants of AutoLotto, now warrants of Lottery.com Inc., which are exercisable for the purchase of an aggregate of 19,784 shares of common stock of the Company.

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

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2021	19,784	$2.20	4.0	$272,638
Granted	4,631	151.20	3.8	0
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at December 31, 2022	24,415	0.11	2.8	1,200,387
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at December 31, 2023	24,415	$0.11	1.8	$1,200,387
F-24

Beneficial Conversion Feature - Convertible Debt

As detailed in Note 10 - Notes Payable and Convertible Debt, the Company has issued two series of convertible debt. Both issuances resulted in the recognition of the beneficial conversion features contained within both of the instruments. The Company recognized the proceeds allocable to the beneficial conversion feature of $8,480,697 as additional paid in capital and a corresponding debt discount of $2,795,000. This additional paid in capital is reflected in the accompanying consolidated Statements of Equity.

Earnout Shares

As detailed in Note 4 - as part of the TDAC Combination as of December 31, 2021 a total of 5,000,000 Earnout Shares were eligible for issuance until December 31, 2022. Conditions for the earnout were not met and the potential earnout shares were forfeited on December 31, 2022.

Note 12. Stock-based Compensation

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

2023 Equity Incentive Plan

On October 10, 2023, the Board adopted the Lottery.com 2023 Employees’ Directors’ and Consultants Stock Issuance and Option Plan (the “2023 Plan”) under which 500,000 shares of Class A common stock were initially reserved for issuance. The 2023 Plan allows for the issuance of incentive and non-qualified stock options, and restricted stock. As of December 31, 2023, the Company had awarded 350,000 shares under the 2023 Plan.

Stock Options

The Company did not issue any new stock options during the years ended December 31, 2023 and 2022. The following table shows stock option activity for the years ended December 31, 2023 and 2022:

					Weighted
				Weighted	Average
	Shares	Outstanding	Average	Remaining	Aggregate
	Available	Stock	Exercise	Contractual	Intrinsic
	for Grant	Awards	Price	Life (years)	Value
Outstanding at December 31, 2021	13,461	17,283	$19.40	4.4	$2,061,303
Granted	-	-	-	-
Exercised		(3,006)	(13.40)	-
Forfeited/cancelled	(3,006)	3,006	13.40	-
Outstanding at December 31, 2022	10,455	17,283	8.20	3.4	944,544
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled (uncancelled)	-	-	-	-
Outstanding at December 31, 2023	10,455	17,283	$8.20	2.4	$944,544

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

The Company had restricted stock activity summarized as follows:

		Weighted
		Average
	Number of	Grant
	Shares	Fair Value
Outstanding at December 31, 2021	191,622	$295.00
Granted	-	-
Vested	-	-
Forfeited/cancelled	-	-
Restricted shares unvested at December 31, 2022	191,622	$295.00

Outstanding at December 31, 2022	191,622	$295.00
Granted	350,000	2.91
Vested	398,590	2.91
Forfeited/cancelled	(143,032)	-
Restricted shares unvested at December 31, 2023	-	$-

Note 13. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31, 2022
	2023	2022

Comprehensive net loss attributable to stockholders	$(25,537,315)	$(59,999,072)

Weighted average common shares outstanding
Basic and diluted	2,596,493	2,522,175

Net loss per common share
Basic and diluted	$(9.84)	$(23.79)

As of December 31, 2023, the Company excluded 10,456 stock options, 23,417 restricted awards, 24,415 warrants, 250,000 earn out shares and 87,500 unit purchase options from the calculation of diluted net loss per share with the effect being anti-dilutive.

As of December 31, 2023, the Company excluded 17,283 stock options, 100,639 convertible debt into common shares, 191,622 restricted awards, 193,465 warrants, 86,301 earn out shares and 30,206 unit purchase options from the calculation of diluted net loss per share with the effect being anti-dilutive.

Note 14. Income Taxes

The Company’s pre-tax income (loss) by jurisdiction was as follows for the years ending December 31, 2023 and December 31, 2022:

	Year ended December 31, 2022
	2023	2022

Domestic	$(25,683,200)	$(13,525,998)
Foreign	3,545	(1,899,580)
Total	(25,679,655)	(15,425,578)

The provision for income taxes for continuing operations for the year ended December 31, 2023 and 2022 consist of the following

	Year ended December 31, 2022
	2023	2022
Current Income Taxes
Federal	$0	$0
State	60,000	23,364
Foreign	0	0
Total current income taxes	60,000	23,364

Deferred Income Taxes
Federal	-	-
State	-	-
Foreign	-	-
Total deferred income taxes	-	-
Total Income Tax Expense (benefit)	$60,000	$23,364

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate is shown below. Income tax expense for the year ended December 31, 2023 includes state minimum taxes, permanent differences, and deferred tax assets for which a full valuation allowance has been placed.

	Year ended December 31, 2022
	2023	2022

Tax Expense at statutory federal rate of 21%	$(5,392,727)	$(3,239,371)
State income taxes, net of federal income tax benefit	60,000	23,364
Foreign Rate Differential	318	-
Permanent Differences	1,203,361	37,919
Other - Misc.
Change in Valuation Allowance	4,189,048	3,201,452
Income tax expense (benefit)	60,000	23,364

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	2023	2022
Long-term deferred tax assets:
Federal Net Operating Loss Carryforwards	$36,378,116	$20,145,126
Intangible Assets	1,492,426	(861,317)
Accrued Compensation & Benefits	863,049	-
Foreign Net Operating Loss Carryforwards	773,134	-
Stock Compensation	-	-
State Net Operating Loss Carryforwards	-	-
Other	19,540	19,540
Total deferred tax assets before valuation allowance	39,526,265	29,214,108
	-	-
Deferred tax liabilities:	-	-
Fixed Assets	316	(46,035)
Intangible Assets	-	-
Total deferred tax liabilities	316	(46,035)

Valuation Allowance	(39,525,949)	(29,260,143)
Net deferred tax assets and liabilities	$-	$-

For the year ended December 31, 2023, the valuation allowance increased by $10,265,807. The Company believes a full valuation allowance against the net deferred tax asset is appropriate at this time. The Company will continue to evaluate the realizability of its deferred tax assets in future years.

At December 31, 2023, our carryforwards available to offset future taxable income consisted of federal net operating loss (“NOL”) carryforwards of approximately $173,229,125. Of this total $22,050149 expires between 2035 and 2037 and $151,178,976 of which has no expiration date.

We account for uncertain tax positions in accordance with ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We have not recorded any unrecognized tax benefits as of December 31, 2023.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations.

The Company files U.S. federal and state returns. The Company’s foreign subsidiary also files a local tax return in their local jurisdiction. From a U.S. federal, state and Mexican perspective the years that remain open to examination are consistent with each jurisdiction’s statute of limitations. The Company has not filed its 2021, 2022 and 2023 U.S. federal and state corporate income tax returns. The Company’s foreign subsidiary in Mexico is current with the filing of its tax returns through 2022. The Company expects to file these documents as soon as possible. While the Company is in a net loss position and expects no income tax amounts to be due except for minimum state and local income taxes, the Company is at risk of penalties for failure to file. As of the date of this Amended Report, the Company has not been informed that such penalties have been assessed, therefore no accrual for such has been recorded in the Company’s financial statements. The Company’s federal income tax returns for the years 2020-2023 remain subject to examination by the Internal Revenue Service. The state returns for 2019-2023 are also open for exam.

Note 15. Commitments and Contingencies

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

As of December 31, 2023, future minimum rent payments due under non-cancellable leases with initial are as follows:

Years ending December 31,	Amount
2024	30,880
Thereafter	-
$30,880

Litigation and Other Loss Contingencies

As of December 31, 2023, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Part II, Item 1 for additional information.

Note 16. Related Party Transactions

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

Note 17. Subsequent Events

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

As reported on form 8-K filed with the SEC on February 21, 2024, on February 15, 2024, the Company entered into a Memorandum of Understanding (the “MOU”) with S&MI Ltd. (“SportLocker.com”), whereby it agreed to pay the shareholders of S&MI Ltd. a total of $1,000,000 in restricted common stock at a valuation of $3.00 per share. The first payment of $150,000 in restricted common stock (50,000 shares) of the Company is due and payable not later than June 15, 2024. The remaining payments in restricted common stock to the shareholders of S&MI Ltd. by the Company will be made as follows: (i) a second payment of $212,500 (70,833 shares) due on or before August 14, 2024; (ii) a third payment, of $212,500 (70,833 shares) due on or before November 12, 2024; (iii) a fourth payment of $212,500 (70,833 shares) due on or before February 10, 2025; and (vi) a final and fifth payment of $212,500 (70,834 shares) due on or before May 16, 2025. The terms and conditions set forth in the MOU shall be incorporated into a definitive agreement to be entered into by the parties with a Closing Date on or before June 30, 2024 or at a date agreeable to both parties.

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

On April 1, 2024, Lottery.com resumed its sweepstakes offerings through its partnership with the WinTogether.org foundation (DBA: DonateTo.Win). The initial sweepstakes will be active until at least September 30, 2024.

On April 22, 2024, the Company, by and through its outside legal counsel, issued a cease and desist notice to PR Fire Limited, a U.K. based firm and Mr. Samuel Allcock, its CEO, for unlawful attempts to manipulate the public markets by disseminating false and misleading statements about the Company, its current officers and directors in certain articles caused to be published by PR Fire Limited. The Company’s outside legal counsel reported the matter to the proper authorities.

On April 24, 2024, the Company, by and through its outside legal counsel, issued a cease and desist notice to certain individuals and entities in participation with a common scheme and acting in concert to financial harm to the Company by privately and publicly disseminating false and misleading statements about the Company, its current officers and directors. The Company’s outside legal counsel reported the matter to the proper authorities.

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

Management’s Report on Internal Control Over Financial Reporting

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. In connection with this Amended Report, our management, with the participation of our Chief Executive Officer, reevaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on such reevaluation, our Chief Executive Officer concluded that, as of the end of the period covered by this Amended Report, our disclosure controls and procedures were still not effective due to the material weaknesses in our internal control over financial reporting with respect to our financial statement close and reporting process, as described further below. As a result of this conclusion, we retained third-party accounting consultants who performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Amended Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. The issues which were identified during the initial and subsequent review continued until the new management team for the company began addressing them in the fall of 2022. Efforts to strengthen and improve internal controls over accounting and financial reporting are ongoing.

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

On July 26, 2023, the Company entered into a credit facility (the “UCIL Credit Facility”), with United Capital Investments London Limited (“UCIL”) which is represented by a loan agreement that included a supplemental credit facility, at the Company’s written request and at UCIL’s sole discretion, for an amount up to a total of $49,000,000 in a supplemental funding (the “Accordion”) with an initial loan tranche of up to $1,000,000. This loan agreement was amended and restated on August 8, 2023 and subsequently amended on August 18, 2023 (as so amended, the “UCIL Loan Agreement”)., UCIL is an entity in which each of Matthew McGahan, the Company’s Chief Executive Officer and Chair of the Company’s Board, and Barney Battles, a member of the Board, have a direct or indirect interest. The decision by the Company to enter into the UCIL Loan Agreement follows, amongst other things, an acknowledgment by the Company that it had not received the requisite funding on a timely basis that it expected from Woodford, despite the Company making several requests to Woodford for said funding under the Woodford Loan Agreement. Moreover, the Board of Directors determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement with UCIL, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued, and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the Woodford Loan Agreement. Given the uncertainty of the continued financing under the Woodford Loan Agreement, the Board of Directors sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement.

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

On February 16, 2024, as reported on form 8-K filed with the SEC on February 22, 2024, Prosperity Investment Management, a multinational investment management firm with offices in Basel, Switzerland, Dubai, UAE, and Miami, Florida, in advance of the completion of their due diligence on the Company, began to fund their commitment to the Company of an investment of $18 million through UCIL’s Amended and Restated Loan Agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth certain information, as of the date of this report, concerning the directors and officers of the Company.

Name	Age	Position
Matthew McGahan	54	Chairman of the Board and Chief Executive Officer
Barney Battles	57	Director
Christopher Gooding	66	Director
Paul S. Jordan	63	Director
Tamer T. Hassan	55	Director
Warren Macal	49	Director
Robert Stubblefield	60	Chief Financial Officer
Gregory Potts	53	Chief Operating Officer

Matthew McGahan has enjoyed a successful and distinguished career in the corporate and philanthropic worlds. Most recently he was appointment as Chairman and CEO of Nasdaq listed, Lottery.com and Vice-President of Sports.com, its wholly owned subsidiary and a leading sports entertainment and media content platform. Appointed interim CEO of Lottery.com in July 2023, and having served as Chairman of the Board since October 2022, McGahan’s leadership is pivotal in steering the company towards new horizons. Born into an entrepreneurial family, Matt’s business acumen was nurtured from a young age. His professional journey began at Guildford Engineering Technology College, setting the stage for a career characterized by strategic foresight and a penchant for turning challenges into opportunities. Joining his family’s venture, Pinewood Motor Group, founded in 1969 by his father, McGahan played a crucial role in introducing Toyota Motor Corporation to the United Kingdom, marking a significant milestone in the country’s automotive industry. McGahan’s entrepreneurial streak led him to establish Magic Automotive Group, which emerged as one of Europe’s largest Harley-Davidson and BMW dealerships. His leadership propelled the company to substantial success until its sale in 2010, reflecting his ability to build and scale businesses successfully.

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

Robert J. Stubblefield has served as the chief financial officer of DeMeta, Inc. since January 2022 and of Regnum Corp. since March 2020. Mr. Stubblefield was the chief financial officer of Wookey Project Corp. and Wookey Search Technologies Corporation from March 2020 to December 2021. Further, Mr. Stubblefield served as a contract chief financial officer of Sherpa Digital Media, Inc. from February 2019 to December 2021. Prior to this role, from October 2017 to December 2019, Mr. Stubblefield served as a consulting chief financial officer for various start-ups and growth companies in the San Francisco Bay Area and has experience in senior finance, accounting, and operations roles in public companies. He has held a CPA License from the state of California since the late 1980’s.

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

Barney Battles has been a member of the Board since October 2022. In 2014, Mr. Battles founded The League of Angels, a network of UHNW international members investing in fast growth British ventures with a global impact and strong corporate values. Mr. Battle is the former co-owner of Jackpot Games, a Maltese online gaming venture that was then sold to a large German Media Group. Additionally, Mr. Battles is the former senior advisor to the Rank Group PLC (LSE: RNK), where he focused on the Grosvenor Casinos and Bingo (a UK-based chain of 53 casinos located in major towns and cities across the UK and 76 bingo clubs located in Belgium, Spain, and the UK). During his time at Grosvenor Casinos and Bingo, Mr. Battles focused on delivering interactive digital gaming formats across their retail footprint. He also has extensive FTSE experience, working as Executive Chairman/CFO in turnaround or high growth sectors and is a former CFO of London’s largest digital agency. Mr. Battles earned a Masters in Computing Science from the University of Aberdeen and was a Scottish Chartered Accountant with Ernst & Young.

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

Paul S. Jordan is a motorsport commercial specialist with extensive international sponsorship, acquisitions and communication skills and experience. With an active career in motorsport that spans more than four decades, Mr. Jordan has held senior positions with the world’s top Formula One Teams and some of most recognizable motorsport brands. Mr. Jordan is chairman of the Company’s audit committee.

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

Warren Macal is the Managing Director at Prosperity Investment Management (“PIM”) and the head of its PIM Motorsport Investment Division. He brings more than 15 years of extensive experience in wealth management and strategic financial planning to the Company. Specializing in the financial needs of high-net-worth individuals and professional athletes, particularly in the motorsports arena, his expertise will be invaluable as Lottery.com Inc. continues to expand its global reach and product offerings and develops its Sports.com brand.

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

Board Composition

Our Board consists of six directors. Each of our current directors will continue to serve as a director until the election and qualification of his successor or until his earlier death, resignation, or removal. The authorized number of directors may be changed by resolution of our Board. Vacancies on our Board may be filled by resolution of our Board.

Our Board consists of Matthew McGahan, Barney Battles, Christopher Gooding, Paul S. Jordan, Tamer T. Hassan and Warren Macal, with Mr. McGahan acting as chairman of the Board.

Our Board has affirmatively determined that each of Messrs. Battles, Gooding, Jordan and Hassan is an “independent director” under the Nasdaq listing rules applicable to board members. For more details, see the section entitled “Independence of our Board.”

Our Board is divided into three classes with only one class of directors being elected in each year, and with each class serving a three-year term:

●	our Class I directors are Mr. Gooding and Mr. Macal, and their terms will expire at the 2026 annual meeting of stockholders;

●	our Class II directors are Mr. Battles and Mr. Jordan, and their terms will expire at the 2024 annual meeting of stockholders; and

●	our Class III directors are Mr. McGahan and Mr. Hassan, and their terms will expire at the 2025 annual meeting of stockholders.

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

The Compensation Committee is responsible for reviewing and overseeing our compensation policies and practices and meets regularly throughout the year to review and discuss, among other items, our compensation philosophy, changes in compensation governance, and compliance rules and best practices. With respect to executive compensation, the Compensation Committee:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers, directors and persons who beneficially own more than 10% of a company’s common stock to file initial reports of ownership (Forms 3) and reports of changes in ownership (Forms 4 and 5) with the SEC. Based solely on our review of copies of such reports and on written representations from our executive officers and directors, we believe that none of our executive officers and directors complied with their Section 16(a) filing requirements during our fiscal year ended December 31, 2023.

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

							Non-Equity
				Stock		Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary(1) ($)	Bonus ($)(3)	Awards(2) ($)		Awards ($)	Compensation ($)	Compensation ($)	Total ($)
Matthew McGahan, CEO	2023	262,302	131,923	—	(4)	—			394,225
Mark Gustavson, Former CEO	2023	140,770	—	—		—	—	—	140,770
Tony DiMatteo, Former CEO	2022	269,231	227,740						496,971
Sohail S. Quraeshi, Former CEO	2022	116,538	—	—		—	—	—	116,538
Robert Stubblefield, CFO	2023	127,678	31,995	72,750					232,423
Edward Moffley, Former CFO	2022	—	—	—		—	—	—	-
Gregory Potts, COO	2023	204,680	4,170	72,750					281,600
Ryan Dickinson, Former CFO and President	2022	250,000	227,740	—					477,740
Harry Dhaliwahl Former Interim CFO	2022		—		__	—	—	117,552	117,552
Matthew Clemenson, Former CRO	2022	250,000	227,740	—		—	—	—	477,740

(1)	Amounts reflect the pro-rated portion of the NEO’s base salary earned during the fiscal year presented based on time in the role.
(2)	USD value of stock awards. Amount represents the aggregate grant date fair value of common stock share awards made to the named executive officer computed in accordance with Financial Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“Topic 718”). As required by SEC rules, awards are reported in the year of grant. For more information, see “Narrative Disclosure to Summary Compensation Table — Supplemental Table” below.
(3)	Refers to any annual bonus, each of which is subject to the approval of the Compensation Committee of the Board.
(4)	125,000 S-8 shares are reserved for later issuance.

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

As a result of the Board’s approval of the Plan, S-8 common stock was awarded to: Matthew McGahan, CEO, who received a 125,000 share common stock grant (not as yet issued), Robert Stubblefield, CFO, received 25,000 shares of common stock and Greg Potts, COO, received 25,000 shares of common stock. Ryan Peterson, EVP of Technology, is to receive 25,000 shares of common stock which are yet to be issued.

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

Retirement Benefits, and Termination and Change in Control Provisions on December 31, 2023 and 2022

There were no pension or retirement benefits pursuant to any existing plan provided or contributed to by the Company or any of its subsidiaries. In addition, there were no termination and change in control provisions in effect for our NEOs.

Outstanding Equity Awards on December 31, 2023

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

DIRECTOR COMPENSATION

On July 14, 2023, our Board approved a Non-Employee Director Compensation program providing for a cash fee of $6,000 USD per month per director ($72,000 USD per year). Such plan is a continuation of the Non-Employee Director Compensation program that was established and approved by the previous Board of Directors. Total cash fees paid to our directors under this program during fiscal 2023 were $60,000 USD.

The following table sets forth the total compensation earned by each of our non-employee directors for their service on the Board during fiscal 2023:

	Directors Fees Earned	Stock Awards	Total
Name(1)	($)(8)	($)	($)(9)
Matthew McGahan (2)	220,579	-0-	220,579
Barney Battles(3)	246,464	-0-	246,464
Christopher Gooding (4)	138,609	-0-	138,609
Paul S. Jordan (5)	146,433	-0-	146,433
Tamer T. Hassan (6)	146,433	-0-	146,433
Nick Kounoupias (7)	41,604	-0-	41,604
Naila Chowdhry (8)	12,000	-0-	12,000

(1)	Represents all non-employee directors who served on our Board during fiscal 2023. Amounts accrued per director each include an $85,000 USD initial fee earned after 3 months of service, which is to be paid in stock.
(2)	Mr. McGahan was appointed to our Board on October 19, 2022, and served as a non-employee director until his initial appointment as Interim CEO, on July 20, 2023. During said time, compensation for Mr. McGahan has been accrued for his service on the Board during fiscal 2022 and 2023 at the rate of $6,000 per month as any other director. No stock was awarded to him pertaining to his role as a non-employee director, stock was only granted in relation to his role as CEO of the Company.
(3)	Mr. Battles was appointed to our Board on November 3, 2022. Compensation for Mr. Battles has been accrued for his service on the Board during fiscal 2022 and 2023 at the rate of $6,000 per month.
(4)	Mr. Gooding was appointed to our Board on August 10, 2023 and compensation for his service has been accrued at the rate of $6,000 per month.
(5)	Mr. Jordan was appointed to our Board on July 20, 2023 and compensation for his service has been accrued at the rate of $6,000 per month.
(6)	Mr. Hassan was appointed to our Board on July 20, 2023 and compensation for his service has been accrued at the rate of $6,000 per month.
(7)	Mr. Kounoupias, appointed an independent outside director on April 4, 2023, resigned from our Board on August 7, 2023. Compensation for his service was accrued at $6,000 per month.
(8)	Ms. Chowdhry, an independent outside director, resigned from our Board on March 9, 2023. Discuss w Amar
(9)	Of the aggregate total accrued for our Board, of the “Fee Earned”, only $60,000 of the accrual was paid on December 18, 2023.

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

As of December 31, 2023, there were 2,596,493 shares of our common stock outstanding. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them:

The amounts and percentages of shares beneficially owned are reported based on SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

DIRECTORS, NAMED EXECUTIVE OFFICERS AND FIVE PERCENT (5%) STOCKHOLDERS (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF COMMON STOCK OUTSTANDING
OFFICERS AND DIRECTORS
Matthew McGahan, CEO, Director	-0-	-0-
Robert Stubblefield, CFO	25,000	.865%
Greg Potts, COO	25,000	.865%
Barney Battles, Director	-0-	-0-
Christopher Gooding, Director	-0-	-0-
Paul S. Jordan, Director	-0-	-0-
Tamer T. Hassan, Director	-0-	-0-
5% STOCKHOLDERS
Matt Clemenson(2)	314,474	10.8%
DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (SEVEN PERSONS)	50,000	1.73%

(1)	The business address of each of these stockholders is c/o Lottery.com Inc., 20808 State Hwy 71 W, Unit B, Spicewood, TX 78669.
(2)	Interests shown are held by MC Holdings, LLC (“MC Holdings”). Mr. Clemenson may be deemed to beneficially own the shares held by MC Holdings.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2023.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation plans approved by security holders(1)	—	—	656,918

(1)	Relates only to the Lottery.com 2021 Incentive Plan.

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

	2022	2023
Audit Fees(1)	$225,000	$100,000
Audit-Related Fees(2)	75,000	75,000
Tax Fees	—	—
All Other Fees(3)	—	—
Total:	$300,000	$175,000

(1)	Audit Fees represent the aggregate fees billed for professional services rendered for the audits of the annual financial statements, for review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q filings; for the audits and reviews of certain of our subsidiaries; and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings. In particular, Yusufali audited the ending Balance Sheet for 2020, audited the amended financial statements for the year ended December 31, 2021 and audited the financial statements for the year ended December 31, 2022 and December 31, 2023. No additional services were required or provided for 2023.

(2)	Audit-Related Fees represent the aggregate fees billed for assurance and other services related to the performance of the audit or review of our consolidated financial statements that are not reported under heading (1) above. These services may include due diligence related to mergers and acquisitions and consultation concerning financial accounting and reporting standards. In particular, Yusufali reviewed the amended financial statements for March 31, 2022, reviewed the financial statements for June 30 and September 20, 2022, and reviewed the financial statements for March 31, 2023, June 30, 2023, and September 30, 2023.

(3)	All Other Fees represent fees billed for all other services.

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

The Company provided Armanino with a copy of the foregoing disclosures and requested that Armanino furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by the Company set forth above. A copy of Armanino’s letter, dated October 7, 2022, was filed as Exhibit 16.1 to the amendment to the October 12, 2022 Form 8-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Amended Report.

(2) Exhibits

The exhibits listed below are filed as part of this Amended Report or incorporated herein by reference to the location indicated.

Exhibit
Number	Description
2.1†	Business Combination Agreement, dated as of February 21, 2021, by and among Trident Acquisitions Corp., Trident Merger Sub II Corp., and AutoLotto, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on February 23, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Lottery.com Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
3.2	Amended and Restated Bylaws of Lottery.com Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
4.1	Warrant Agreement, dated as of May 29, 2018, between TDAC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on June 4, 2018).
4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.1	Letter Agreement among Trident Acquisitions Corp., Trident Acquisitions Corp.’s officers, directors and stockholders (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-223655) filed by Lottery.com with the SEC on May 21, 2018).
10.2	Stock Escrow Agreement between Trident Acquisitions Corp., Continental Stock Transfer & Trust Company and the initial stockholders of Trident Acquisitions Corp (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on June 4, 2018).
10.3	Services Agreement, dated as of March 10, 2020, by and between AutoLotto, Inc. and Master Goblin Games LLC (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.4	Amendment No. 1 to Services Agreement, dated as of June 28, 2021, by and between AutoLotto, Inc. and Master Goblin Games LLC (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.5	Investor Rights Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.12 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.6	Initial Stockholder Forfeiture Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.7#	Employment Agreement, dated as of February 21, 2021, by and between Lawrence Anthony DiMatteo III and AutoLotto, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.8#	Employment Agreement, dated as of February 21, 2021, by and between Matthew Clemenson and AutoLotto, Inc. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.9#	Amendment to Employment Agreement, dated March 23, 2022, by and between Matthew Clemenson and Lottery.com (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.10#	Employment Agreement, dated as of February 21, 2021, by and between Ryan Dickinson and AutoLotto, Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.11#	Amendment to Employment Agreement, dated March 23, 2022, by and between Ryan Dickinson and Lottery.com (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.12#	Employment Agreement, dated as of March 19, 2021, by and between Kathryn Lever and AutoLotto, Inc. (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.13#	Amendment to Employment Agreement, dated as of March 28, 2022, by and between Kathryn Lever and Lottery.com Inc. (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.14#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.15#	AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).

10.16#	Form of Restricted Stock Award Agreement under the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.17#	Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (Reg. No. 333- 257734), filed by Lottery.com with the SEC on October 5, 2021).
10.18#	Form of Option Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.19#	Form of Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.20#	Form of Director Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.21#	Resignation and Release Agreement, dated July 22, 2022, by and between Lottery.com and Lawrence Anthony DiMatteo III (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on July 22, 2022).
10.22#	Consulting Agreement by and between AutoLotto, Inc. dba Lottery.com and Simpexe, LLC, specifically Harry Dhaliwal, dated July 1, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on July 6, 2022).
10.23+	Master Affiliate Agreement, dated as of October 2, 2021 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 16, 2022).
10.24	Loan Agreement (Deed), dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as lender (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K/A filed by Lottery.com with the SEC on May 10, 2023).
10.25	Loan Agreement Deed, Debenture Deed and Securitization, dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as security holder (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K/A filed by Lottery.com with the SEC on May 10, 2023).
10.26*	Amended and Restated Loan Agreement and Deed, dated August 8, 2023, between Lottery.com and United Capital Investments London Limited as lender
10.27**	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited.
10.28	Business Loan Agreement dated January 4, 2022, between AutoLotto, Inc. and The Provident Bank (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 22, 2023).
10.29	$30,000,000 Promissory Note dated January 4, 2022, between AutoLotto, Inc. and The Provident Bank (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 22, 2023).
10.30*	Amendment and Restatement Agreement in respect of Loan Agreement (Deed) dated 7 December 2022, between Lottery.com and Woodford Eurasia Assets Ltd.
10.40*	Lottery.com Inc. 2023 Employees’, Directors’ and Consultant’s Stock Issuance and Option Plan
10.50*	Nook Holdings Share Purchase Agreement
10.51*	Amendment 1 to Nook Holdings Share Purchase Agreement
21.1*	List of Subsidiaries of Lottery.com Inc. (incorporated by reference to Exhibit 21.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Amended Report on Form 10-K/A, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.

†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission. any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K/A Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTTERY.COM INC.

Date: June 3, 2024	By:	/s/ Matthew McGahan
	Name:	Matthew McGahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amended Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew McGahan	Chief Executive Officer	June 3, 2024
Matthew McGahan	(Principal Executive Officer)

/s/ Matthew McGahan	Chairman of the Board	June 3, 2024
Matthew McGahan

/s/ Barney Battles	Director	June 3, 2024
Barney Battles

/s/ Christopher Gooding	Director	June 3, 2024
Christopher Gooding

/s/ Paul S. Jordan	Director	June 3, 2024
Paul S. Jordan

/s/ Tamer T. Hassan	Director	June 3, 2024
Tamer T. Hassan

/s/ Warren Macal	Director	June 3, 2024
Warren Macal

