Form 10-Q/A
period 2024-03-31
Lottery.com Inc.
filed 2024-06-06
CIK 1673481

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

As of May 17, 2024, 4,780,380 shares of common stock, par value $0.001 per share were issued and outstanding.

EXPLANATORY NOTE

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Lottery.com Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (this “Amended Report”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 20, 2024 (the “Original Report”), to amend and revise the following Items of our Original Report:

Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 4. Controls and Procedures

Part II – Item 6. Exhibits

The complete text of those Items is revised in this Amended Report. The other Items of the Original Report have not been amended and, accordingly, have not been repeated in this Amended Report.

The only changes to the Original Report are those related to the matters described below and only in the items listed above. Except as described herein, this Amended Report does not modify, amend or update any of the other financial information or other information contained in the Original Report. In addition, in accordance with SEC rules, this Amended Report includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 32.1. Otherwise, the information contained in this Amended Report is as of the date of the Original Report and does not reflect any information or events occurring after the date of the Original Report. Such subsequent information or events include, among other things, the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Original Report and the information and events described in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on June 3, 2024 (the “Amended Annual Report”). For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Report, which update and supersede certain information contained in the Original Report and this Amended Report.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amended Quarterly Report on Form 10-Q/A (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of Lottery.com Inc. (“Lottery.com”, the “Company”, “we” or “us”). Forward-looking statements appear in a number of places in this Report, including, without limitation, under the heading in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

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

iv

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS

Current assets:
Cash	$84,050	$359,826
Accounts receivable	245,069	24,241
Prepaid expenses	19,044,832	19,020,159
Other current assets	901,042	907,632
Total current assets	20,274,993	20,311,858

Notes receivable	2,000,000	2,000,000
Investments	250,000	250,000
Goodwill	11,227,491	11,227,491
Intangible assets, net	16,399,733	17,681,874
Property and equipment, net	18,488	21,309
Other long-term assets	12,884,686	12,884,686
Total assets	$63,055,391	$64,377,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$7,965,863	$7,991,802
Deferred revenue	330,257	357,143
Notes payable - current	6,726,669	6,026,669
Accrued interest	961,081	858,875
Accrued and other expenses	11,292,243	11,359,616
Other liabilities	1,167,111	1,167,111
Total current liabilities	28,443,224	27,761,216

Long-term liabilities:
Convertible debt, net - non current	-	-
Other long-term liabilities	-	-
Total long-term liabilities	-	-
Commitments and contingencies (Note 13)	-	-
Total liabilities	28,443,224	27,761,216

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 4,728,322 and 2,877,045 issued and outstanding 2024 and December 31, 2023, respectively	4,728	2,877
Additional paid-in capital	273,342,842	269,690,569
Accumulated other comprehensive loss	16,673	(91,667)
Accumulated deficit	(240,815,185)	(235,106,206)
Total Lottery.com Inc. stockholders’ equity	32,549,058	34,495,573
Noncontrolling interest	2,063,109	2,120,429
Total Equity	34,612,167	36,616,002

Total liabilities and stockholders’ equity	$63,055,391	$64,377,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Revenue	$259,319	$620,229
Cost of revenue	83,787	35,147
Gross profit	175,532	585,082

Operating expenses:
Personnel costs	984,679	1,257,434
Professional fees	3,204,048	739,928
General and administrative	296,652	337,328
Depreciation and amortization	1,284,982	1,405,480
Total operating expenses	5,770,361	3,740,170
Loss from operations	(5,594,829)	(3,155,088)

Other expenses
Interest expense	102,217	23
Other expense	52,676	58,871
Total other expenses, net	154,893	58,894

Net loss before income tax	(5,749,722)	(3,213,982)
Income tax expense (benefit)	4,150	-
Net loss	(5,753,872)	(3,213,982)

Other comprehensive loss
Foreign currency translation adjustment, net	102,214	(114,095)
Comprehensive loss	(5,651,658)	(3,328,077)

Net income attributable to noncontrolling interest	(57,321)	67,640
Net loss attributable to Lottery.com Inc.	$(5,708,979)	$(3,260,437)

Net loss per common share
Basic and diluted	$(1.42)	$(1.29)

Weighted average common shares outstanding
Basic and diluted recheck WA shares	4,008,381	2,527,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2024 and 2023

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity

Balance as of December 31, 2022	2,527,045	2,527	267,597,370	(208,187,210)	3,622	59,416,309	2,400,176	61,816,485
Stock based compensation			358,349			358,349		358,349
Other comprehensive loss					(114,095)	(114,095)		(114,095)
Net loss				(3,260,437)		(3,260,437)	(67,640)	(3,328,077)
Balance as of March 31, 2023	2,527,045	$2,527	$267,955,719	$(211,447,647)	(110,473)	$56,400,126	$2,332,536	$58,732,662
Balance as of December 31, 2023	2,877,045	$2,877	$269,690,569	$(235,106,206)	(91,667)	$34,495,573	$2,120,429	$36,616,002

Stock based compensation	1,851,277	1,851	3,652,273			3,745,791		3,745,791
Other comprehensive loss					16,673	16,673		16,673
Net loss				(5,708,979)		(5,708,979)	(57,320)	(5,766,299
Balance as of March 31, 2024	4,728,322	4,728	273,342,842	(240,815,185)	(74,994)	32,549,058	2,063,109	34,612,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Lottery.com Inc.	$(5,708,979)	$(3,260,437)
Adjustments to reconcile net income to net cash used in operating activities:
Loss Attributable to noncontrolling interest	(57,321)	(67,640)
Depreciation and amortization	1,283,558	1,405,601
Stock based compensation expense	3,651,655	358,349

Changes in assets and liabilities:
Accounts receivable	(220,828)	61,790
Prepaid expenses	(24,673)	5,368
Other current assets	6,590	(23,584)
Trade payables	(25,939)	6,351
Accrued and other expenses	(57,373)	448,110
Deferred revenue	(26,886)	(26,786)
Other liabilities	-	-
Accrued interest	102,206	-
Other long-term liabilities	-	125,000
Net cash (used in) provided by operating activities	(1,077,990)	(967,878)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(896)
Purchase of intangibles	-	-
Net cash used in investing activities	-	(896)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	700,000	1,021,016
Net cash (used in) provided by financing activities	700,000	1,021,016
Net effect of exchange rate changes on Cash	102,214	(114,095)
NET CHANGE IN NET CASH AND RESTRICTED CASH	(275,776)	(61,853)
CASH AND RESTRICTED CASH - BEGINNING OF YEAR	359,826	102,766
CASH AND RESTRICTED CASH - END OF PERIOD	$84,050	$40,913
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$23
Taxes paid in cash	$-	$-

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

We determined that our Chief Financial Officer is the Chief Operating Decision Maker, and he uses financial information, business prospects, competitive factors, operating results and other non-U.S. GAAP financial ratios to evaluate our performance, which is the same basis on which our results and performance are communicated to our Board of Directors. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operated as one operating and reportable segment on a consolidated basis for each of the periods presented.

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash holdings are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $19,790 on May 20, 2024 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

Cash and Restricted Cash

As of March 31, 2024 and December 31, 2023, cash was comprised of cash deposits. From time-to-time cash deposits with some banks may exceed federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Prepaid Expenses

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with a third party to provide advertising services and issued equity instruments as compensation for the advertising services (“Prepaid advertising credits”). The Company expenses the service as it is performed by the third party. The value of the services provided were used to value these contracts, except for the year ended December 31, 2021 the Company reserved for potential inability to realize $2,000,000 of prepaid advertising credits in future periods. The current portion of prepaid expenses is included in current assets on the consolidated balance sheets. The Company has remaining prepaid expenses of $19,044,832 and $19,020,159 on March 31, 2024 and December 31, 2023, respectively.

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

Cash	$517,460
Accounts receivable, net	34,134
Prepaids	5,024
Property and equipment, net	2,440
Other assets, net	65,350
Intangible assets	8,590,000
Goodwill	4,940,643
Total assets	$14,155,051

Accounts payable and other liabilities	$(387,484)
Customer deposits	(134,707)
Related party loan	(417,017)
Total liabilities	$(939,208)

Total net assets of Acquirees	$13,215,843

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

The effects of the Reverse Stock Split have been reflected in this Amended Quarterly Report on Form 10-Q/A for all periods presented.

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

Issuance of Common Stock for legal settlement	3,000
Exercise of options (Note 10)	3,006
Restricted stock award	8,224

Total	14,230

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

Common Stock Warrants

The Company did not issue any warrants during the three months ended March 31, 2024 and the year ended December 31, 2023. All 24,415 outstanding warrants are fully vested and have a weighted average remaining contractual life of 2.7 years. The Company did not incur any expense for the three months ended March 31, 2024 or the year ended December 31, 2023.

			Weighted
		Weighted	Average
	Number of Shares	Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	24,415	$0.11	2.82	$1,200,387
Granted	-	-	-	0
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at December 31, 2023	24,415	0.11	1.82	1,200,387
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at March 31, 2024	24,415	$0.11	1.57	$1,200,387

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

2023 Equity Incentive Plan

On October 10, 2023, the Board adopted the Lottery.com 2023 Employees’ Directors’ and Consultants Stock Issuance and Option Plan (the “2023 Plan”) under which 500,000 shares of Class A common stock were initially reserved for issuance. The 2023 Plan allows for the issuance of incentive and non-qualified stock options, and restricted stock. As of December 31, 2023, the Company had awarded 350,000 shares under the 2023 Plan. The company granted an additional 1.85 million fully-vested shares during the quarter ended March 31, 2024.

Stock Options

The Company did not issue any new stock options during the quarter ended March 31, 2024. The following table shows stock option activity for the years ended December 31, 2023 and quarter ended March 31, 2024:

Weighted
				Weighted	Average
	Shares Available for Grant	Outstanding Stock Awards	Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	10,455	17,283	$8.20	2.4	$944,544
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-
Outstanding at March 31, 2024	10,455	17,283	$8.20	2.4	$944,544

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

The Company had restricted stock activity summarized as follows:

	Number of	Weighted Average Grant
	Shares	Fair Value
Outstanding at December 31, 2023	-	$-
Granted	3,101,277	1.40
Vested	3,101,277	1.40
Forfeited/cancelled	-	-
Restricted shares unvested at March 31, 2024	-	$-

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

Leases

The Company leased office space in Spicewood, Texas which expired January 31, 2024 and has continued to utilize that facility on a month-to-month basis with monthly rent of $1,669 per month. Additionally, the Company has leased retail space in Waco, TX which expires on December 31, 2024 with monthly rent of $2,434. For the year ended December 31, 2023, the Company’s total rent expense was approximately $61,960.

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

On April 10, 2024, the company received notification from Nasdaq that the matter surrounding the Company’s deficiency in meeting the minimum $5,000,000 threshold for the Market Value of Publicly Held Shares (“MVPHS”) had been cured and the matter had been closed.

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

The following day, on July 29, 2022, the Company effectively ceased operations (the “Operational Cessation”), when it furloughed the majority of its employees and generally suspended its lottery game sales. The Company’s remaining employees were limited to the heads of the product, information technology and human resources teams as well as the entire legal and compliance team. Within one week, several additional employees were recalled from furlough. All non-furloughed employees were retained, at the discretion of the Company’s then Chief Operating Officer and Chief Legal Officer, to provide the minimal business functions needed to address the Company’s legal and compliance issues and to secure necessary funding to resume the Company’s operations. Only a few of these non-furloughed employees remain active in the efforts to restore Company operations and as of December 31, 2023, there remained approximately $3.85 million in outstanding payroll obligations that remained unpaid.

On September 27, 2022, Armanino resigned as the independent registered public accounting firm of the Company, effective immediately and subsequently, on October 7, 2022, the Audit Committee approved the engagement of Yusufali & Associates, LLC, (“Yusufali”) as the Company’s new independent registered public accounting firm.

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core businesses (as described in more detail under “- Plans for Recommencement of Company Operations” below), and completing and filing the following (i) the restatements of the Company’s 2021 Audit and March 2022 Financials and preparing and filing the Company’s delinquent periodic reports, including Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, which the Company filed on May 10, 2023: (ii) Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022, which the Company filed on May 15, 2023; (iii) the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30, 2022 and September 30, 2022, which the Company filed on May 22 and 24, 2023, respectively; (iv) the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, (v) the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023; (vi) the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023; (vii) the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023; Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023; and (vii) this Amended Report.

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

The effects of the Reverse Stock Split have been reflected in this Amended Quarterly Report on Form 10-Q/A for all periods presented.

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

The WinTogether platform continued operating after the Operational Cessation, until all sweepstakes campaigns were completed, and all prizes awarded. On March 29, 2023, the board of directors of WinTogether voted to suspend its relationship with the Company. The suspension of the relationship was rescinded by the WinTogether board on November 16, 2023

Current Operations compare

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and March 31, 2023, respectively.

For the three months Ended March 31, 2024 and 2023

	March 31,
	2024	2023	$ Change	% Change

Revenue	$259,319	$620,229	(360,910)	-58%
Cost of revenue	83,787	35,147	48,640	138%
Gross profit	175,532	585,082	(409,550)	-70%

Operating expenses:
Personnel costs	984,679	1,257,434	(272,755)	-22%
Professional fees	3,204,048	739,928	2,464,120	333%
General and administrative	296,652	337,328	(40,676)	-12%
Depreciation and amortization	1,284,982	1,405,480	(120,498)	-9%
Total operating expenses	5,770,361	3,740,170	2,030,191	54%
Loss from operations	(5,594,829)	$(3,155,088)	2,439,741	77%

Other expenses
Interest expense	102,217	23	102,194	%
Other (income) expense	52,676	58,871	(6,195)	-11%
Total other expenses, net	154,893	58,894	95,999	163%

Net loss before income tax	$(5,749,722)	$(3,213,982)	2,535,740	79%
Income tax expense (benefit)	4,150	-	4,150	-%
Net loss	(5,753,872)	(3,213,982	2,539,890	155%

Revenue.

Revenue. Revenue for the three months ended March 31, 2024 was $259 thousand, a decrease of $361 thousand, or 58%, compared to revenue of $620 thousand for the three months ended March 31, 2023. Revenue from the TinBu subsidiary is approximately $320,000 lower for the three months ended March 31, 2024 than for the three months ended March 31, 2023. It appears that revenue from the TinBu subsidiary has begun to decline from pre–Operational Cessation levels. However, part of this difference may be due to timing and may be at least partially made up in the second quarter of 2024.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the three months ended March 31, 2024 was $84 thousand, an increase of $49 thousand, or 138%, compared to cost of revenue of $35 thousand for the three months ended March 31, 2023. The increase in cost of revenue was driven by increases of approximately $20 thousand each for JuegaLotto and Aganar.

Gross Profit. Gross profit for the three months ended March 31, 2024 was $175 thousand compared to $585 thousand for the three months ended March 31, 2023, a decrease of $410 thousand, or 70%. This decrease was primarily due to lower revenue in the first quarter of 2024 as compared to the same period in 2023 and the increase in cost of revenue described above.

Operating Costs and Expenses.

For the three months Ended

	March 31,
	2024	2023	$ Change	% Change

Operating expenses:
Personnel costs	984,679	1,257,434	(272,755)	-22%
Professional fees	3,204,048	739,928	2,464,120	333%
General and administrative	296,652	337,328	(40,676)	-12%
Depreciation and amortization	1,284,982	1,405,480	(120,498)	-9%

Total operating expenses	5,770,361	3,740,170	2,030,191	-54%
Loss from operations	(5,594,829)	$(3,155,088)	2,439,741	-45%

Operating expenses for the three months ended March 31, 2024 were $5.8 million, an increase of $2.1 million, or 54%, compared to $3.7 million for the three months ended March 31, 2023. The increase was primarily driven by an increase of $2.5 million in professional fees accompanied by decreases in general and administrative expenses and depreciation and amortization of $393 thousand. Reasons for these decreases are described below.

Personnel Costs. Personnel costs were $985 thousand for the three months ended March 31, 2024, a decrease of $273 thousand from $1.3 million for the three months ended March 31, 2023. The composition of the team is different for the three months ended March 31, 2024 than it was for the three months ended March 31, 2023, resulting in lower costs.

Professional Fees. Professional fees increased by $2.5 million or 333%, from $740 thousand for the three months ended March 31, 2023 to $3.2 million for the three months ended March 31, 2023. The increase was primarily due to payments made to outside attorneys, other consultants, and directors in the three months ended March 31, 2024. Activity levels for the business and these expenses were lower for the same period in 2023.

General and Administrative. General and administrative expenses were essentially the same for the three months ended March 31, 2024 and March 31, 2023.

Depreciation and Amortization. Depreciation and amortization decreased $120 thousand, or 9%, from $1.4 million for the three months ended March 31, 2024 to $1.3 million for the three months ended March 31, 2023. The decrease was primarily driven by write-offs to intangible assets related to Global Gaming for the year ended December 31 2023 as well as another intangible asset becoming fully amortized at the end of 2023 - - both of which resulted in lower amortization expense for the three months ended March 31, 2024.

Other (Income) Expense, Net.

For the three months Ended

	March 31,
	2024	2023	$ Change	% Change

Other expenses
Interest expense	102,217	23	102,194	%
Other (income) expense	52,576	58,871	(6,195)	-11%
Total other expenses, net	154,893	58,894	95,999	163%

Interest Expense. Interest expense for the three months ended March 31, 2024 was $102 thousand vs interest expense of $0 for 2023, an increase of $102 thousand. Interest expense in 2024 relates to the convertible notes from Woodford, UCIL, and Univest. In 2023, the company was working to meet tight deadlines to regain compliance with reporting requirements and inadvertently missed accruing interest in the first quarter. Interest accruals for 2023 were corrected in subsequent quarters.

Other (Income) Expense. Was essentially the same for the three months ended March 31, 2024 and 2023.

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

Woodford filed an additional action in the United States District Court for the District of Delaware on February 14, 2024 in Case No. 23-1317-GBW. Woodford subsequently filed a Notice of Voluntary Dismissal Without Prejudice, which stated that Woodford provides notice of dismissal of all claims without prejudice against Defendants Lotttery.com and its directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amendment and Restatement Agreement in respect of Loan Agreement (Deed), dated as of June 12, 2023, between Lottery.com and Woodford Eurasia Assets Ltd. (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on June 15, 2023).
10.2	Loan Agreement, dated as of July 26, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 1, 2023).
10.3	Amended and Restated Loan Agreement, dated as of August 8, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on August 22, 2023).
10.4	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 24, 2023).
10.5*	Entry into Stock Purchase Agreement for the Acquisition of Nook Holdings Limited
10.6	Lottery.com Inc. 2023 Employees’, Directors’ and Consultant’s Stock Issuance and Option Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 filed by Lottery.com with the SEC on October 11, 2023).
10.40*	Lottery.com Inc. 2023 Employees’, Directors’ and Consultant’s Stock Issuance and Option Plan
10.50*	Nook Holdings Share Purchase Agreement
10.51*	Amendment 1 to Nook Holdings Share Purchase Agreement
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Amended Quarterly Report on Form 10-Q/A included in the Exhibit 101 Inline XBRL Document Set

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

Dated: June 6, 2024

