Form 10-Q
period 2024-06-30
Lottery.com Inc.
filed 2024-08-19
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the quarterly period ended June 30, 2024

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

As of August 19, 2024, 9,228,154 shares of common stock, par value $0.001 per share were issued and outstanding.

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

●

Our obligations under certain loan agreements are secured by a first priority security interest in substantially all of our assets and if we were to default, we could be required to curtail or abandon our business plans and operations.

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

iv

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets:
Cash	$27,952	$359,826
Accounts receivable	240,135	24,241
Prepaid expenses	19,049,284	19,020,159
Other current assets	1,169,083	907,632
Total current assets	20,486,454	20,311,858

Notes receivable	2,000,000	2,000,000
Investments	250,000	250,000
Goodwill	11,227,491	11,227,491
Intangible assets, net	15,226,072	17,681,874
Property and equipment, net	15,350	21,309
Other long-term assets	12,884,686	12,884,686
Total assets	$62,090,053	$64,377,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$8,076,646	$7,991,802
Deferred revenue	303,572	357,143
Notes payable - current	6,991,654	6,026,669
Accrued interest	1,075,244	858,875
Accrued and other expenses	11,782,534	11,359,616
Other liabilities	1,167,111	1,167,111
Total current liabilities	29,396,761	27,761,216

Long-term liabilities:
Convertible debt, net - non current	-	-
Other long-term liabilities	-	-
Total long-term liabilities	-	-
Commitments and contingencies (Note 13)	-	-
Total liabilities	29,396,761	27,761,216

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 7,446,972 and 2,877,045 issued and outstanding June 30, 2024 and December 31, 2023, respectively	7,447	2,877
Additional paid-in capital	277,489,875	269,690,569
Accumulated other comprehensive loss	(51,595)	(91,667)
Accumulated deficit	(246,784,505)	(235,106,206)
Total Lottery.com Inc. stockholders’ equity	30,661,222	34,495,573
Noncontrolling interest	2,032,070	2,120,429
Total Equity	32,693,292	36,616,002

Total liabilities and stockholders’ equity	$62,090,053	$64,377,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$256,997	$655,344	$516,317	$1,275,573
Cost of revenue	45,570	95,683	129,357	130,830
Gross profit	211,427	559,661	386,960	1,144,743

Operating expenses:
Personnel costs	1,789,986	1,306,007	2,774,665	2,563,441
Professional fees	2,305,847	1,112,310	5,509,896	1,852,238
General and administrative	674,543	964,502	971,194	1,301,830
Depreciation and amortization	1,330,745	1,392,158	2,615,728	2,797,638
Total operating expenses	6,101,121	4,774,977	11,871,483	8,515,147
Income (loss) from operations	(5,889,694)	$(4,215,316)	(11,484,523)	$(7,370,404)

Other expenses
Interest (income) expense	121,815	41,142	224,031	41,165
Other (income) expense	(43,992)	(399)	8,684	58,472
Total other expenses (income), net	77,823	40,743	232,715	99,637

Net loss before income tax	$(5,967,517)	$(4,256,059)	$(11,717,238)	$(7,470,041)
Income tax expense (benefit)	4,150	-	8,300
Net loss	(5,971,667)	(4,256,059)	(11,725,538)	(7,470,041)

Other comprehensive loss
Foreign currency translation adjustment, net	46,971	(34,256)	149,185	(148,351)
Comprehensive loss	(5,924,696)	(4,290,315)	(11,576,353)	(7,618,392)

Net income attributable to noncontrolling interest	(44,625)	72,227	(101,946)	139,867
Net loss attributable to Lottery.com Inc.	(5,969,321)	(4,218,088)	(11,678,299)	(7,478,525)

Net loss per common share
Basic and diluted	$(1.47)	$(1.67)	$(2.65)	$(2.96)

Weighted average common shares outstanding
Basic and diluted	4,068,795	2,527,045	4,408,843	2,527,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2024 and 2023

						Total
					Accumulated	AutoLotto
			Additional		Other	Inc.		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2022	2,527,045	2,527	267,597,370	(208,187,210)	3,622	59,416,309	2,400,176	61,816,485
Stock based compensation			358,349			358,349		358,349
Other comprehensive loss					(114,095)	(114,095)		(114,095)
Net loss				(3,260,437)		(3,260,437)	(67,640)	(3,328,077)
Balance as of March 31, 2023	2,527,045	$2,527	$267,955,719	$(211,447,647)	(110,473)	$56,400,126	$2,332,536	$58,732,662

Stock based compensation			358,349			358,349		358,349
Other comprehensive loss					(32,256)	(34,256)		(34,256)
Net loss				(4,218,088)		(4,218,088)	(72,226)	(4,290,314)

Balance as of June 30, 2023	2,527,045	2,527	268,314,068	(215,665,735)	(144,729)	52,506,131	2,260,310	54,766,441

Balance as of December 31, 2023	2,877,045	$2,877	$269,690,569	$(235,106,206)	(67,024)	$34,520,216	$2,120,429	$36,640,645
Stock based compensation	1,851,277	1,851	3,652,273			3,704,475		475
Other comprehensive loss					16,673	16,673		16,673
Net loss				(5,708,979)		(5,708,979)	(43,735)	(5,752,7149
Balance as of March 31, 2024	4,728,322	4,728	273,342,842	(240,815,185)	(50,351)	32,532,385	2,076,694	34,609,079

Stock based compensation	2,613,210	2,613	4,009,542			(4,012,156)		(4,012,156)
Conversion of Debt to Stock	105,440	105	137,491			137,596		137,596
Other comprehensive loss					(51,595)	(51,595)		(51,595)
Net loss				(5,969,3200)		(5,969,320)	(44,624)	(6,013,944)
Balance as of June 30, 2024	7,446,972	7,447	277,489,875	(246,784,505)	(101,946)	30,661,222	2,032,070	32,693,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Lottery.com Inc.	$(11,678,299)	$(7,478,525)
Adjustments to reconcile net income to net cash used in operating activities:
Loss Attributable to noncontrolling interest	(88,359)	(139,866)
Depreciation and amortization	2,615,728	2,796,518
Common stock granted for compensation and as payment in lieu of cash payments for accrued liabilities	7,530,796	716,699

Changes in assets and liabilities:
Accounts receivable	(215,894)	39,165
Prepaid expenses	(29,125)	17,158
Other current assets	(261,451)	(41,630)
Trade payables	84,844	186,659
Accrued and other expenses	432,918	2,639,404
Deferred revenue	(53,571)	(53,572)
Other liabilities	-	616,556
Accrued interest	216,369	528
Other long-term liabilities	-	125,000
Net cash (used in) provided by operating activities	(1,446,044)	(575,962)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Purchase of intangibles	-	-
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	964,985	675,906
Net cash (used in) provided by financing activities	964,985	675,906
Net effect of exchange rate changes on Cash	149,185	(148,351)
NET CHANGE IN NET CASH AND RESTRICTED CASH	(331,874)	(48,407)
CASH AND RESTRICTED CASH - BEGINNING OF YEAR	359,826	102,766
CASH AND RESTRICTED CASH - END OF PERIOD	$27,952	$54,359
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2024

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

On July 28, 2022, the Board determined that the Company did not currently have sufficient financial resources to fund its operations or pay certain existing obligations, including its payroll and related obligations and effectively ceased its operations furloughing certain employees effective July 29, 2022 (the “Operational Cessation”). Subsequently, the Company has had minimal day-to-day operations and has primarily focused on restarting certain aspects of its core businesses (the “Plans for Recommencement of Company Operations”).

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

In connection with the Company’s Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $247 million and working capital of approximately negative $8.9 million on June 30, 2024. For the quarter ended June 30, 2024, the company sustained a loss of $5.9 million. For the year ending December 31, 2023 the company sustained a net loss of $25.5 million. The Company sustained a loss from operations of $60.0 million and $53.0 million for the years ending December 31, 2022, and 2021, respectively. Subsequently, the Company sustained additional operating losses and anticipates additional operating losses for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities almost exclusively from debt and equity financing. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt. Although Management believes that it will be able to continue to raise funds by sale of its securities to provide the additional cash needed to meet the Company’s obligations as they become due beginning with a loan agreement the Company entered into with United Capital Investments Ltd. (“UCIL”) on July 21, 2023, the Plans for Recommencement of Company Operations require substantial funds to implement and there is no assurance that the Company will be able to continue raising the required capital.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements depends on its ability to execute the business plan for the relaunch of its core business, the successful monetization of Sports.com, and keeping expenditures in line with available operating capital. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash holdings are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $12,970 on June 30, 2024 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

Foreign currency translation

Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using period-end exchange rates. Sales, costs and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss).

Cash and Restricted Cash

As of June 30, 2024 and December 31, 2023, cash was comprised of cash deposits. From time-to-time cash deposits with some banks may exceed federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of June 30, 2024 and December 31, 2023.

Accounts Receivable

The Company through its various merchant providers pre-authorizes forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and does not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, which are its customers, in the normal course of business. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. The Company increased its allowance for uncollectible receivables as of June 30, 2024 by $6,750. At June 30, 2024 and December 31, 2023 the allowance for uncollectible receivables was $104,270 and  $97,520, respectively. The Company has not incurred bad debt expense historically.

Prepaid Expenses

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with a third party to provide advertising services and issued equity instruments as compensation for the advertising services (“Prepaid advertising credits”). The Company expenses the service as it is performed by the third party. The value of the services provided were used to value these contracts, except for the year ended December 31, 2021 the Company reserved for potential inability to realize $2,000,000 of prepaid advertising credits in future periods. The current portion of prepaid expenses is included in current assets on the consolidated balance sheets. The Company has remaining prepaid expenses of $19,049,284 and $19,020,159 on June 30, 2024 and December 31, 2023, respectively.

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

Pursuant to the terms of the Business Combination Agreement, the holders of issued and outstanding shares of AutoLotto immediately prior to the Closing (the “Sellers”) were entitled to receive up to 300,000 additional shares of Common Stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “TDAC Founders”) were also entitled to receive up to 200,000 additional shares of Common Stock (the “TDAC Founder Earnout Shares” and, together with the Seller Earnout Shares, the “Earnout Shares”). One of the earnout criteria had not been met by the December 31, 2021 deadline thus no earnout shares were granted specific to that criteria. 150,000 of the Seller Earnout Shares and 100,000 TDAC Founder Earnout Shares were still eligible Earnout Shares until December 31, 2022. The criteria were not met by December 31, 2022 and those earnout shares were not granted. All of the potential earnout shares were forfeited as of December 31, 2022.

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

Following are details of the purchase price allocated to the intangible assets acquired.

Category	Fair Value

Customer relationships	$410,000
Gaming licensees	4,020,000
Trade names and trademarks	2,540,000
Technology	1,620,000

Total Intangibles	$8,590,000

Note 4. Property and Equipment, net

Property and equipment, net as of June 30, 2024 and December 31, 2023, consisted of the following:

	June 30, 2024	December 31, 2023

Computers and equipment	$124,678	$124,199
Furniture and fixtures	16,898	16,898
Software	2,026,201	2,026,200
Property and equipment	2,168,297	2,167,297
Accumulated depreciation	(2,152,947)	(2,145,988)
Property and equipment, net	$15,350	$21,309

Depreciation expense for the three months ended June 30, 2024 was $2,831 and was $11,825 for the three months ended June 30, 2023.

Note 5. Prepaid Expenses

Prepaid expenses consist primarily of advertising credits from two top tier media organizations that operate in the United States. The advertising credits were obtained in return for warrants, shares of common stock and shares of preferred stock. The agreements do not specify a time period for utilizing these credits and there is no requirement to provide cash or other consideration in connection with utilizing them. The balance can be utilized at any time at the mutual consent of the parties. The Company expects to begin utilizing these credits in the second half of 2024 and anticipates fully utilizing all of them by the end of 2025. Accordingly, they are presented as current assets.

Note 6. Notes Receivable

On March 22, 2022, the Company entered into a three-year secured promissory note agreement with a principal amount of $2,000,000. The note bears simple interest at the rate of approximately 3.1% annually, due upon maturity of the note. The note is secured by all assets, accounts, and tangible and intangible property of the borrower and can be prepaid any time prior to its maturity date. As of June 30, 2024, the entire $2,000,000 in principle was outstanding.

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

Note 8. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	June 30, 2024				December 31, 2023
		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,350,000	$(1,118,889)	$231,111	$1,350,000	$(1,006,389)	$343,611
Trade name	6 years	2,550,000	(1,698,265)	851,735	2,550,000	(1,555,925)	994,075
Technology	6 years	3,050,000	(2,467,278)	582,722	3,050,000	(2,257,205)	792,795
Software agreements	6 years	14,450,000	(10,092,500)	4,357,500	14,450,000	(8,791,944)	5,658,056
Gaming license	6 years	4,020,000	(2,010,000)	2,010,000	4,020,000	(1,675,000)	2,345,000
Internally developed software	2 - 10 years	2,904,473	(861,169)	2,043,304	2,192,050	(737,053)	2,167,420
Domain name	15 years	6,935,000	(1,785,250)	5,149,750	6,935,000	(1,554,083)	5,380,917
		$35,259,473	$(20,033,351)	$15,226,071	$34,547,050	$(17,577,599)	$17,681,874

Amortization expense with respect to intangible assets for the three months ended June 30, 2024 and 2023 totaled $1,327,914 and $1,381,536, respectively, and for the six months ended June 30, 2024 and 2023 totaled $2,610,050 and $2,762,5671, respectively, which is included in depreciation and amortization in the Statements of Operations. The Company determined that there was an impairment of long-lived assets of $412,450 during the year ended December 31, 2022, which relates to a project no longer being pursued by the Company. In connection with the annual review of goodwill and intangibles for the year ended December 31, 2023, the Company determined that it was necessary to write down goodwill by $5,650,000 for TinBu and $1,060,200 for Global Gaming. The total impairment charges related to goodwill were $6,710,200 for the year ended December 31, 2023. It was also determined that there was impairment of certain intangible assets related to Global Gaming. As a result, for the year ended December 31, 2023 the Company recorded impairment charges of $488,300 to trade names and trademarks and $311,500 to technology acquired from Global Gaming. The total impairment charges to intangible assets for the year ended December 31, 2023 were $798,800.

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
2024	$3,461,286
2025	4,509,655
2026	1,557,322
2027	692,380
Thereafter	5,005,428
$15,226,071

The Company had software development costs of $476,850 related to projects not placed in service as of both June 30, 2024 and December 31, 2023, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

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

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties verbally agreed to extend the maturity of the notes to December 31, 2021. As of both December 31, 2023 and December 31, 2022, the balance due on these notes was $771,500. The Company could not prepay the loan without consent from the noteholders. As of December 31, 2021, there were no Qualified Financing events, that trigger conversion, this included the TDAC combination. As of both June 30, 2024, and December 31, 2023 the remaining outstanding balance of $771,500 relates to notes that are no longer convertible which have been reclassified to Notes Payable as per the agreement. Accrued interest on the Series A notes payable was $318,909  on June 30, 2024.

Series B Notes

From November 2018 to December 2020, the Company entered into multiple Convertible Promissory Note agreements with unaffiliated investors for an aggregate amount of $8,802,828. The notes bear interest at 8% per year, are unsecured, and were due and payable on dates ranging from December 2020 to December 2021. For those notes maturing on or before December 31, 2020, the parties entered into amendments in February 2021 to extend the maturity of the notes to December 21, 2021. The Company could not prepay the loans without consent from the noteholders.

During the year ended December 31, 2021, the Company entered into multiple Convertible Promissory Note agreements with unaffiliated investors for an aggregate amount of $38,893,733. The notes bear interest at 8% per year, are unsecured, and are due and payable on dates ranging from December 2021 to December 2022. The Company could not prepay these loans without consent from the noteholders. As of December 31, 2021, the Series B Convertible Notes had a balance of $0.

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

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 488,226 shares of Lottery.com common stock after accounting for the 1:20 reverse stock split that took place on August 9, 2023. As of December 31, 2023, the remaining notes comprising the outstanding balance of $185,095 are no longer convertible and have been reclassified to notes payable. See Note 9 Accrued interest on this note payable as of June 30, 2024 was $68,491.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments were deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of both June 30, 2024 and December 31, 2023, the balance of the loan was $150,000. As of June 30, 2024, the accrued interest on this note was $5,626.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at a variable rate, are unsecured, and the parties have verbally agreed the notes would be due upon a qualifying financing event. As of both June 30, 2024 and December 31, 2023, the balance of the loans totaled $13,000, respectively.

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

As of both June 30, 2024 and December 31, 2023, the balance of the notes was $2,336,081. Accrued interest on these notes was $296,112 on June 30, 2024.

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

The effects of the Reverse Stock Split have been reflected in this Amended Quarterly Report on Form 10-Q for all periods presented.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of June 30, 2024, there were no shares of preferred stock issued and outstanding.

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

As of June 30, 2024 and December 31, 2023, 7,446,972 and 2,877,045 shares of Common Stock, post reverse stock split, respectively, were outstanding. During the three months ended June 30, 2024, the Company issued the following shares of common stock.

Schedule of Common Stock
Issuance of Common Stock Stock for compensation and as payment in lieu of cash payments for accrued liabilities	2,564,492
Exercise of options (Note 10)	48,718
Issuance of Common Stock converted for Convertible Note	105,440

Total	2,718,650

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

After giving effect to the Business Combination, and as of June 30, 2024 there were Public Warrants outstanding for the issuance of 1,006,250 shares of common stock of the Company, which total includes previously issued warrants of AutoLotto, now warrants of Lottery.com Inc., which are exercisable for the purchase of an aggregate of 19,784 shares of common stock of the Company.

Private Warrants

Private warrants of TDAC issued before the business combination were forfeited and did not transfer to the surviving entity.

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 87,500 Units exercisable at $240.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of the Business Combination. The 87,500 Units represents the right to purchase 87,500 shares of common stock and 87,500 warrants to purchase 87,500 shares of common stock. The unit purchase option, which was exercisable for cash or on a cashless basis, at the holder’s option, expired on May 29, 2023. The Units issuable upon exercise of this option were identical to those offered by Lottery.com. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Business Combination resulting in a charge directly to stockholders’ equity. As of December 31, 2023 all of the 87,500 Units were forfeited.

Common Stock Warrants

The Company did not issue any warrants during the three months ended June 30, 2024. All 24,415 outstanding warrants are fully vested and have a weighted average remaining contractual life of 1.32 years. The Company did not incur any expense for the three months ended June 30, 2024.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2023	24,415	0.11	1.82	1,200,387
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at June 30, 2024	24,415	$0.11	1.32	$1,200,387

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

Note 11. Stock-based Compensation

Expense 2015 Stock Option Plan

Prior to the closing of the Business Combination, AutoLotto had the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (the “2015 Plan”) in place. Under the 2015 Plan, incentive stock options may be granted at a price not less than fair market value of the common stock (110% of fair value to holders of 10% or more of voting stock). If the Common Stock is at the time of grant listed on any Stock Exchange, then the Fair Market Value shall be the closing selling price per share of Common Stock on the date in question on the Stock Exchange, as such price is officially quoted in the composite tape of transactions on such exchange and published in The Wall Street Journal. If there is no closing selling price for the Common Stock on the date in question, then the Fair Market Value shall be the closing selling price on the last preceding date for which such quotation exists. If the Common Stock is at the time not listed on any Stock Exchange, then the Fair Market Value shall be determined by the Board of Directors or the Committee acting in its capacity as administrator of the Plan after taking into account such factors as the Plan Administrator shall deem appropriate. The maximum number of shares of Common Stock which may be issued over the term of the Plan shall not exceed Twenty-Two Thousand Five Hundred (22,500). Options are exercisable over periods not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of voting stock) from the date of grant. Shares of Common Stock issued under the Stock Issuance Program may, in the discretion of the Plan Administrator, be fully and immediately vested upon issuance or may vest in one or more instalments over the Participant’s period of Service or upon attainment of specified performance objectives. The Plan Administrator may not impose a vesting schedule upon any option grant or the shares of Common Stock subject to that option which is more restrictive than twenty percent (20%) per year vesting, with the initial vesting to occur not later than one (1) year after the option grant date. However, such limitation shall not be applicable to any option grants made to individuals who are officers of the Corporation, non-employee Board members or independent consultants.

2021 Equity Incentive Plan

In connection with the Business Combination, our board of directors adopted, and our stockholders approved, the Lottery.com 2021 Incentive Award Plan (the “2021 Plan”) under which 616,518 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 by a number of shares of Company common stock equal to five percent (5%) of the total outstanding shares of Company common stock on the last day of the prior calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no such increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Company common stock than would otherwise occur pursuant to the preceding sentence. As of June 30, 2024, the Company has not granted awards under the 2021 Plan.

2023 Equity Incentive Plan

On October 10, 2023, the Board adopted the Lottery.com 2023 Employees’ Directors’ and Consultants Stock Issuance and Option Plan (the “2023 Plan”) under which 500,000 shares of Class A common stock were initially reserved for issuance. The 2023 Plan allows for the issuance of incentive and non-qualified stock options, and restricted stock. As of December 31, 2023, the Company had awarded 350,000 shares under the 2023 Plan. The company granted an additional 1.85 million fully-vested shares during the quarter ended March 31, 2024 and 2,669,232 shares during the quarter ended June 30, 2024.

Stock Options

The Company did not issue any new stock options during the quarter ended June 30, 2024. The following table shows stock option activity for the year ended December 31, 2023 and quarter ended June 30, 2024:

Weighted
				Weighted	Average
	Shares	Outstanding	Average	Remaining	Aggregate
	Available	Stock	Exercise	Contractual	Intrinsic
	for Grant	Awards	Price	Life (years)	Value
Outstanding at December 31, 2023	10,455	17,283	$8.20	2.4	$944,544
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-
Outstanding at June 30, 2024	10,455	17,283	$8.20	1.9	$944,544

Restricted awards

The Company awards restricted stock to employees, directors, and certain outside consultants from time to time which are granted with various vesting terms including immediate vesting, service-based vesting, and performance-based vesting. In accordance with ASC 718, the Company has classified the restricted stock as equity.

For such issuances, the measurement date is the date of grant, and the Company recognizes compensation expense for the grant of the restricted shares, over the service period for the restricted shares that vest over a period of time and for performance-based vesting awards, the Company recognizes the expense when management believes it is probable the performance condition will be achieved. As of June 30, 2024 and December 31, 2023, unrecognized stock-based compensation associated with the restricted stock awards is $0 and $0 respectively.

The Company had restricted stock activity summarized as follows:

		Weighted
		Average
	Number of	Grant
	Shares	Fair Value
Outstanding at December 31, 2023	-	$-
Granted	3,101,277	1.40
Vested	3,101,277	1.40
Forfeited/cancelled	-	-
Restricted shares unvested at March 31, 2024	-	-
Granted **	2,669,932	1.05
Vested **	2,669,932	1.05
Forfeited/cancelled	-
Restricted shares unvested at June 30, 2024	-	$-

** Of the shares granted during the quarter ending June 30, 2024 approximately 1.75M shares were granted in lieu of making cash payments to satisfy accrued liabilities and approximately 900K shares were issued to compensate for consulting services incurred during the quarter.

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

Note 13. Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2024 and December 31, 2023.

Digital Securities

In 2018, the Company commenced an offering and issuance (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of the net raffle revenue of LDC Crypto Universal Public Company Limited (“LDC”). The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of LDC or the Company nor do they otherwise hold any rights that a holder of equity securities of LDC or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net raffle revenue. If the net raffle revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any raffle sweepstakes of LDC for such period. For the years ended December 31, 2023 and December 31, 2022, the company did not incur any obligations to the holders of the outstanding Digital Securities. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company did not satisfy any of those obligations during the three months ended June 30, 2024 or the years ended December 31, 2023, 2022, or 2021.

Leases

The Company leased office space in Spicewood, Texas which expired January 31, 2024 and has continued to utilize that facility on a month-to-month basis with monthly rent of $1,669 per month. Additionally, the Company has leased retail space in Waco, TX which expires on December 31, 2024 with monthly rent of $2,434. For the three months ended June 30, 2024, and 2023 rent expense was $12,309 and   $12,309, respectively.

As of June 30, 2024, future minimum rent payments due under non-cancellable leases with initial are as follows:

Years ending December 31,	Amount
2024	14,604
Thereafter	-
$14,604

Litigation and Other Loss Contingencies

As of June 30, 2024, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Part II, Item 1 for additional information.

Note 14. Related Party Transactions

The Company has entered into transactions with related parties. The Company regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with nonrelated parties.

During the year ended December 31, 2020, the Company entered into borrowing arrangements with the individual founders to provide operating cash flow for the Company. The Company paid $4,700 during 2021 and the outstanding balance was $13,000 on June 30, 2024 and December 31, 2023.

During the years ended December 31, 2021 and 2020, the Company entered into a services agreement with Master Goblin Games, LLC (“Master Goblin Games”), an entity owned by Ryan Dickinson, a former officer of the Company, to facilitate the establishment of receipt of retail lottery licenses in certain jurisdictions. As of June 30, 2024 and December 31, 2023, the Company had no outstanding related party payables.

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

Note 16. Subsequent Events

On July 19, 2024, the Company received notice that the Tinbu Plaintiff’s requested a voluntary dismissal of their claims. The Tinbu Complaints have been voluntarily dismissed without prejudice by the District Court of Appeal of the State of Florida Second District and the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, indicating that no further action will be pursued by the plaintiffs in Florida State Court at this time. The District Court of Appeals also denied the Tinbu Plaintiff’s motion for attorney’s fees and costs.

On August 14, 2024, the Company announced that it would close on the acquisition of SportLocker.com on September 1, 2024. SportLocker has already been rebranded as Sports.com, and is now set to develop a premier platform for sports fans worldwide over the course of 2024/25. Sports.com is fast becoming a digital sports entertainment platform, introducing an immersive experience that combines innovative technology, expansive content, and community-driven features.

Also on August 14, 2024, the Company announced that its subsidiary, Sports.com, has expanded its partnership with Bango PLC (AIM: BGO), (“Bango”), the global leader in subscription bundling and digital commerce solutions. The partnership is designed to expand Sports.com's reach to new markets worldwide through Bango’s extensive international distribution network. Sports.com had already successfully completed its integration with Bango's Digital Vending Machine®, which allows for seamless distribution of its sports content platform to millions of potential new users globally. The partnership targets the launch of Sports.com into 40 markets, focusing primarily on North America and Europe, with additional expansions into 5-6 markets across Latin America and the Asia Pacific region. The priority markets identified include the US, UK, Ireland, Chile, and Mexico, where the Company expects to see substantial engagement from sports fans.

On August 16, 2024 the company received and processed a conversion notice from United Capital Investments London Limited for conversion of $682,858.98 and accrued interest of $67,141.02 for a total of $750,000 at an adjusted conversion price based on market conditions.

Between the Balance Sheet date and the filing of this report, the Company also received and processed conversion notices from certain other holders of convertible notes with cumulative principal of $635,000, and cumulative interest of $32,202.77 for a total of $667,202.77.

The accounting effect of the conversions described above will be to decrease the balance of convertible notes by $1,317,859 and decrease accrued interest by $99,343.79 with a corresponding increase in stockholder’s equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the related notes appearing elsewhere in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those expressed or implied in such forward-looking statements as a result of various factors, including those set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included herein and the sections entitled “Risk Factors” included in this Report and in our Annual Report on Form 10-K/A for the year ended December 31, 2023 (our “Annual Report”).

Overview

During FY 2023, the Company addressed legacy issues while successfully regaining full compliance with Nasdaq’s continued listing rules and restarting operations in order to stage Lottery.com for growth in FY 2024. The cornerstone of the Company’s operational progress for FY 2024 will be driven by technology, product and service/capability enhancements.

This Report is reflective of the Company’s commitment to transparency, integrity, and responsible corporate governance. The investment commitments from United Capital Investments London Limited, Univest Securities LLC, and Prosperity Investment Management outlined in this report are evidence of investor belief in Management’s capability to resume core lottery and gaming operations, monetize the Sports.com brand, and expand all the Company’s brand across the globe.

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

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused on restarting certain of its core businesses (as described in more detail under “- Plans for Recommencement of Company Operations” below), and completing and filing the following (i) the restatements of the Company’s 2021 Audit and March 2022 Financials and preparing and filing the Company’s delinquent periodic reports, including Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, which the Company filed on May 10, 2023: (ii) Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022, which the Company filed on May 15, 2023; (iii) the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30, 2022 and September 30, 2022, which the Company filed on May 22 and 24, 2023, respectively; (iv) the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023; (vi) the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023; (vii) the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023; Amendment    No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023; and (vii) Amendment No. 1 to the company’s quarterly Report on Form 10-Q for the three months ended March 31, 2024 and this Report.

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

On June 8, 2023, the Panel notified the Company that it had determined to reverse its prior decision and grant the Company’s request for continued listing subject to the Company’s timely compliance with a number of conditions ultimately expiring on August 17, 2023, on which date the Company must satisfy  all applicable criteria for continued listing on Nasdaq (the “June 8th Decision”). As a result of the foregoing, the suspension from trading ceased and the Company’s securities were reinstated for trading on Nasdaq effective with the open of the market on June 15, 2023. See “Risk Factors - Risks Related to Our Common Stock and Warrants – We are currently in full compliance with the continued listing standards of Nasdaq. However, we may not be able to remain in full compliance with Nasdaq’s continued listing standards in the future” for more information.

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

On April 10, 2024, the company received notification from Nasdaq that the matter regarding the Company’s deficiency in meeting the minimum $5,000,000 threshold for the Market Value of Publicly Held Shares (“MVPHS”) had been cured and the matter had been closed.

If at any time during the compliance period the Company’s MVPHS closed at $5,000,000 or more for a minimum of ten consecutive business days, Nasdaq would provide written confirmation of compliance, and the matter would be closed. The company received such notification from Nasdaq on April 10, 2024 and the matter was closed.

Furthermore, the requirement that we maintain a majority of independent directors and at least three members on our audit committee are Nasdaq requirements that we currently meet but have not met from time to time.

If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy and sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise capital and/or trigger defaults and penalties under its outstanding agreements or securities. Further, even if we lose and are able to regain compliance with Nasdaq listing requirements, there is no guarantee that we will be able to maintain our listing for any period of time.

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

Conditions to the Woodford Loan Agreement included the resignation of four prior members of the Board (Lisa Borders, Steven M. Cohen, Lawrence Anthony DiMatteo and William Thompson, all of whom resigned from the Board in September 2022), and the appointment of two new independent directors. Subsequent loans under the Woodford Loan Agreement also required the Company to comply with all listing requirements, unless waived by Woodford. The Woodford Loan Agreement also allowed Woodford to nominate another director to the Board of Directors, in the event any independent member of the Board of Directors resigned.

Proceeds of the loans could only be used by to restart the Company’s operations and for general corporate purposes agreed to by Woodford.

The Woodford Loan Agreement included confidentiality obligations, representations, warranties, covenants, and events of default, which are customary for a transaction of this size and nature. Included in the Loan Agreement are covenants prohibiting us from (a) making any loan in excess of $1 million or obtaining any loan in an amount exceeding $1 million without the consent of Woodford, which consent may not be unreasonably withheld; (b) selling more than $1 million in assets; (c) maintaining less than enough assets to perform our obligations under the Loan Agreement; (d) encumbering any assets, except in the normal course of business, and not in an amount to exceed $1 million; (e) amending or restating our governing documents; (f) declaring or paying any dividend; (g) issuing any shares which negatively affects Woodford; and (h) repurchasing any shares.

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

Despite requests from the Company, Woodford has repeatedly amongst other things: failed to prove the amounts borrowed by the Company or claimed to have been advanced by Woodford to the Company; failed to indicate if it would accept accelerated payment of those verified amounts; failed to provide an anti-money laundering acceptable account to which payment could be made by the Company and failed to explain failure to respond to requests for other funding to be accepted in the context of the Woodford Loan Agreement; failed to respond to requests for funding under the accordion facility of the Woodford Loan Agreement; and failed to respond to allegations of money laundering and conspiracy to defraud the Company and the matter has been referred to the Company’s legal counsel.

Information regarding ongoing legal proceedings with Woodford can be found in the “Legal Proceedings” section of this form.

Loan Agreement with United Capital Investments London Limited

The Company entered into a credit facility (the “UCIL Credit Facility”), which is represented by a loan agreement, which was initially entered into on July 26, 2023, and was amended and restated on August 8, 2023, and subsequently amended on August 18, 2023 and amended and restated on February 16, 2024, the “UCIL Loan Agreement”). The UCIL Loan Agreement is with United Capital Investments London Limited (“UCIL”), an entity in which each of Matthew McGahan, the Company’s Chief Executive Officer and Chair of the Company’s Board, and Barney Battles, a former member of the Board, have a direct or indirect interest. The decision by the Company to enter into the UCIL Loan Agreement followed an acknowledgment by the Company that it had not received the requisite funding on a timely basis that it expected from Woodford, despite the Company making several requests to Woodford for said funding under the Woodford Loan Agreement. Moreover, the Board of Directors determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement with UCIL, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. Neither McGahan or Battles participated in the vote on the UCIL agreement to ensure proper independence and correct corporate governance. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued, and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the Woodford Loan Agreement. Given the uncertainty of the continued financing under the Woodford Loan Agreement, the Board of Directors sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement.

Placement Agent Agreement with Univest Securities, LLC

As reported on form 8-K filed with the SEC on February 6, 2024, on December 6, 2023, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Univest Securities, LLC (the “Placement Agent”), whereby the Placement Agent agreed to act as placement agent in connection with the Company’s offering (“Offering”) of convertible debt with warrant coverage at 50% up to $1,000,000; consisting of a convertible promissory note (each, a “Convertible Note” or collectively, the “Convertible Notes”), and a common stock purchase warrant (each, a “Warrant”, or collectively, the “Warrants”) to purchase shares of common stock of the Company, par value $0.001 per share (the “Common Stock”) which include specific registration rights (“Registration Rights”), directly to one or more investors (each, an “Investor” and, collectively, the “Investors”) through the Placement Agent.

On February 1, 2024, the parties agreed to increase the offering amount from $1,000,000 to $5,000,000. All other terms and conditions of the offering remain the same. The Securities shall be offered and sold pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”).

Business Combination

On October 29, 2021, we, as AutoLotto, Inc (“AutoLotto”), consummated the Business Combination with Trident Acquisitions Corp. (“TDAC” and after the Business Combination described herein, the “Company”), pursuant to the terms of that certain Business Combination Agreement, dated as of February 21, 2021 (the “Business Combination Agreement”), by and among TDAC, Trident Merger Sub II Corp., a wholly-owned subsidiary of TDAC (“Merger Sub”) and AutoLotto. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into AutoLotto with AutoLotto surviving the merger as a wholly owned subsidiary of TDAC, which was renamed “Lottery.com Inc.” The aggregate value of the consideration paid by TDAC to the holders of AutoLotto common stock in the Business Combination (excluding shares that may be issued to former AutoLotto stockholders (the “Sellers”) as earnout consideration) was approximately $440 million, consisting of approximately 2,000,000 shares of common stock valued at $220.00 per share. In addition, each Seller was eligible to receive its pro rata portion of 150,000 Seller Earnout Shares and each Founder Holder was eligible to receive one-third of 100,000 Founder Holders Earnout Shares, subject to adjustments in the normal course of business. Conditions for the Earnout Shares were not met and all of the potential Earnout Shares were forfeited.

Board of Directors

On April 29, 2024, the Board of Directors of the Company approved the addition of Mr. Warren Macal as a member of the Company’s Board of Directors. Macal’s nomination follows the December 2023 $18 million investment commitment from Prosperity Investment Management subject to due diligence.

On June 17, 2024, Mark Bernard (“Barney”) Battles, a member of the board of directors (the “Board”) of Lottery.com Inc. (the “Company”) notified the Board of his intent to resign from the Board, effective close of business on June 30, 2024, and not stand for re-election to the Board at the annual meeting of stockholders to be held this year (the “2024 Annual Meeting”). Mr. Battles indicated that his decision to resign and not stand for re-election at the 2024 Annual Meeting was due to his decision to take early retirement and was not the result of any disagreement with the Company on any matter, or relating to its operations, policies, or practices. Mr. Battles was originally appointed to the Board following the successful completion of background checks on November 4, 2022, as reported in an 8-K filed with the Securities and Exchange Commission on November 10, 2022.

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

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and - importantly - to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the Operational Cessation, we generated revenue from this service fee and mark-up. Our B2B API Platform resumed limited operations for the month of April 2023. As of the date of this Report, our B2C Platform is not currently available to the public. We anticipate that our B2C Platform will become available again by fall 2024.

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

Current Operations

Despite the Operational Cessation, the Company’s subsidiaries have continued to operate under the direction of the leadership teams that were in place prior to the Company’s acquisition of such companies. While the operational activities of these subsidiaries vary, from the Operational Cessation through the date of this Report, each of TinBu, Aganar and JuegaLotto has decreased its expenses and has had its revenue decrease from pre-Operational Cessation levels.

Data Services

In 2018, we acquired TinBu, LLC (“TinBu”), a digital publisher and provider of lottery data results, jackpot results, and other data, as a wholly-owned subsidiary. Through TinBu, our Data Service delivers daily results of over 800 domestic and international lottery games from more than 40 countries, including the U.S., Canada, and the United Kingdom, to over 400 digital publishers and media organizations. See “Item 1A. Risk Factors – We are party to pending litigation and investigations in various jurisdictions and with various plaintiffs and we may be subject to future litigation or investigations in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business, financial condition, and results of operations” for more information about our relationship with TinBu.

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

Nook Holdings, LTD

On September 28, 2023, the company entered into Stock Purchase Agreement with the shareholders of Nook Holdings Limited (“Nook”), a private limited company incorporated and registered in the Abu Dhabi Global Market, Abu Dhabi, United Arab Emirates (“UAE”). The total purchase price is approximately $2.314 million. The Company made three payments totaling $137,500 in the fourth quarter and anticipates the transaction closing in the fourth quarter of 2024 or as otherwise agreed by the parties. Nook is known for its innovative approach to co-working in Dubai and has procured 200 licenses for individuals and companies in the sports, health and wellness sector seeking access to Dubai and the broader Middle Eastern market. With its exclusive partnership with the Dubai Multi-Commodities Centre Free Zone (DMCC), Nook offers a wide range of services, including business setup support, insurance, VAT registration, and networking opportunities for like-minded sports entrepreneurs. As part of the acquisition, Nook will be rebranded under the Sports.com umbrella.

Sports.com

In December 2021, we finalized the acquisition of the domain name https://sports.com and on November 15, 2022, we formed a wholly-owned subsidiary called Sports.com, Inc., a Texas corporation (“Sports.com”). Subsequently, Sports.com announced a partnership with the Saudi Motorsports Company, which enabled the Company to roll out the Sports.com brand at the FIFA World Cup decider at the end of November 2022. In December 2022, Sports.com signed an agreement with Data Sports Group, GmbH (“DSG”), which provided Sports.com the exclusive North American distribution rights for sports data products offered and maintained by DSG (the “DSG Data”). The DSG Data is being sold through the same sales resources and sales channels as the lottery data offered by TinBu. On July 23, 2023, DSG exercised its right to terminate the exclusive distribution rights due to Sports.com not meeting its contractual obligations.

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

The first payment of $150,000 in restricted common stock (50,000 shares) of the Company is due and payable not later than the first business date following the Completion Date. The remaining payments in restricted common stock to the shareholders of S&MI Ltd. by the Company will be made as follows:

(i) a second payment of $212,500 (70,833 shares) due on or before one hundred and twenty-one (121) days following the Closing Date; (ii) a third payment, of $212,500 (70,833 shares) due on or before two hundred and twelve (212) days following the Completion Date; (iii) a fourth payment of $212,500 (70,833 shares) due on or before three hundred and one (301) days following the Closing Date and (vi) a final and fifth payment of $212,500 (70,834 shares) due on or before three hundred and ninety-six (396) days following the Closing Date. The terms and conditions set forth in the MOU shall be incorporated into a definitive agreement to be entered into by the parties with a Closing Date on or before September 1, 2024 or as otherwise agreed to by the parties.

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

The live streaming event is the result of a partnership between Sports.com, BOXXER, the fast-growing UK boxing promotional company, and Sky Sports in the UK and Ireland. Sports.com has entered into an agreement with BOXXER to provide live coverage through the Sports.com platform in Africa, via local telecom partners such as Vodacom, which will provide free access to millions of viewers.

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

Phase 1 - Relaunch B2B API Platform. During the Operational Cessation, the Company maintained positive relationships with its ticket-printing and courier partners, as well as several distribution partners that have been found to be in compliance with local, state, and federal rules related to ticket procurement and distribution. These partners have implemented the Lottery.com API and have advised the Company that they expect to be ready to offer lottery games to their customers through their sales channels when the Company resumes operations. As such, the Company believes that it has sufficient demand to resume operation of its B2B API platform operations, assuming it is able to maintain the core employee team to manage the lottery ticket fulfillment process and access sufficient capital to expand the launch of  Project Nexus, which was designed to, among other things, handle high levels of user traffic and transaction volume, while maintaining expediency, security, and reliability in the administrative and back-office functionality required by the B2B API. Our B2B API Platform resumed limited operations in April 2023.

Phase 2 - Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform by fall 2024. As of the date of this Report, the Company expects that it will initially relaunch its B2C Platform to customers in Texas for a period of time before rolling it out to other jurisdictions. The Company may elect to accelerate the relaunch of its Platform to customers in another state. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.” The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns geared towards encouraging prior customers to return to the Platform and to acquire new customers.

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

As of the date of this Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Report, we are in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”). See, “Risk Factors - Risks Related to Our Common Stock and Warrants – Although we are currently in full compliance with the continued listing standards of Nasdaq, we may not be able to remain in full compliance with Nasdaq’s continued listing standards in the future.” Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls. Also, the Company plans to continue to strengthen and improve its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

Even if the Company’s three phase plan to recommence its operations is successful, there can be no assurance that the Company will be able to maintain compliance with the applicable Listing Rules, or that the Nasdaq Panel will continue to stay the delisting of the Company’s securities on Nasdaq.  If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise additional capital needed to fund its operations and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

There can be no assurance that we will have sufficient capital to support our operations and pay expenses, repay our debt, or that additional funds will be available on favorable terms, if at all. We may not be able to restart our operations or generate sufficient funding to support such operations in the future. The Company’s ability to continue its current operations, prepare and refile required reports, and restart its prior operations, is dependent upon obtaining new financing. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. There can be no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that the financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Internationally, B2C sales in jurisdictions where we do not have direct or indirect authority generate an immaterial amount of revenue, and we are assessing our operations in these jurisdictions. As discussed above, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational by fall 2024.

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

Competition in the sale of online lottery games has significantly increased in recent years, is currently characterized by intense price-based competition, and is subject to changing technology, shifting needs and frequent introductions of new games, development platforms and services. To maintain our competitive edge alongside other established industry players (many of which have more resources, or capital), we expect to incur greater operating expenses, such as increased marketing expenses, increased compliance expenses, increased personnel and advisory expenses associated with being a public company, additional operational expenses and salaries for personnel to support expected growth, additional expenses associated with our ability to execute on our strategic initiatives including our aim to undertake merger and acquisition activities, as well as additional capital expenditures associated with the ongoing development and further implementation of Project Nexus.

Current Plan of Operations

As of the date of this Report, the Company’s primary revenue drivers are the resumption of its B2B API platform and the launch of Sports.com. It is anticipated that operational costs for the next 12 months through April 30, 2024 will be greater than revenues. It is anticipated that the liquidity gap will be satisfied by equity investment or debt incurred, of which there is no assurance. We anticipate that our B2C Platform will become operational by fall 2024.

Beyond the next 12 months, the Company plans to continue to expand domestic and international operations. Moreover, the Company plans to enhance its mobile application to include pool plays, ticket subscriptions, loyalty programs and various gamification modules.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and June 30, 2023, respectively.

For the three months Ended June 30, 2024 and 2023

	For the three months Ended June 30,
	2024	2023	$ Change	% Change

Revenue	$256,997	$655,344	(398,347)	-61%
Cost of revenue	45,570	95,683	(50,113)	-52%
Gross profit	211,427	559,661	(348,234)	-62%

Operating expenses:
Personnel costs	1,789,986	1,306,007	483,979	37%
Professional fees	2,305,847	1,112,310	1,193,537	107%
General and administrative	674,543	964,502	(289,959)	-30%
Depreciation and amortization	1,330,745	1,392,158	(61,413)	-4%
Total operating expenses	6,101,121	4,774,977	1,326,144	22%
Loss from operations	(5,889,694)	$(4,215,316)	1,674,378	40%

Other expenses
Interest expense	121,815	41,142	80,673	196%
Other (income) expense	(43,992)	(399)	43,593	109%
Total other expenses, net	77,823	(40,743)	37,080	48%
				91%
Net loss before income tax	$(5,967,517)	$(4,256,059)	1,711,458	40%
Income tax expense (benefit)	4,150	-	4,150	100%
Net loss	(5,971,667)	(4,256,059)	1,715,608	40%

Revenue.

Revenue. Revenue for the three months ended June 30, 2024 was $257 thousand, a decrease of $398 thousand, or 61%, compared to revenue of $655 thousand for the three months ended June 30, 2023. $340 thousand of the decrease was in the core domestic lottery business and $65 thousand was in Global Gaming.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the three months ended June 30, 2024 was $46 thousand, a decrease of $50 thousand, or 52%, compared to cost of revenue of $96 thousand for the three months ended June 30, 2023. $37 thousand of the decrease was in the core domestic lottery business and $13 thousand was in Global Gaming.

Gross Profit. Gross profit for the three months ended June 30, 2024 was $211 thousand compared to $560 thousand for the three months ended June 30, 2023, a decrease of $348 thousand, or 62%. The change in gross profit is correlated to the change in revenue as described above.

Operating Costs and Expenses.

	For the three months Ended June 30,
	2024	2023	$ Change	% Change

Operating expenses:
Personnel costs	1,789,986	1,306,007	483,979	37%
Professional fees	2,305,847	1,112,310	1,193,537	107%
General and administrative	674,543	964,502	(289,959)	-30%
Depreciation and amortization	1,330,745	1,392,158	(61,413)	-4%
Total Operating Expenses	6,101,121	4,774,977	1,326,144	22%
Loss from operations	(5,889,694)	(4,215,316)	1,674,378	40%

Operating expenses for the three months ended June 30, 2024 were $6.1 million, an increase of $1.3 million, or 22%, compared to $4.8 million for the three months ended June 30, 2023. The increase was driven by an increase of $1.2 million in professional fees accompanied an increase in personnel costs of $500 thousand, partially offset by decreases in general and administrative expenses by $290 thousand and depreciation and amortization by $61 thousand. Reasons for these decreases are described below.

Personnel Costs. Personnel costs were $1.8 million for the three months ended June 30, 2024, an increase of $500 thousand from $1.3 million for the three months ended June 30, 2023. The composition of the team is different for the three months ended June 30, 2024 than it was for the three months ended June 30, 2023, resulting in higher costs. Additionally, there was no compensation expense incurred for the CEO and CFO during the three months ended June 30, 2023 as both did not commence working in their roles until July of 2023.

Professional Fees. Professional fees increased by $1.2 million or 107%, from $1.1 million for the three months ended June 30, 2023 to $2.3 million for the three months ended June 30, 2024. The increase was due to expenses incurred for outside attorneys, other consultants, and directors in the three months ended June 30, 2024. Activity levels for the business, and these types of expense were lower for the same period in 2023.

General and Administrative. General and administrative expenses were $675 thousand, for the three months ended June 30, 2024, a decrease of $290 thousand from $964 thousand for the three months ended June 30, 2023. A primary driver of the reduction is lower accrual for franchise taxes in the three months ended June 30, 2024 than the three months ended June 30, 2023.

Depreciation and Amortization. Depreciation and amortization decreased $61 thousand, or 4%, from $1.39 million for the three months ended June 30, 2024 to $1.33 million for the three months ended June 30, 2023. The decrease was primarily driven by write-offs to intangible assets related to Global Gaming at the end of 2023 as well as another intangible asset becoming fully amortized at the end of 2023 - - both of which resulted in lower amortization expense for the three months ended June 30, 2024.

Other (Income) Expense, Net.

	For the three months Ended June 30,
	2024	2023	$ Change	% Change

Other expenses
Interest expense	121,815	41,142	80,673	196%
Other (income) expense	(43,992)	(399)	43,593	109%
Total other expenses, net	77,823	40,743	37,080	48%

Interest Expense. Interest expense for the three months ended June 30, 2024 was $122 thousand vs interest expense of $41 thousand for the three months ended June 30, 2023, an increase of $81 thousand or 196%. Interest expense relates to notes payable from the time of the business combination plus interest on more recent convertible notes from Woodford, UCIL, and Univest. The convertible debt increased in the third and fourth quarters of 2023 and first and second quarters of 2024. Higher amounts of convertible debt in the three months ended June 30, 2024 as compared with the three months ended June 30,2023 resulted in the increase in interest expense.

Other (Income) Expense. Other (Income) for the three months ended June 30, 2024 was $44 thousand vs $4 hundred for the three months ended June 30, 2023, an increase of $43 thousand or 109%. The amount for June 30 2024 is the result of a reclassification of expenses.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and June 30, 2023, respectively.

	For the six months Ended June 30,
	2024	2023	$ Change	% Change

Revenue	$516,317	$1,275,573	(759,256)	-60%
Cost of revenue	129,357	130,830	(1,473)	-1%
Gross profit	386,960	1,144,743	(757,783)	-66%

Operating expenses:
Personnel costs	2,774,665	2,563,441	211,224	8%
Professional fees	5,509,896	1,852,238	3,657,658	197%
General and administrative	971,194	1,301,830	(330,636)	-25%
Depreciation and amortization	2,615,728	2,797,638	(181,910)	-6%
Total operating expenses	11,871,483	8,515,147	3,356,336	39%
Loss from operations	(11,484,523)	$(7,370,404)	4,114,119	56%

Other expenses
Interest expense	224,031	41,165	182,866	444%
Other expense	8,684	58,472	(49,788)	-85%
Total other expenses, net	232,715	99,637	133,078	133%

Net loss before income tax	$(11,717,238)	$(7,470,041)	4,247,197	57%
Income tax expense (benefit)	8,300	-	8,300	100%
Net loss	(11,725,538)	(7,470,041)	4,255,497	57%

Revenue.

Revenue. Revenue for the six months ended June 30, 2024 was $516 thousand, a decrease of $759 thousand, or 60%, compared to revenue of $1.3 million for the six months ended June 30, 2023. $338 thousand of the decrease was in the core domestic lottery business, $322 thousand was in Tinbu, and $97 thousand was in Global Gaming.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the six months ended June 30, 2023 was essentially the same as for the six months ended June 30, 2023. Lower costs of revenue for the core lottery platform were offset by increases

Gross Profit. Gross profit for the six months ended June 30, 2024 was $387 thousand compared to $1.1 million for the six months ended June 30, 2023, a decrease of $757 thousand, or 66%. The change in gross profit is correlated to the change in revenue as described above.

Operating Costs and Expenses.

	For the six months Ended June 30,
	2024	2023	$ Change	% Change

Operating expenses:
Personnel costs	2,774,665	2,563,441	211,224	8%
Professional fees	5,509,856	1,852,238	3,657,658	197%
General and administrative	971,194	1,301,830	(330,636)	-23%
Depreciation and amortization	2,615,728	2,797,638	(181,910)	-6%
Total operating expenses	11,871,483	8,515,147	3,356,336	39%
Loss from operations	(11,484,523)	$(7,370,404)	4,114,119	56%

Operating expenses for the six months ended June 30, 2024 were $11.9 million, an increase of $3.4 million, or 39%, compared to $8.5 million for the six months ended June 30, 2023. The increase was primarily driven by an increase of $3.7 million in professional fees accompanied by an increase in personnel costs by $211 thousand, partially offset by decreases in general and administrative expenses of $330 thousand and depreciation and amortization by $182 thousand. Reasons for these decreases are described below.

Personnel Costs. Personnel costs increased by $211 thousand from $2.6 million for the six months ended June 30, 2023, to $2.8 million for the six months ended June 30, 2024. The composition of the team is different for the six months ended June 30, 2024 than it was for the six months ended June 30, 2023. The increase was due to inclusion of compensation expense for the CEO and CFO for the six months ended June 30, 2024 where they were not in their roles for the six months ended June 30, 2023.

Professional Fees. Professional fees increased by $3.7 million, or 197%, from $1.9 million for the six months ended June 30, 2023 to $5.5 million for the six months ended June 30, 2024. The increase was due to expenses incurred for outside attorneys, other consultants, and directors in the six months ended June 30, 2024.

General and Administrative. General and administrative expenses decreased $330 thousand, or 25%, from $1.3 million for the six months ended June 30, 2023 to $971 thousand for the six months ended June 30, 2024. A primary driver of the reduction is lower accrual for franchise taxes in the six months ended June 30, 2024 than the six months ended June 30, 2023.

Depreciation and Amortization. Depreciation and amortization decreased $182 thousand, or 6%, from $2.80 million for the three months ended June 30, 2023 to $2.62 million for the six months ended June 30, 2024. The decrease was primarily driven by write-offs to intangible assets related to Global Gaming at the end of 2023 as well as another intangible asset becoming fully amortized at the end of 2023 - - both of which resulted in lower amortization expense for the six months ended June 30, 2024.

Other (Income) Expense, Net.

	For the six months Ended June 30,
	2024	2023	$ Change	% Change

Other expenses
Interest expense	224,031	41,165	182,866	444%
Other expense	8,684	58,472	(49,788)	-85%
Total other expenses, net	232,715	99,637	133,078	133%

Interest Expense. Interest expense for the six months ended June 30, 2024 was $224 thousand vs interest expense of $41 thousand for the three months ended June 30, 2023, an increase of $183 thousand or 444%. Interest expense relates to notes payable from the time of the business combination plus interest on more recent convertible notes from Woodford, UCIL, and Univest. The convertible debt increased in the third and fourth quarters of 2023 and first and second quarters of 2024. Higher amounts of convertible debt in the six months ended June 30, 2024 as compared with the six months ended June 30,2023 resulted in the increase in interest expense.

Other Expense.

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

As of June 30, 2024, we had $3,535,978 of convertible debt outstanding. A portion of this debt has matured and is theoretically in default.

See “-Recent Developments- Loan Agreement with Woodford” and “Loan Agreement with United Capital Investments London Limited” above for additional information.

Cash Flows

Net cash used in operating activities was $1.4 million for the three months ended June 30, 2024, compared to net cash used in operating activities of $576 thousand for the three months ended June 30, 2023.

Net cash used in investing activities during the three months ended June 30, 2024 was $0, which was the same as for the prior year.

Net cash provided by financing activities was $965,000 for the three months ended June 30, 2024, compared to net cash provided of $676 thousand for the three months ended June 30, 2023, which was $320 thousand lower year over year.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report and the notes to the audited financial statements appearing elsewhere in the Annual Report. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies from those discussed in our Amended 2023 Annual Report. In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This guidance requires recognition of most lease liabilities on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations, as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2021, and for interim periods within annual periods after December 15, 2022. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. We are currently evaluating the impact that this guidance will have on our financial statements as well as the expected adoption method. The adoption of this standard will not have a material impact on our financial statements.

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

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our condensed consolidated financial statements included in this Report, our management identified material weaknesses in our internal control over financial reporting as of December 31, 2023 and 2022 relating to deficiencies in the design and operation of the procedures relating to the closing of our financial statements. These include: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions, (ii) the fact that our policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively; (iii) our inability to complete the timely closing of financial books at the quarter and fiscal year end, and (iv) incomplete segregation of duties in certain types of transactions and processes.

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

Item 1. Legal Proceedings

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

Preston Million Class Action

On August 19, 2022, Preston Million filed a Class Action Complaint (the “Class Action Complaint”) against the Company and certain former officers and directors of the Company in the United States District Court for Southern District of New York (the “SDNY”), styled Preston Million, Individually and on Behalf of All Others Similarly Situated vs. Lottery.com, Inc. f/k/a Trident Acquisitions Corp., Anthony DiMatteo, Matthew Clemenson and Ryan Dickinson (Case No. 1:22-cv-07111-JLR). The Class Action Complaint alleged violations by all defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) 15 U.S.C. §§ 78j(b), 78t(a), as amended by the Private Securities Litigation Reform Act of 1995 (“PSLRA”), U.S.C. § 78u-4 et seq. (collectively “Federal Securities Laws”). On November 18, 2022, the SNDY ordered the appointment of RTD Bros, LLC, Todd Benn, Tom Benn and Tomasz Rzedian (collectively “Lottery Investor Group”) as lead plaintiff and Glancy Prongay & Murray, LLP as lead counsel for plaintiffs and for the class in the case. On December 5, 2022, the Court stipulated a Scheduling Order in the case. On January 12, 2023, the Company’s legal counsel timely filed its Notice of Appearance. On January 31, 2022, plaintiffs filed their Amended Complaint adding Kathryn Lever, Marat Rosenberg, Vadim Komissarov, Thomas Gallagher, Gennadii Butkevych, Ilya Ponomarev as additional defendants in the case. The Amended Complaint alleges, among other things, that defendants made materially false and misleading statements in violation of Section 10(b),14(a) and 20(a) of the Exchange Act and plaintiffs seek compensatory damages, reasonable costs and expenses including counsel fees and expert fees. Pursuant to the Scheduling Order, the Company filed its motion to dismiss the Amended Complaint on April 3, 2023, under the newly consolidated caption and its proposed order to dismiss the matter. Plaintiffs were expected to file their opposition to the motion to dismiss no later than May 18, 2023, which would trigger the Company’s deadline to file its reply brief in support of their motion to dismiss no later than June 20, 2023. On February 6, 2024, the SDNY granted the Company’s Motion to Dismiss. On June 12, 2024, plaintiffs amended their complaint (the “Third Amended Complaint”). On July 12, 2024, the Company filed its motion to dismiss the Third Amended Complaint (the “MTD Third Amended Complaint”). On August 8, 2024, the plaintiffs filed their response in opposition to the MTD Third Amended Complaint. The Company intends to timely its reply to the August 8, 2024 response.

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

On July 19, 2024, the Company received notice that the Tinbu Plaintiff’s requested a voluntary dismissal of their claims. The Tinbu Complaints have been voluntarily dismissed without prejudice by the District Court of Appeal of the State of Florida Second District and the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, indicating that no further action will be pursued by the plaintiffs in Florida State Court at this time. The District Court of Appeals also denied the Tinbu Plaintiff’s motion for attorney’s fees and costs.

Global Gaming Data

On November 21, 2023, the Company and its wholly owned subsidiary TinBu, LLC (“TinBu”) (Company and TinBu collectively, “Plaintiffs”) filed their First Amended Verified Complaint in Federal Court for the Middle District of Florida (“MDF”) against John J. Brier, Jr. (“Brier”), Bin Tu (“Tu”), and Global Gaming Data, LLC (“GGD”) (collectively, “Defendants”) for violations of the Federal Defend Trade Secrets Act (“DTSA”), the Florida Uniform Trade Secrets Act (“FUTSA”) and the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”), and for breaches of contract and fiduciary duties, including the duty of loyalty, styled Lottery.com, Inc. f/k/a AutoLotto, Inc. and TinBu, LLC v. John J. Brier, Jr., Bin Tu, and Global Gaming Data, LLC (Case No.: 8:23-cv-2594-KKM-TGW) Defendants filed certain counterclaims against Plaintiffs. The Company’s request for a Temporary Restraining Order was denied by the MDF in February 2024. On June 11, 2024 the MDF denied Plaintiffs’ motion to dismiss. On June 25, 2024, Plaintiffs’ filed its answer to Defendants’ counterclaim(s). On July 10, 2024, the MDF entered a case management and scheduling order with a trial setting for October 2025.

Woodford Eurasia Assets, Ltd.

Woodford Eurasia Assets, Ltd. (“Woodford”) filed a complaint in the High Court of Justice in London chancery Division. October 16, 2023, The High Court of Justice in London Chancery Division (“the Court”) dismissed an application for injunctive relief initiated by Woodford against the Company. (Case: FL-2023-000023. Woodford Eurasia Assets Limited v Lottery.com Inc.) The Court characterized Woodford’s application as “fundamentally misconceived” and ordered Woodford to pay the Company’s legal costs. Woodford subsequently, on the Judges’ recommendation, withdrew the proceedings.

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

Despite requests from the Company, Woodford has repeatedly amongst other things: failed to prove the amounts borrowed by the Company or claimed to have been advanced by Woodford to the Company; failed to indicate if it would accept accelerated payment of those verified amounts; failed to provide an anti-money laundering acceptable account to which payment could be made by the Company and failed to explain failure to respond to requests for other funding to be accepted in the context of the Woodford Loan Agreement; failed to respond to requests for funding under the accordion facility of the Woodford Loan Agreement; and failed to respond to allegations of money laundering and conspiracy to defraud the Company and the matter has been referred to the Company’s legal counsel.

McTurk

On June 10, 2024, the Company and Matthew McGahan (“McGahan”) (Company and McGahan collectively, “Defendants”) filed their Notice of Removal and No Answer Motion to Dismiss a state court complaint filed by Sharon A. McTurk (“McTurk”), Rutherford Enterprises, LLC (“Rutherford”), SJB Solutions, LLC (“SJB”) and Astra Supply Chain, LLC (“Astra”) McTurk, Rutherford, SJB and Astra (collectively, “Defendants”) alleging fraudulent and negligent misrepresentation, aiding and abetting, and conspiracy against Defendants. On July 2, 2024, McGahan filed his Motion to Dismiss for Lack of Personal Jurisdiction and Defendants filed their Motion to Dismiss for Failure to State a Claim and Supporting Memorandum of Law (“Motions to Dismiss”). On July 19, 2024, Plaintiffs filed their response to the Motions to Dismiss. Defendants intends to timely their reply to the July 19, 2024 response.

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

Competition in the sports media market could impair our ability to generate revenue from Sports.com

The landscape of the sports content industry is changing as traditional media companies are putting on a focus on developing original sports content. In recent years, Apple, Netflix, Warner Brothers Discovery, and Amazon have produced original sports content and entered into agreements to broadcast live sporting events. Their entry into the market could limit our ability to acquire streaming rights for live sports events. Costs to produce original content may increase to the point where we cannot compete in the sector.

Consumer trends in paying for streaming content may have an adverse impact on the Sports.com subscription service.

The global video streaming market is expected to experience a compound annual growth rate of 17.8% over the next eight years, reaching a value of $2.4 trillion by 2032. With more than 200 global streaming services, consumers are presented with a wide array of choices where to spend their discretionary entertainment dollars. Since 2022, 25% of streaming subscribers have cancelled three or more services. Additionally, 21% of subscribers intend to cancel at least one additional in 2024. This trend may negatively impact our ability to attract new customers or may increase the costs of both customer acquisition and retention.

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

Dated: August 19, 2024

