Form 10-Q/A
period 2023-09-30
Lottery.com Inc.
filed 2024-08-29
CIK 1673481

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

iv

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements .

1

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS

Current assets:
Cash	$63,735	$102,766
Restricted cash	-	-
Accounts receivable	141,590	208,647
Prepaid expenses	19,265,364	19,409,323
Other current assets	767,423	718,550
Total current assets	20,238,112	20,439,286

Notes receivable	2,000,000	2,000,000
Investments	250,000	250,000
Goodwill	19,590,758	19,590,758
Intangible assets, net	19,848,715	23,982,445
Property and equipment, net	23,935	108,078
Other long term assets	12,884,686	13,009,686
Total assets	$74,836,206	$79,380,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$7,816,313	$7,607,633
Deferred revenue	383,929	464,286
Notes payable - current	4,626,652	3,755,676
Accrued interest	695,003	484,172
Accrued and other expenses	8,416,061	4,626,973
Other liabilities	1,242,584	625,028
Total current liabilities	23,180,542	17,563,768

Long-term liabilities:
Convertible debt, net - non current	-	-
Other long term liabilities	-	-
Total long-term liabilities	-	-
Commitments and contingencies (Note 13)	-	-
Total liabilities	23,180,542	17,563,768

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 2,527,045 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,527	2,527
Additional paid-in capital	268,672,419	267,597,370
Accumulated other comprehensive loss	(139,853)	3,622
Accumulated deficit	(219,070,712)	(208,187,210)
Total Lottery.com Inc. stockholders’ equity	49,464,381	59,416,309
Noncontrolling interest	2,191,283	2,400,176
Total Equity	51,655,664	61,816,485

Total liabilities and stockholders’ equity	$74,836,206	$79,380,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$285,523	$711,477	$1,561,096	$6,227,340
Cost of revenue	72,171	271,265	203,001	4,233,246
Gross profit	213,352	440,212	1,358,095	1,994,094

Operating expenses:
Personnel costs	1,289,893	1,298,009	3,606,841	35,213,231
Professional fees	400,837	2,085,898	2,499,568	6,443,357
General and administrative	255,441	1,666,482	1,557,271	8,606,444
Depreciation and amortization	1,421,269	1,478,242	4,218,907	4,149,561
Total operating expenses	3,367,440	6,528,631	11,882,587	54,412,593
Income (loss) from operations	(3,154,088)	$(6,088,419)	(10,524,492)	$(52,418,499)

Other expenses
Interest (income) expense	243,424	(438)	284,589	74,588
Other (income) expense	3,105	5,009	61,577	3,946,302
Total other expenses (income), net	246,529	4,571	346,166	4,020,890

Net loss before income tax	$(3,400,617)	$(6,092,990)	$(10,870,658)	$(56,439,389)
Income tax expense (benefit)	-	-	-	-
Net loss	(3,400,617)	(6,092,990)	(10,870,658)	(56,439,389)

Other comprehensive loss
Foreign currency translation adjustment, net	(34,256)	19,457	(182,607)	8,392
Comprehensive loss	(3,434,873)	(6,073,533)	(11,053,265)	(56,430,997)

Net income attributable to noncontrolling interest	72,227	23,364	212,094	321,853
Net loss attributable to Lottery.com Inc.	(3,362,646)	(6,050,169)	(10,841,171)	(56,109,144)

Net loss per common share
Basic and diluted	$(1.34)	$(2.38)	$(4.30)	$(22.20)

Weighted average common shares outstanding
Basic and diluted	2,518,822	2,520,649	2,518,822	2,517,332

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

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Lottery.com Inc.	$(10,841,171)	$(56,109,144)
Adjustments to reconcile net income to net cash used in operating activities:
Loss Attributable to noncontrolling interest	(139,866)	(321,853)
Depreciation and amortization	4,217,873	4,149,561
Issuance of common stock for legal settlement	-	241,740
Stock based compensation expense	1,075,049	27,949,257
Loss on impairment of intangibles	-	412,450
Changes in assets and liabilities:
Accounts receivable	67,057	(152,453)
Prepaid expenses	32,601	3,237,127
Other current assets	(48,873)	(52,970)
Other long-term assets	125,000	(13,009,686)
Note receivable	-	(2,000,000)
Trade payables	208,680	6,196,979
Accounts payable and accrued expenses	3,789,088	(857,701)
Deferred revenue	(80,357)	(671,264)
Other liabilities	617,556	-
Accrued interest	210,831	189,116
Other long term liabilities	-	(1,169)
Commitments and contingencies	-	30,000,000
Net cash (used in) provided by operating activities	(766,532)	(800,010)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(124,021)
Purchase of intangibles	-	(1,124,873)
Net cash used in investing activities	-	(1,248,894)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	870,976	-
Payments on notes payable - related parties	-	(479,096)
Net cash (used in) provided by financing activities	870,976	(479,096)
Net effect of exchange rate changes on Cash	(143,475)	8,392
NET CHANGE IN NET CASH AND RESTRICTED CASH	(39,031)	(2,519,608)
CASH AND RESTRICTED CASH - BEGINNING OF YEAR	102,766	32,638,970
CASH AND RESTRICTED CASH - END OF PERIOD	$63,735	$30,119,362
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

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

The Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $219 million and a working capital of approximately negative $2.8 million at September 30, 2023. The Company had loss from operations of $3.2 million for the three months ended September 30, 2023.

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

As of both September 30, 2023 and December 31, 2022, 2,527,045 shares of common stock were outstanding. During the three months ended September 30, 2023, the Company did not issue any additional shares of common stock.

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

Dated: August 29, 2024

