Form 10-Q/A
period 2024-06-30
Lottery.com Inc.
filed 2024-09-03
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission File Number: 001-38508

Lottery.com Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-1996183
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5049 Edwards Ranch Rd., 4th Floor, Ft. Worth, Texas	76109
(Address of principal executive offices)	(zip code)

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amended Quarterly Report on Form 10Q/A (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of Lottery.com Inc. (“Lottery.com”, the “Company”, “we” or “us”). Forward-looking statements appear in a number of places in this Report, including, without limitation, under the heading in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

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

LOTTERY.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2024 and 2023

						Total
					Accumulated	AutoLotto
			Additional		Other	Inc.		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2022	2,527,045	2,527	267,597,370	(208,187,210)	3,622	59,416,309	2,400,176	61,816,485
Stock based compensation			358,349			358,349		358,349
Other comprehensive loss					(114,095)	(114,095)		(114,095)
Net loss				(3,260,437)		(3,260,437)	(67,640)	(3,328,077)
Balance as of March 31, 2023	2,527,045	$2,527	$267,955,719	$(211,447,647)	(110,473)	$56,400,126	$2,332,536	$58,732,662

Stock based compensation			358,349			358,349		358,349
Other comprehensive loss					(32,256)	(34,256)		(34,256)
Net loss				(4,218,088)		(4,218,088)	(72,226)	(4,290,314)

Balance as of June 30, 2023	2,527,045	2,527	268,314,068	(215,665,735)	(144,729)	52,506,131	2,260,310	54,766,441

Balance as of December 31, 2023	2,877,045	$2,877	$269,690,569	$(235,106,206)	(67,024)	$34,520,216	$2,120,429	$36,616,002
Stock based compensation	1,851,277	1,851	3,652,273			3,704,475		475
Other comprehensive loss					16,673	16,673		16,673
Net loss				(5,708,979)		(5,708,979)	(43,735)	(5,752,714)
Balance as of March 31, 2024	4,728,322	4,728	273,342,842	(240,815,185)	(50,351)	32,532,385	2,076,694	34,609,079

Stock based compensation	2,613,210	2,613	4,009,542			(4,012,156)		(4,012,156)
Conversion of Debt to Stock	105,440	105	137,491			137,596		137,596
Other comprehensive loss					(51,595)	(51,595)		(51,595)
Net loss				(5,969,320)		(5,969,320)	(44,624)	(6,013,944)
Balance as of June 30, 2024	7,446,972	7,447	277,489,875	(246,784,505)	(101,946)	30,661,222	2,032,070	32,693,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Lottery.com Inc.	$(11,678,299)	$(7,478,525)
Adjustments to reconcile net income to net cash used in operating activities:
Loss Attributable to noncontrolling interest	(88,359)	(139,866)
Depreciation and amortization	2,615,728	2,796,518
Common stock granted for compensation and as payment in lieu of cash payments for accrued liabilities	7,530,796	716,699

Changes in assets and liabilities:
Accounts receivable	(215,894)	39,165
Prepaid expenses	(29,125)	17,158
Other current assets	(261,451)	(41,630)
Trade payables	84,844	186,659
Accrued and other expenses	432,918	2,639,348
Deferred revenue	(53,571)	(53,572)
Other liabilities	-	616,556
Accrued interest	216,369	528
Other long-term liabilities	-	125,000
Net cash (used in) provided by operating activities	(1,446,044)	(575,962)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Purchase of intangibles	-	-
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	964,985	675,906
Net cash (used in) provided by financing activities	964,985	675,906
Net effect of exchange rate changes on Cash	149,185	(148,351)
NET CHANGE IN NET CASH AND RESTRICTED CASH	(331,874)	(48,407)
CASH AND RESTRICTED CASH - BEGINNING OF YEAR	359,826	102,766
CASH AND RESTRICTED CASH - END OF PERIOD	$27,952	$54,359
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

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

Amortization expense with respect to intangible assets for the three months ended June 30, 2024 and 2023 totaled $1,327,914 and $1,381,536, respectively, and for the six months ended June 30, 2024 and 2023 totaled $2,610,050 and $2,762,567, respectively, which is included in depreciation and amortization in the Statements of Operations. The Company determined that there was an impairment of long-lived assets of $412,450 during the year ended December 31, 2022, which relates to a project no longer being pursued by the Company. In connection with the annual review of goodwill and intangibles for the year ended December 31, 2023, the Company determined that it was necessary to write down goodwill by $5,650,000 for TinBu and $1,060,200 for Global Gaming. The total impairment charges related to goodwill were $6,710,200 for the year ended December 31, 2023. It was also determined that there was impairment of certain intangible assets related to Global Gaming. As a result, for the year ended December 31, 2023 the Company recorded impairment charges of $488,300 to trade names and trademarks and $311,500 to technology acquired from Global Gaming. The total impairment charges to intangible assets for the year ended December 31, 2023 were $798,800.

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

The effects of the Reverse Stock Split have been reflected in this Amended Quarterly Report on Form 10Q/A for all periods presented.

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

Also on August 14, 2024, the Company announced that its subsidiary, Sports.com, has expanded its partnership with Bango PLC (AIM: BGO), (“Bango”), the global leader in subscription bundling and digital commerce solutions. The partnership is designed to expand Sports.com’s reach to new markets worldwide through Bango’s extensive international distribution network. Sports.com had already successfully completed its integration with Bango’s Digital Vending Machine®, which allows for seamless distribution of its sports content platform to millions of potential new users globally. The partnership targets the launch of Sports.com into 40 markets, focusing primarily on North America and Europe, with additional expansions into 5-6 markets across Latin America and the Asia Pacific region. The priority markets identified include the US, UK, Ireland, Chile, and Mexico, where the Company expects to see substantial engagement from sports fans.

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

The effects of the Reverse Stock Split have been reflected in this Amended Quarterly Report on Form 10Q/A for all periods presented.

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

Dated: September 3, 2024

