Form 10-K/A
period 2023-12-31
Lottery.com Inc.
filed 2024-09-24
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE: This Amendment No. 2 to the Form 10-K for the fiscal year ended December 31, 2023 is filed only to include a properly dated Auditor’s Report for the periods December 31 2023 and 2022 and for the years then ended.

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

Yusufali & Associates, LLC

Short Hills, NJ

PCAOB registration # 3313

We have served as the company’s auditor since 2022

June 4, 2024

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

(2) Exhibits

The exhibits listed below are filed as part of this Report or incorporated herein by reference to the location indicated.

Exhibit
Number	Description
2.1†	Business Combination Agreement, dated as of February 21, 2021, by and among Trident Acquisitions Corp., Trident Merger Sub II Corp., and AutoLotto, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on February 23, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Lottery.com Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
3.2	Amended and Restated Bylaws of Lottery.com Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
4.1	Warrant Agreement, dated as of May 29, 2018, between TDAC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on June 4, 2018).
4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.1	Letter Agreement among Trident Acquisitions Corp., Trident Acquisitions Corp.’s officers, directors and stockholders (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-223655) filed by Lottery.com with the SEC on May 21, 2018).
10.2	Stock Escrow Agreement between Trident Acquisitions Corp., Continental Stock Transfer & Trust Company and the initial stockholders of Trident Acquisitions Corp (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on June 4, 2018).
10.3	Services Agreement, dated as of March 10, 2020, by and between AutoLotto, Inc. and Master Goblin Games LLC (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.4	Amendment No. 1 to Services Agreement, dated as of June 28, 2021, by and between AutoLotto, Inc. and Master Goblin Games LLC (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.5	Investor Rights Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.12 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.6	Initial Stockholder Forfeiture Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.7#	Employment Agreement, dated as of February 21, 2021, by and between Lawrence Anthony DiMatteo III and AutoLotto, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.8#	Employment Agreement, dated as of February 21, 2021, by and between Matthew Clemenson and AutoLotto, Inc. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.9#	Amendment to Employment Agreement, dated March 23, 2022, by and between Matthew Clemenson and Lottery.com (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.10#	Employment Agreement, dated as of February 21, 2021, by and between Ryan Dickinson and AutoLotto, Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.11#	Amendment to Employment Agreement, dated March 23, 2022, by and between Ryan Dickinson and Lottery.com (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.12#	Employment Agreement, dated as of March 19, 2021, by and between Kathryn Lever and AutoLotto, Inc. (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.13#	Amendment to Employment Agreement, dated as of March 28, 2022, by and between Kathryn Lever and Lottery.com Inc. (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.14#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.15#	AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).

10.16#	Form of Restricted Stock Award Agreement under the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.17#	Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (Reg. No. 333- 257734), filed by Lottery.com with the SEC on October 5, 2021).
10.18#	Form of Option Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.19#	Form of Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.20#	Form of Director Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.21#	Resignation and Release Agreement, dated July 22, 2022, by and between Lottery.com and Lawrence Anthony DiMatteo III (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on July 22, 2022).
10.22#	Consulting Agreement by and between AutoLotto, Inc. dba Lottery.com and Simpexe, LLC, specifically Harry Dhaliwal, dated July 1, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on July 6, 2022).
10.23+	Master Affiliate Agreement, dated as of October 2, 2021 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 16, 2022).
10.24	Loan Agreement (Deed), dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as lender (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K/A filed by Lottery.com with the SEC on May 10, 2023).
10.25	Loan Agreement Deed, Debenture Deed and Securitization, dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as security holder (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K/A filed by Lottery.com with the SEC on May 10, 2023).
10.26	Amended and Restated Loan Agreement and Deed, dated August 8, 2023, between Lottery.com and United Capital Investments London Limited as lender (incorporated by reference to Exhibit 10.26 of the Registration Statement on Form S-1 filed by Lottery.com with the SEC on September 3, 2024).
10.27	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited lender (incorporated by reference to Exhibit 10.27 of the Registration Statement on Form S-1 filed by Lottery.com with the SEC on September 3, 2024).
10.28	Business Loan Agreement dated January 4, 2022, between Autolotto, Inc. and The Provident Bank (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 22, 2023).
10.29	$30,000,000 Promissory Note dated January 4, 2022, between Autolotto, Inc. and The Provident Bank (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 22, 2023).
10.30	Amendment and Restatement Agreement in respect of Loan Agreement (Deed) dated 7 December 2022, between Lottery.com and Woodford Eurasia Assets Ltd. lender (incorporated by reference to Exhibit 10.30 of the Registration Statement on Form S-1 filed by Lottery.com with the SEC on September 3, 2024).
21.1	List of Subsidiaries of Lottery.com Inc. (incorporated by reference to Exhibit 21.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.

†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission. any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTTERY.COM INC.

Date: September 24, 2024	By:	/s/ Matthew McGahan
	Name:	Matthew McGahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew McGahan	Chief Executive Officer	September 24, 2024
Mark Gustavson	(Principal Executive Officer)

/s/ Matthew McGahan	Chairman of the Board	September 24, 2024
Matthew McGahan

/s/ Warren Macal	Director	September 24, 2024
Warren Macal

/s/ Christopher Gooding	Director	September 24, 2024
Christopher Gooding

/s/ Paul S. Jordan	Director	September 24, 2024
Paul S. Jordan

/s/ Tamer T. Hassan	Director	September 24, 2024
Tamer T. Hassan