Form 10-Q
period 2024-09-30
Lottery.com Inc.
filed 2024-12-16
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the quarterly period ended September 30, 2024

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

As of November 22, 2024, 10,636,344 shares of common stock, par value $0.001 per share were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of Lottery.com Inc. (“Lottery.com”, the “Company”, “we” or “us”). Forward-looking statements appear in a number of places in this Report, including, without limitation, under the heading in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2023 (the Amended “Annual Report”) which was filed on May 20, 2024   and in this Report, as such factors may be updated in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), as well as the following:

●	The findings of the previously disclosed Internal Investigation (as defined herein) and other matters have exposed us to a number of legal proceedings, investigations and inquiries, resulted in significant legal and other expenses, required significant time and attention from our senior management, among other adverse impacts.

●	We and certain of our former officers are, and in the future, we or our officers and directors may become, the subject of legal proceedings, investigations and inquiries by governmental agencies with respect to the findings of the Internal Investigation and other matters, which could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.

●	We have been named as a defendant in a number of lawsuits filed by purchasers of our securities, including class action lawsuits that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

●	Matters relating to or arising from the restatement and the Internal Investigation, including adverse publicity and potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

●	In July 2022, we furloughed the majority of our employees and suspended our lottery game sales operations after determining that we did not have sufficient financial resources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As a result, we may not be able to continue as a going concern.

●	We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

ii

●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

●	The circumstances that led to the failure to file our annual report and quarterly reports on time, and our efforts to investigate, assess and remediate those matters have caused and may continue to cause substantial delays in our SEC filings.

●	Our inability to compete with other forms of entertainment for consumers’ discretionary time and income.

●	Economic downturns, inflation, geopolitical and political and market conditions beyond our control.

●	Negative events or media coverage relating to our business, our management and directors, the lottery, lottery games or online gaming or betting.

●	Our inability to attract and retain users, including as a result of failing to appear in Internet search engine results.

●	Our continued ability to use domain names to promote and increase the value of our brand.

●	Scrutiny by stakeholders with respect to responsible gaming and ethical conduct.

●	Our ability to achieve profitability and growth in the newly-developed market for online lottery games.

●	Our inability to profitably expand into new markets or capitalize on new gaming and lottery industry trends and changes, such as by developing successful new product offerings.

●	The effectiveness of our marketing efforts in developing and maintaining our brand and reputation.

●	Failure to offer high-quality user support.

●	Adverse impacts to user relationships resulting from disruptions to our information technology.

●	The vulnerability of our information systems to cyberattacks and disruptions caused with respect thereto, including an inability to securely maintain personal and other proprietary user information.

●	Our inability to adapt to changes or updates in the Internet, mobile or personal devices, or new technology platforms or network infrastructures.

●	The exposure of our online infrastructure to risks relating to new and untested distributed ledger technology.

●	Our inability to comply with complex, ever-changing and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming and lottery industries.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or software component products for our gaming platforms, product offerings and the processing of user payments and withdrawals.

●	Our inability to maintain successful relationships and/or agreements with lottery organizations and other third-party marketing or service provider affiliates.

iii

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations necessary for the operation of our business.

●	The effectiveness of our transition and compliance with the regulatory and other requirements of being a newly public company.

●	We are currently not in compliance with the minimum share price of $1.00 and the minimum market value of $5 million as required by Nasdaq Continued Listing Standards and we have had periods of non-compliance in the past and we may not be able to regain compliance with Nasdaq’s continued listing standards in the future.

●	Limited liquidity and trading of our securities.

●	Lenders may not loan us the amounts they agreed to under existing Loan Agreements.

●	Our obligations under certain loan agreements are secured by a first priority security interest in substantially all of our assets and if we were to default, we could be required to curtail or abandon our business plans and operations.

●	The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford, UCIL, or Univest (as defined herein) under their loan agreements may depress the market price of our common stock and cause substantial dilution.

●	We currently owe a significant amount of money under our loan agreements, which we may not be able to repay.

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

iv

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets:
Cash	$60,466	$359,826
Accounts receivable	434,457	24,241
Prepaid expenses	19,248,357	19,020,159
Other current assets	770,666	907,632
Total current assets	20,513,946	20,311,858

Notes receivable	2,000,000	2,000,000
Investments	250,000	250,000
Goodwill	7,746,491	11,227,491
Intangible assets, net	14,994,949	17,681,874
Property and equipment, net	13,817	21,309
Other long-term assets	12,884,686	12,884,686
Total assets	$58,403,889	$64,377,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$8,231,152	$7,991,802
Deferred revenue	276,786	357,143
Notes payable - current	6,412,127	6,026,669
Accrued interest	1,096,101	858,875
Accrued and other expenses	12,696,559	11,359,616
Other liabilities	2,017,111	1,167,111
Total current liabilities	30,729,836	27,761,216

Long-term liabilities:
Convertible debt, net - non current	-	-
Other long-term liabilities	-	-
Total long-term liabilities	-	-
Commitments and contingencies (Note 14)	-	-
Total liabilities	30,729,836	27,761,216

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 10,123,682 and 2,877,045 issued and outstanding September 30, 2024 and December 31, 2023, respectively	10,124	2,877
Additional paid-in capital	280,307,750	269,690,569
Accumulated other comprehensive loss	243,980	(91,667)
Accumulated deficit	(254,879,047)	(235,106,206)
Total Lottery.com Inc. stockholders’ equity	25,682,807	34,495,573
Noncontrolling interest	1,991,246	2,120,429
Total Equity	27,674,053	36,616,002

Total liabilities and stockholders’ equity	$58,403,889	$64,377,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$200,655	$285,523	$716,972	$1,561,096
Cost of revenue	83,829	72,171	213,186	203,001
Gross profit	116,826	213,352	503,786	1,358,095

Operating expenses:
Personnel costs	679,346	1,289,893	3,454,011	3,606,841
Professional fees	1,447,403	400,837	6,957,299	2,499,568
General and administrative	411,779	255,441	1,382,973	1,557,271
Depreciation and amortization	1,207,914	1,421,269	3,823,642	4,218,907
Total operating expenses	3,746,442	3,367,440	15,617,925	11,882,587
Income (loss) from operations	(3,629,616)	$(3,154,088)	(15,114,139)	$(10,524,492)

Other expenses
Interest (income) expense	126,753	243,424	350,784	284,589
Other (income) expense	(20,431)	3,105	(11,747)	61,577
Loss on impairment of intangibles & goodwill	4,298,002	-	4,298,002	-
Total other expenses (income), net	4,404,324	246,529	4,637,039	346,166

Net loss before income tax	$(8,033,940)	$(3,400,617)	$(19,751,178)	$(10,870,658)
Income tax expense (benefit)	12,814	-	21,114	-
Net loss	(8,046,754)	(3,400,617)	(19,772,292)	(10,870,658)

Other comprehensive loss
Foreign currency translation adjustment, net	102,704	(34,256)	128,635	(182,607)
Comprehensive loss	(7,944,050)	(3,434,873)	(19,643,657)	(11,053,265)

Net income attributable to noncontrolling interest	(40,824)	72,227	(129,183)	212,094
Net loss attributable to Lottery.com Inc.	(7,984,874)	(3,362,646)	(19,772,840)	(10,841,171)

Net loss per common share
Basic and diluted	$(1.46)	$(1.33)	$(4.48)	$(5.38)

Weighted average common shares outstanding
Basic and diluted	5,464,931	2,527,045	4,409,648	2,016,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTTERY.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2024 and 2023

							Total
						Accumulated	AutoLotto
			Additional			Other	Inc.		Total
	Common Stock		Paid-In		Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital		Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2022	2,527,045	2,527		267,597,370	(208,187,210)	3,622	59,416,309	2,400,176	61,816,485
Stock based compensation	-	-		358,349	-	-	358,349	-	358,349
Other comprehensive loss	-	-	-	-		(114,095)	(114,095)	-	(114,095)
Net loss					(3,260,437)		(3,260,437)	(67,640)	(3,328,077)
Balance as of March 31, 2023	2,527,045	$2,527		$267,955,719	$(211,447,647)	(110,473)	$56,400,126	$2,332,536	$58,732,662

Stock based compensation	-	-		358,349	-	-	358,349	-	358,349
Other comprehensive loss	-	-		-	-	(34,256)	(34,256)	-	(34,256)
Net loss	-	-		-	(4,218,088)	-	(4,218,088)	(72,226)	(4,290,314)
Balance as of June 30, 2023	2,527,045	2,527		268,314,068	(215,665,735)	(144,729)	52,506,131	2,260,310	54,766,441
Stock based compensation	-			358,349	-	-	358,349	-	358,349
Other comprehensive loss	-			-	-	(34,256)	(34,256)		(34,256)
Net loss				-	(3,362,646)	-	(3,362,646)	(72,226)	(3,434,872)
Balance as of September 30, 2023	2,527,045	$2,527		$268,672,417	$(219,028,381)	(178,985)	$49,467,578	$2,188,084	$51,655,662

Balance as of December 31, 2023	2,877,045	2,877		269,690,569	(235,106,206)	(91,667)	34,495,573	2,120,429	36,616,002
Stock based compensation	1,851,277	1,851		3,652,273	-	-	3,654,124	-	3,654,124
Other comprehensive loss	-	-		-	-	16,673	16,673		16,673
Net loss	-	-			(5,665,244)		(5,665,244)	(43,735)	(5,708,979)
Balance as of March 31, 2024	4,728,322	4,728		273,342,842	(240,771,450)	(74,994)	32,501,126	2,076,694	34,577,820
Stock based compensation	2,685,639	2,686		4,009,542	-	-	4,012,228	-	4,012,228
Conversion of Debt to Stock	105,440	105		137,491	-	-	137,596	-	137,596
Other comprehensive loss	-	-		-	-	74,994	74,994	-	74,994
Net loss	-	-		-	(6,163,547)		(6,163,547)	(44,624)	(6,208,171)
Balance as of June 30, 2024	7,519,401	7,519		277,489,875	(246,934,997)	0	30,562,397	2,032,070	32,594,467

Stock based compensation	2,030,514	2,031		2,259,899	-	-	2,261,930	-	2,261,930
Stock issued for acquisition of subsidiary	50,000	50					50		50
Conversion of Debt to Stock	523,767	524		557,976	-	-	558,500	-	558,500
Other comprehensive loss	-	-		-		243,980	243,980	-	243,980
Net loss	-	-		-	(7,944,050)	-	(7,944,050)	(40,824)	(7,984,874)
Balance as of September 30, 2024	10,123,682	10,124		280,307,750	(254,879,047)	243,980	25,682,807	1,991,246	27,674,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Lottery.com Inc.	$(19,772,840)	$(10,841,171)
Adjustments to reconcile net income to net cash used in operating activities:
Loss (Income) attributable to noncontrolling interest	129,183	(139,866)
Depreciation and amortization	3,823,642	4,217,873
Common stock granted for compensation and as payment in lieu of cash payments for accrued liabilities	10,621,823	1,075,049
Loss on impairment of intangibles & goodwill	4,298,002	0
Changes in assets and liabilities:
Accounts receivable	(410,216)	67,057
Prepaid expenses	(228,198)	32,601
Other current assets	136,966	(48,873)
Other long term assets	-	125,000
Trade payables	116,057	208,680
Accrued and other expenses	1,231,465	3,789,088
Deferred revenue	(80,357)	(80,357)
Other liabilities	-	617,556
Accrued interest	850,000	210,831
Other long-term liabilities	237,226	-
Net cash (used in) provided by operating activities	952,753	(766,532)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Purchase of intangibles	(884,906)	-
Net cash used in investing activities	(884,906)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	(31,560)	870,976
Net cash (used in) provided by financing activities	(31,560)	870,976
Net effect of exchange rate changes on Cash	(335,647)	(143,475)
NET CHANGE IN NET CASH AND RESTRICTED CASH	(299,360)	(39,031)
CASH AND RESTRICTED CASH - BEGINNING OF YEAR	359,826	102,766
CASH AND RESTRICTED CASH - END OF PERIOD	$60,466	$ 63,735
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2024

Note 1. Nature of Operations

Description of Business

Lottery.com Inc. (formerly Trident Acquisitions Corp) (“TDAC”, “Lottery.com” or “the Company”), was formed as a Delaware corporation on March 17, 2016. On October 29, 2021, we consummated a business combination (the “Business Combination”) with AutoLotto, Inc. (“AutoLotto”). Following the closing of the Business Combination (the “Closing”) we changed our name from “Trident Acquisitions Corp.” to “Lottery.com Inc.” and the business of AutoLotto became our business. In connection with the Business Combination the Company moved its headquarters from New York, New York to Spicewood, Texas. In September of 2024, headquarters for the Company was moved to Fort Worth Texas.

The Company is a leading provider of domestic and international lottery products and services. As an independent third-party lottery game service, the Company offers a platform that it developed and operates to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad (the “Platform”). The Company’s revenue generating activities are focused on (i) offering the Platform via the Lottery.com app and our websites to users located in the U.S. and international jurisdictions where the sale of lottery games is legal and our services are enabled for the remote purchase of legally sanctioned lottery games (our “B2C Platform”); (ii) offering an internally developed, created and operated business-to-business application programming interface (“API”) of the Platform to enable commercial partners in permitted U.S. and international jurisdictions to purchase certain legally operated lottery games from the Company and resell them to users located within their respective jurisdictions (“B2B API”); and (iii) delivering global lottery data, such as winning numbers and results, and sports data, such as scores and statistics, to commercial digital subscribers and providing access to other proprietary, anonymized transaction data pursuant to multi-year contracts (“Data Service”).

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

In connection with the Company’s Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $254.8 million and working capital of approximately negative $10.2 million on September 30, 2024. For the quarter ended September 30, 2024, the company sustained a loss of $7.98 million. For the year ending December 31, 2023 the company sustained a net loss of $25.5 million. The Company sustained a loss from operations of $60.0 million and $53.0 million for the years ending December 31, 2022, and 2021, respectively. Subsequently, the Company sustained additional operating losses and anticipates additional operating losses for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash holdings are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $11,047 on September 30, 2024 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

Foreign currency translation

Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. dollars. Global Gaming operates in Mexican Pesos and the base currency for S&MI Ltd. is British Pounds.

Dollars using period-end exchange rates. Sales, costs and expenses are translated at the average exchange rates in effect during the reporting period.

Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss).

Cash and Restricted Cash

As of September 30, 2024 and December 31, 2023, cash was comprised of cash deposits. From time-to-time cash deposits with some banks may exceed federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of September 30, 2024 and December 31, 2023.

Accounts Receivable

The Company through its various merchant providers pre-authorizes forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and does not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, which are its customers, in the normal course of business. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. At September 30, 2024 and December 31, 2023 the allowance for uncollectible receivables was $104,270 and $97,520, respectively. The Company has not incurred bad debt expense historically.

Prepaid Expenses

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with a third party to provide advertising services and issued equity instruments as compensation for the advertising services (“Prepaid advertising credits”). The Company expenses the service as it is performed by the third party. The value of the services provided were used to value these contracts, except for the year ended December 31, 2021 the Company reserved for potential inability to realize $2,000,000 of prepaid advertising credits in future periods. The current portion of prepaid expenses is included in current assets on the consolidated balance sheets. The Company has remaining prepaid expenses of $19,248,357 and $19,020,159 on September 30, 2024 and December 31, 2023, respectively.

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

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to enhance the reportable segment disclosures. The guidance will require additional disclosures about significant segment expenses. The guidance is effective for the public companies with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this standard.

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

Pursuant to the terms of the Business Combination Agreement, the holders of issued and outstanding shares of AutoLotto immediately prior to the Closing (the “Sellers”) were entitled to receive up to 300,000 additional shares of Common Stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “TDAC Founders”) were also entitled to receive up to 200,000 additional shares of Common Stock (the “TDAC Founder Earnout Shares” and, together with the Seller Earnout Shares, the “Earnout Shares”). One of the earnout criteria had not been met by the December 31, 2021 deadline thus no earnout shares were granted specific to that criteria. 150,000 of the Seller Earnout Shares and 100,000 TDAC Founder Earnout Shares were still eligible Earnout Shares until December 31, 2022. The criteria were not met by December 31, 2022 and those earnout shares were not granted. All of the remaining potential earnout shares were forfeited as of December 31, 2022.

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

S&MI Ltd. Acquisition

On September 30, 2024, the Company completed its acquisition of 100 percent of equity of S&MI Ltd., an entity organized under the laws of the United Kingdom. SM&I provides a streaming and multimedia platform which incorporates subscriptions, billing, and white label capabilities. The platform is available in both web and mobile formats to support the monetization, distribution, and broadcast of media assets. The platforms support B2B consumer engagement and are also designed to service telecom companies in the global distribution of content to their customers. The opening balance of the acquiree have been included in our consolidated balance sheet since the date of the acquisition. Since the acquirees’ financial statements were denominated in British Pounds Sterling, the exchange rate of 0.7616 GBP per dollar was used to translate the balances.

The net purchase price has been initially allocated to the assets and liabilities acquired as per the table below. A valuation analysis will be completed and specific intangible assets will be identified and valued. Goodwill may also be identified if the future economic benefits arising from other assets acquired are not able to be individually identified and separately recognized as part of the valuation analysis. The fair values of acquired intangible assets were determined using Level 3 inputs which were not observable in the market.

The total purchase price of $1,000,000 in an all-stock purchase. [See purchase agreement detail]. The purchase price was allocated to the identified tangible and intangible assets acquired based on their estimated fair values at the acquisition date as follows:

Cash	$0-
Trade Accounts receivable, net	124,928
Accounts receivable - Other	26,573
VAT (net)	8,079
Prepaid Expenses	16,165
Intangible assets	884,906
Total assets	$1,060,651

Accounts payable and other liabilities	$(151,817)
UK Loan (COVID support)	(23,796)
Director’s Loan *	(558,632)
Total liabilities	$(734,245)

Total net assets of Acquiree	$326,406

Note 4. Property and Equipment, net

Property and equipment, net as of September 30, 2024 and December 31, 2023, consisted of the following:

	September 30, 2024	December 31, 2023

Computers and equipment	$124,678	$124,199
Furniture and fixtures	16,898	16,898
Software	2,026,201	2,026,200
Property and equipment	2,167,777	2,167,297
Accumulated depreciation	(2,153,960)	(2,145,988)
Property and equipment, net	$13,817	$21,309

Depreciation expense for the three months ended September 30, 2024 was $2,095 and was $7,772 for the three months ended September 30, 2023.

Note 5. Prepaid Expenses

Prepaid expenses consist primarily of advertising credits from two top tier media organizations that operate in the United States. The advertising credits were obtained in return for warrants, shares of common stock and shares of preferred stock. The agreements do not specify a time period for utilizing these credits and there is no requirement to provide cash or other consideration in connection with utilizing them. The balance can be utilized at any time at the mutual consent of the parties. The Company expects to begin utilizing these credits in the first quarter of 2025 and anticipates fully utilizing all of them by the end of 2025. Accordingly, they are presented as current assets.

Note 6. Notes Receivable

On March 22, 2022, the Company entered into a three-year secured promissory note agreement with a principal amount of $2,000,000. The note bears simple interest at the rate of approximately 3.1% annually, due upon maturity of the note. The note is secured by all assets, accounts, and tangible and intangible property of the borrower and can be prepaid any time prior to its maturity date. As of September 30, 2024, the entire $2,000,000 in principle was outstanding.

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

Note 8. Write-Off of Goodwill and Intangibles

As required by ASC 350 Intangibles – Goodwill and Other Impairment and ASC 360 – Impairment Testing: Long-Lived Assets, in connection with preparing the consolidated financial statements for the three months ended September 30, 2024, management conducted a review as to whether there are conditions or circumstances that may indicate the impairment of its long-lived assets, goodwill and other indefinite-lived intangible assets.

The Company reviewed the goodwill and intangibles acquired in the acquisitions of TinBu, LLC and Global Gaming Enterprises, Inc., the domain names and software purchased from third parties, and software developed in-house. Each of TinBu, Global Gaming, and Lottery.com is considered a reporting unit for application of the GAAP accounting requirements related to analysis for potential impairment of goodwill and intangible assets.

The company performed a valuation of each of the reporting units described above, using discounted cash flow methodologies and estimates of fair market value. Given the results of the quantitative assessment, the company determined that the goodwill for the TinBu and Global Gaming reporting units was impaired.  For the three months ended September 30, 2024, the company recognized goodwill impairment charges of $1.57 million for the TinBu reporting unit and $1.91 million for the Global Gaming reporting unit. The total impairment charges related to goodwill were $3.48 million. In addition, it was determined that there was an impairment of certain intangible assets related to Global Gaming. For the three months ended September 30, 2024, the Company recorded impairment charges of $548 thousand to trade name, $150 thousand to customer relationships, and $119 thousand to technology acquired from Global Gaming. The total impairment charges to intangible assets were $817 thousand.

Note 9. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	September 30, 2024				December 31, 2023
		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,350,000	$(1,312,417)	$37,583	$1,350,000	$(1,006,389)	$343,611
Trade name	6 years	2,550,000	(1,828,867)	721,133	2,550,000	(1,555,925)	994,075
Technology	6 years	3,935,177	(2,372,040)	1,563,137	3,050,000	(2,257,205)	792,795
Software agreements	6 years	14,450,000	(10,608,332)	3,841,668	14,450,000	(8,791,944)	5,658,056
Gaming license	6 years	4,020,000	(2,177,500)	1,842,500	4,020,000	(1,675,000)	2,345,000
Internally developed software	2 - 10 years	2,904,473	(949,712)	1,954,761	2,904,473	(737,053)	2,167,420
Domain name	15 years	6,935,000	(1,900,833)	5,034,167	6,935,000	(1,554,083)	5,380,917
		$36,144,650	$(21,149,701)	$14,994,949	$35,259,473	$(17,577,599)	$17,681,874

Amortization expense with respect to intangible assets for the three months ended September 30, 2024 and 2023 totaled $1,205,819 and $3,815,869, respectively, and for the nine months ended September 30, 2024 and 2023 totaled $2,610,050 and $4,133,730, respectively, which is included in depreciation and amortization in the Statements of Operations. As part of a review of goodwill and intangibles for the period ended September 30, 2024 the Company determined it was necessary to write down goodwill by $1,575,000 for TinBu and $1,906,000 for Global Gaming. Total impairment charges to goodwill for the three months ended September 30, 2024 were $3,481,000, It was also determined that there was impairment of certain intangible assets related to Global Gaming. As a result, for the period ended September 30, 2024 the Company recorded impairment charges of $150,333 to customer relationships, $547,669 to trade names and trademarks and $119,000 to technology acquired from Global Gaming. The total impairment charges to intangible assets for the period ended September 30, 2024 were $817,002.

The Company determined that there was an impairment of long-lived assets of $412,450 during the year ended December 31, 2022, which relates to a project no longer being pursued by the Company. Additionally, in connection with the annual review of goodwill and intangibles for the year ended December 31, 2023, the Company determined that it was necessary to write down goodwill by $5,650,000 for TinBu and $1,060,200 for Global Gaming. The total impairment charges related to goodwill were $6,710,200 for the year ended December 31, 2023. It was also determined that there was impairment of certain intangible assets related to Global Gaming. As a result, for the year ended December 31, 2023 the Company recorded impairment charges of $488,300 to trade names and trademarks and $311,500 to technology acquired from Global Gaming. The total impairment charges to intangible assets for the year ended December 31, 2023 were $798,800.

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
2024	$1,018,428
2025	4,073,715
2026	1,583,715
2027	1,101,289
Thereafter	7,217,802
$14,994,949

The Company had software development costs of $476,800 related to projects not placed in service as of both September 30, 2024 and December 31, 2023, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

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

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties verbally agreed to extend the maturity of the notes to December 31, 2021. While the TDAC business combination was a Qualified Financing event, noteholders were required to consent to conversion and surrender their Note to the Company prior to the close of the business combination. Noteholders that failed to consent and surrender their note prior to the business combination lost the ability to convert because there were no additional Qualified Financing events following the business combination and before the maturity date of the notes. As of both September 30, 2024, and December 31, 2023 the remaining outstanding balance of $771,500 relates to notes that are no longer convertible which have been reclassified and reported as Notes Payable. Accrued interest on the Series A notes payable was $318,909 on September 30, 2024. These notes have matured and have not been repaid.

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

During the year ended December 31, 2021, the Company entered into multiple Convertible Promissory Note agreements with unaffiliated investors for an aggregate amount of $38,893,733. The notes bear interest at 8% per year, are unsecured, and are due and payable on dates ranging from December 2021 to December 2022. The Company could not prepay these loans without consent from the noteholders. As of December 31, 2021, the Series B Convertible Notes issued during 2021 had a balance of $0.

During the year ended December 31, 2021, the Company entered into amendments with six of the Series B holders of promissory notes issued between November 2018 and December 2020 to increase the principal value of the notes. The additional principal associated with the amendments totaled $3,552,114. The amendments were accounted for as a debt extinguishment, whereby the old debt was derecognized and the new debt was recorded at fair value. The Company recorded loss on extinguishment of $71,812 as a result of the amendment which was mapped in “Other expenses” on the consolidated statements of operations and comprehensive loss.

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 488,226 shares of Lottery.com common stock. While the TDAC business combination was a Qualified Financing event, noteholders were required to consent to conversion and surrender their Note to the Company prior to the close of the business combination. Noteholders that failed to consent and surrender their note prior to the business combination lost the ability to convert because there were no additional Qualified Financing events following the business combination and before the maturity date of the notes. As of December 31, 2023 the remaining outstanding balance of $185,095 relates to notes that are no longer convertible which have been reclassified and reported as Notes Payable. Accrued interest on the Series B notes payable was $75,915 on September 30, 2024. See Note 10. These notes have matured and have not been repaid.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments were deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of both September 30, 2024 and December 31, 2023, the balance of the loan was $150,000. As of September 30, 2024, the accrued interest on this note was $6,378.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at a variable rate, are unsecured, and the parties verbally agreed that the notes would be due upon a qualifying financing event. The notes were not retired in connection with the Business Combination in October of 2021 and remain outstanding. As of both September 30, 2024 and December 31, 2023, the balance of the loans totaled $13,000, respectively.

Notes payable

On August 28, 2018, in connection with the purchase of the entire membership interest of TinBu, the Company entered into several notes payable for $12,674,635 with the sellers of the TinBu and a broker involved in the transaction. The notes had an interest rate of 0%, and original maturity date of January 25, 2022. The notes payable were modified during 2021 to extend the maturity to June 30, 2022 and change the interest rate to include simple interest of 4.1% per annum effective October 1, 2021. Each of the amendments were evaluated and determined to be loan modifications and accounted for accordingly. This note is in technical default because they were not repaid by the maturity date and no alternative agreement has been entered by the Parties.

As of both September 30, 2024 and December 31, 2023, the balance of the notes was $2,336,081. Accrued interest on these notes was $323,273 on September 30, 2024.

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

The effects of the Reverse Stock Split have been reflected in this Amended Quarterly Report on Form 10Q for all periods presented.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of September 30, 2024, there were no shares of preferred stock issued and outstanding.

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

As of September 30, 2024 and December 31, 2023, 10,123,682 and 2,877,045 shares of Common Stock, post reverse stock split, respectively, were outstanding. During the three months ended September 30, 2024, the Company issued the following shares of common stock.

Schedule of Common Stock
Issuance of Common Stock Stock for compensation and as payment in lieu of cash payments for accrued liabilities	2,130,514
Issuance of Common Stock converted for Convertible Note	523,767

Total	2,654,281

Public Warrants

The Public Warrants became exercisable 30 days after the Closing; the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The S-1 registration became effective November 24, 2021. The Public Warrants will expire five years after October 29, 2021, which was the completion of the TDAC Combination or earlier upon redemption or liquidation.

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

After giving effect to the Business Combination, and as of September 30, 2024 there were Public Warrants outstanding for the issuance of 1,006,250 shares of common stock of the Company, which total includes previously issued warrants of AutoLotto, now warrants of Lottery.com Inc., which are exercisable for the purchase of an aggregate of 19,784 shares of common stock of the Company.

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

Common Stock Warrants

The Company did not issue any warrants during the three months ended September 30, 2024. All 24,415 outstanding warrants are fully vested and have a weighted average remaining contractual life of 1.07 years. The Company did not incur any expense for the three months ended September 30, 2024.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2023	24,415	0.11	1.82	1,200,387
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at September 30, 2024	24,415	$0.11	1.07	$1,200,387

Earnout Shares

As detailed in Note 3 - as part of the TDAC Combination as of December 31, 2021 a total of 5,000,000 [prior to the August 2023 1:20 stock split] Earnout Shares were eligible for issuance until December 31, 2022. Conditions for the earnout were not met and the potential earnout shares were forfeited on December 31, 2022.

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

2021 Equity Incentive Plan

In connection with the Business Combination, our board of directors adopted, and our stockholders approved, the Lottery.com 2021 Incentive Award Plan (the “2021 Plan”) under which 616,518 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 by a number of shares of Company common stock equal to five percent (5%) of the total outstanding shares of Company common stock on the last day of the prior calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no such increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Company common stock than would otherwise occur pursuant to the preceding sentence. During the period ended September   30, 2024, the Company has not granted awards under the 2021 Plan.

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

Stock Options

The Company did not issue any new stock options during the quarter ended September 30, 2024. The following table shows stock option activity for the year ended December 31, 2023 and quarter ended June 30, 2024:

Weighted
				Weighted	Average
	Shares	Outstanding	Average	Remaining	Aggregate
	Available	Stock	Exercise	Contractual	Intrinsic
	for Grant	Awards	Price	Life (years)	Value
Outstanding at December 31,
2023	10,455	17,283	$8.20	2.4	$944,544
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-
Outstanding at September 30, 2024	10,455	17,283	$8.20	1.65	$944,544

Restricted awards

The Company awards restricted stock to employees, directors, and certain outside consultants from time to time which are granted with various vesting terms including immediate vesting, service-based vesting, and performance-based vesting. In accordance with ASC 718, the Company has classified the restricted stock as equity.

For such issuances, the measurement date is the date of grant, and the Company recognizes compensation expense for the grant of the restricted shares, over the service period for the restricted shares that vest over a period of time and for performance-based vesting awards, the Company recognizes the expense when management believes it is probable the performance condition will be achieved. As of September 30, 2024 and December 31, 2023, unrecognized stock-based compensation associated with the restricted stock awards is $0 and $0 respectively.

The Company had restricted stock activity summarized as follows:

		Weighted
		Average
	Number of	Grant
	Shares	Fair Value
Outstanding at December 31, 2023	-	$-
Granted	3,101,277	1.40
Vested	3,101,277	1.40
Forfeited/cancelled	-	-
Restricted shares unvested at March 31, 2024	-	-
Granted **	2,669,932	1.05
Vested **	2,669,932	1.05
Forfeited/cancelled	-
Restricted shares unvested at June 30, 2024	-	$-
Granted**	2,654,281	0.86
Vested**	2,654,281	0.86
Restricted shares unvested at September 30, 2024	-	-

Add rows for Q3 and the balance at September 30, 2024

**	Of the shares granted during the quarters ending June 30, 2024 and September 30, 2024 approximately 1.75 millionn and 2.1 million shares were granted in lieu of making cash payments to satisfy accrued liabilities and approximately 900K shares were issued to compensate for consulting services incurred during the quarter. All shares were registered in the S1 filing and no longer restricted.

Note 13. Income Taxes

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

Note 14. Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2024 and December 31, 2023.

Digital Securities

In 2018, the Company commenced an offering and issuance (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of the net raffle revenue of LDC Crypto Universal Public Company Limited (“LDC”). The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of LDC or the Company nor do they otherwise hold any rights that a holder of equity securities of LDC or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net raffle revenue. If the net raffle revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any raffle sweepstakes of LDC for such period. For the years ended December 31, 2023 and December 31, 2022, the company did not incur any obligations to the holders of the outstanding Digital Securities. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company did not satisfy any of those obligations during the three months ended September 30, 2024 or the years ended December 31, 2023, 2022, or 2021.

Leases

The Company leased office space in Spicewood, Texas which expired January 31, 2024 and had continued to utilize that facility on a month-to-month basis with monthly rent of $1,669 per month until August 31, 2024. On September 1, 2024, the company moved its headquarters to Fort Worth, Texas under a membership agreement with monthly cost of $154. Additionally, the Company has leased retail space in Waco, TX which expires on December 31, 2024 with monthly rent of $2,434. The Company also leases a campus for Sports.com in Boca Raton Florida for $25,000 per month under a 12 month lease agreement that commenced on August 1, 2024 and continues thru July 31, 2025. For the nine months ended September 30, 2024 and 2023 rent expense was $169,831 and $98,558, respectively.

As of September 30, 2024, future minimum rent payments due under non-cancellable leases are as follows:

Years ending December 31,	Amount
2024	7,302
2025	175,000
Thereafter	-
$182,302

Litigation and Other Loss Contingencies

As of September 30, 2024, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Part II, Item 1 for additional information.

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

J. Streicher

On July 29, 2022, the Company filed its original Verified Complaint for Breach of Contract and Specific Performance (the “Streicher Complaint”) against J. Streicher Financial, LLC (“Streicher”) in the Court of Chancery of the State of Delaware (the “Chancery Court”), styled AutoLotto, Inc. dba Lottery.com v. J. Streicher Financial, LLC (Case No. 2022-0661-MTZ). In the Streicher Complaint, the Company alleged that Streicher breached the contract entered into by the parties on March 9, 2022 and demanded that Streicher return $16,500,000 it owes to the Company. On September 26, 2022, the Chancery Court entered an order in favor of the Company, Granting with Modifications Company’s Motion for Partial Summary Judgment in the amount of $16,500,000 (the “Streicher Judgment”). On October 27, 2022, the Chancery Court further awarded the Company $397,037 in attorney’s fees (the “Fee Order”). On November 15, 2022, the Company initiated efforts against Streicher to seek collections on the Judgment. On December 8, 2022, the Company’s prior attorney Skadden, Arps, Slate, Meagher & Flom, LLP (“Skadden”) filed its Combined Motion to Withdraw as Counsel and For a Charging Lien in amount of $3,024,201 for legal fees unpaid by Company (“Skadden’s Motion”). On December 30, 2022, the Company filed its response to Skadden’s Motion, alleging that the Chancery Court should deny Skadden’s Motion for a Charging Lien as a matter of law or, in the alternative, limit the charging lien to the amount of the attorneys’ fees awarded by the Fee Order. As of the date of this Report, the Chancery Court has not set Skadden’s Motion for an oral hearing, nor has it entered an order on the motion. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000 and had agreed to make another payment in the amount of $75,000 on February 28, 2023, which it failed to make. The Company intends to fully collect on the Judgment and shall pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied. See “Item 1A. Risk Factors - Legal Proceedings Risks - We may not recover amounts owed to us from J. Streicher Financial, LLC” for further information, as filed on form 10-K/A for fiscal 2023, on September 24, 2024.

Preston Million Class Action

On August 19, 2022, Preston Million filed a Class Action Complaint (the “Class Action Complaint”) against the Company and certain former officers and directors of the Company in the United States District Court for Southern District of New York (the “SDNY”), styled Preston Million, Individually and on Behalf of All Others Similarly Situated vs. Lottery.com, Inc. f/k/a Trident Acquisitions Corp., Anthony DiMatteo, Matthew Clemenson and Ryan Dickinson (Case No. 1:22-cv-07111-JLR). The Class Action Complaint alleged violations by all defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) 15 U.S.C. §§ 78j(b), 78t(a), as amended by the Private Securities Litigation Reform Act of 1995 (“PSLRA”), U.S.C. § 78u-4 et seq. (collectively “Federal Securities Laws”). On November 18, 2022, the SNDY ordered the appointment of RTD Bros, LLC, Todd Benn, Tom Benn and Tomasz Rzedian (collectively “Lottery Investor Group”) as lead plaintiff and Glancy Prongay & Murray, LLP as lead counsel for plaintiffs and for the class in the case. On December 5, 2022, the Court stipulated a Scheduling Order in the case. On January 12, 2023, the Company’s legal counsel timely filed its Notice of Appearance. On January 31, 2022, plaintiffs filed their Amended Complaint adding Kathryn Lever, Marat Rosenberg, Vadim Komissarov, Thomas Gallagher, Gennadii Butkevych, Ilya Ponomarev as additional defendants in the case. The Amended Complaint alleges, among other things, that defendants made materially false and misleading statements in violation of Section 10(b),14(a) and 20(a) of the Exchange Act and plaintiffs seek compensatory damages, reasonable costs and expenses including counsel fees and expert fees. Pursuant to the Scheduling Order, the Company filed its motion to dismiss the Amended Complaint on April 3, 2023, under the newly consolidated caption and its proposed order to dismiss the matter. Plaintiffs were expected to file their opposition to the motion to dismiss no later than May 18, 2023, which would trigger the Company’s deadline to file its reply brief in support of their motion to dismiss no later than June 20, 2023. On February 6, 2024, the SDNY granted the Company’s Motion to Dismiss. On June 12, 2024, plaintiffs amended their complaint (the “Third Amended Complaint”). On July 12, 2024, the Company filed its motion to dismiss the Third Amended Complaint (the “MTD Third Amended Complaint”). On August 8, 2024, the plaintiffs filed their response in opposition to the MTD Third Amended Complaint. The Company filed its reply on August 22, 2024 to plaintiffs response in opposition to the MTD Third Amended Complaint.

TinBu Complaint

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “TinBu Plaintiffs”) filed its original complaint against Lottery.com, Inc. f /k/a AutoLotto, Inc. and its wholly-owned subsidiary TinBu, LLC (“TinBu”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “TinBu Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. The parties agreed to extend the Company’s and its subsidiary’s deadline to respond until May 1, 2023. On May 2, 2023, the Company and its subsidiary retained local counsel who filed a Notice of Appearance on behalf of the Company and TinBu and filed a Motion for Enlargement requesting the Court to extend its deadline to file its initial response to the Complaint by an additional 30 days (the “Motion for Enlargement”). On May 5, 2023, Plaintiffs filed their Motion for Court Default (“Plaintiffs’ Motion for Default”), despite the Company’s Motion for Enlargement. As of the date of this Amended Report, the Motion for Enlargement has not been set for a hearing. The Company intends to oppose Plaintiffs’ Motion for Default. On May 9, 2023, Plaintiffs served Plaintiffs’ First Request for Admissions (the “RFA”) to the Company. On October 13, 2023, the Court granted the Defendants’ Motion to Stay Litigation and Discovery pending a ruling on its Motion to Compel Arbitration. On November 16, 2023, the Court granted Defendants’ Motion to Compel Arbitration in Texas. The parties await a signed written order from the Court to that effect. The TinBu Plaintiffs have appealed the Court’s Order to Compel Arbitration in Texas.

On July 19, 2024, the Company received notice that the Tinbu Plaintiff’s requested a voluntary dismissal of their claims. The Tinbu Complaints have been voluntarily dismissed without prejudice by the District Court of Appeal of the State of Florida Second District and the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, indicating that no further action will be pursued by the plaintiffs in Florida State Court at this time. The District Court of Appeals also denied the Tinbu Plaintiff’s motion for attorney’s fees and costs. At present, other than what has already been recorded, the Company does not believe any additional liability is probable or estimable and therefor has not recorded any additional accruals related to this matter.

Global Gaming Data

On November 21, 2023, the Company and its wholly owned subsidiary TinBu, LLC (“TinBu”) (Company and TinBu collectively, “Plaintiffs”) filed their First Amended Verified Complaint in Federal Court for the Middle District of Florida (“MDF”) against John J. Brier, Jr. (“Brier”), Bin Tu (“Tu”), and Global Gaming Data, LLC (“GGD”) (collectively, “Defendants”) for violations of the Federal Defend Trade Secrets Act (“DTSA”), the Florida Uniform Trade Secrets Act (“FUTSA”) and the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”), and for breaches of contract and fiduciary duties, including the duty of loyalty, styled Lottery.com, Inc. f/k/a AutoLotto, Inc. and TinBu, LLC v. John J. Brier, Jr., Bin Tu, and Global Gaming Data, LLC (Case No.: 8:23-cv-2594-KKM-TGW) Defendants filed certain counterclaims against Plaintiffs. The Company’s request for a Temporary Restraining Order was denied by the MDF in February 2024. On June 11, 2024 the MDF denied Plaintiffs’ motion to dismiss. On June 25, 2024, Plaintiffs’ filed its answer to Defendants’ counterclaim(s). On July 10, 2024, the MDF entered a case management and scheduling order with a trial setting for October 2025. The parties are scheduled to attend a court ordered mediation on December 5, 2024. At present, other than what has already been recorded, the Company does not believe any additional liability is probable or estimable and therefor has not recorded any additional accruals related to this matter.

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

Despite requests from the Company, Woodford has repeatedly among other things: failed to prove the amounts loaned to the Company or claimed to have been advanced by Woodford to the Company; failed to indicate if it would accept accelerated payment of those verified amounts; failed to provide an anti-money laundering acceptable bank account to which payment could be made by the Company and failed to explain multiple failures to respond to requests for other funding to be accepted in the context of the Woodford Loan Agreement; failed to respond to requests for funding under the accordion facility of the Woodford Loan Agreement; and failed to respond to allegations of money laundering and conspiracy to defraud the Company and the matter has been referred to the Company’s legal counsel. At present, other than what has already been recorded, the Company does not believe any additional liability is probable or estimable and therefor has not recorded any additional accruals related to this matter.

McTurk

On June 10, 2024, the Company and Matthew McGahan (“McGahan”) (Company and McGahan collectively, “Defendants”) filed their Notice of Removal and No Answer Motion to Dismiss a state court complaint filed by Sharon A. McTurk (“McTurk”), Rutherford Enterprises, LLC (“Rutherford”), SJB Solutions, LLC (“SJB”) and Astra Supply Chain, LLC (“Astra”) McTurk, Rutherford, SJB and Astra (collectively, “Plaintiffs”) alleging fraudulent and negligent misrepresentation, aiding and abetting, and conspiracy against Defendants. On July 2, 2024, McGahan filed his Motion to Dismiss for Lack of Personal Jurisdiction and Defendants filed their Motion to Dismiss for Failure to State a Claim and Supporting Memorandum of Law (“Motions to Dismiss”). On July 19, 2024, Plaintiffs filed their response to the Motions to Dismiss. On October 29, 2024, the Court denied Defendants’ Motion to Stay Discovery Pending Resolution of Defendants’ Rule 12(b)(6) Motion to Dismiss. At present, other than what has already been recorded, the Company does not believe any additional liability is probable or estimable and therefor has not recorded any additional accruals related to this matter.

Honey Tree

On September 4, 2024, Honey Tree Trading, LLC (“Honey Tree” or “Plaintiff”) filed a verified original complaint (the “Complaint”) against Lottery.com (“Lottery.com” or the “Company”) and directors Matthew Howard McGahan (“McGahan”), Christopher Gooding (“Gooding”), Paul Jordan (“Jordan”), Tamer Hassan (“Hassan”) and Warran Macal (“Macal” together with McGahan, Gooding, Jordan and Hassan, the “Individual Defendants” and, collectively Lottery.com, the “Defendants”) in Delaware Chancery Court alleging, amongst other things, breach of contract by the Company with respect to certain notes and warrants and breach of fiduciary duties by the Individual Defendants. (CA. No. 2024-0921-NAC: styled Honey Tree Trading, LLC v. Lottery.com Inc., et al.). On October 10 ,2024, Honey Tree amended its Complaint by filing an amended verified complaint (the “Amended Complaint”) and a motion to expedite proceedings (the “Motion”). On November 6, 2024, at a hearing on Plaintiff’s Motion (the “Hearing”) and on the issue of breach of fiduciary duties against the Individual Defendants, Honey Tree’s counsel informed the Court that, “[t]here is no question that Honey Tree is presently a shareholder and was a shareholder at the time it presented its pleading.” On November 12, 2024, Plaintiff’s counsel informed the Court that “Honey Tree did own shares prior to the filing of the Amended Complaint but sold them prior to that filing; and (ii) Honey Tree did not subsequently purchase shares of Lottery.com until November 7, 2024, the day after the [H]earing,” (Plaintiff’s Admission”). Following Plaintiff’s Admission on November 13, 2024, Plaintiff dismissed without prejudice its claims against Hassan and Macal (the “Dismissal”). The Court ordered the Dismissal on November 15, 2024. At present, other than what has already been recorded, the Company does not believe any additional liability is probable or estimable and therefor has not recorded any additional accruals related to this matter.

Note 15. Related Party Transactions

The Company has entered into transactions with related parties. The Company regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with nonrelated parties.

During the year ended December 31, 2020, the Company entered into borrowing arrangements with the individual founders to provide operating cash flow for the Company. The Company paid $4,700 during 2021 and the outstanding balance which is included in account was $13,000 on September 30, 2024 and December 31, 2023.

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

During the quarter ended September 30, 2024, the Company entered into a borrowing arrangement with Robert Stubblefield, the Company’s Chief Financial Officer, to provide funding for certain operating expenses of the Company. The Loan amount is $57,682 and is anticipated to be repaid before December 31, 2024. The Loan was issued at zero percent interest. The Company has made any payments on the loan as of the date of this report.

Note 16. Subsequent Events

On October 16, 2024, the U.S. Securities and Exchange Commission (“SEC”)’s has declared the Company’s Form S-1 Registration Statement effective (“Registration Statement”; File Number: 333-281925). The Registration Statement, while effective, allows the covered selling securityholders to publicly resell the securities covered by the Registration Statement, subject to the satisfaction by selling security holders of the prospectus delivery requirements of the Securities Act of 1933, as amended, in connection with any such resale. The Registration Statement provides for an offering of 50 million shares of Common Stock at $3.00 per share.

On December 10, 2024, the Audit Committee of the Board of Directors of Lottery.com Inc. (the “Company”) approved the engagement of Boladale Lawal & Co (“BLC”) as the Company’s new independent registered public accounting firm, effective immediately for the quarter ended September 30, 2024.

On November 21, 2024, the Company fully-executed a Stock Purchase Agreement (the “Agreement”) with Generating Alpha Ltd., a St. Kitts and Nevis company, (the “Investor”). The Investor has agreed to purchase from the Company up to One Hundred Million Dollars ($100,000,000) (the “Commitment Amount”) of the Company’s fully registered, freely tradable common stock (the “Common Stock”) under certain terms and conditions. Pursuant to the terms of the Agreement the Company can request a “Put” on the purchase of its stock and the Investor has agreed to purchase the Company’s shares at ninety (90%) percent of the “Market Price.” Market Price shall be defined as the average VWAP of the common stock twenty trading days immediately preceding the Put (“Maximum Put Amount”). The dollar amount of Common Stock sold to the Investor in each Put may not be less than $20,000.00 and the maximum amount will equal 100% of the Average Daily Trading Volume. The Maximum Put Amount may be increased upon mutual written consent of the Company and the Investor. Puts are further limited to Investor owning no more than 4.99% of the Common Stock at any given time.

In accordance with the Agreement, the Company will issue to the Investor a Commitment Fee in shares of the Company’s common stock equivalent to 1.5% of half of the Commitment Amount. After drawing down half of the Commitment Amount, the Company shall issue an additional 1.5% of half the Commitment Amount in shares of the Company’s common stock, not to exceed 4.99% of the Company’s issued and outstanding. Any amount that would exceed 4.99% of the Company’s issued and outstanding shall be issued in the form of a prefunded Common Stock Purchase Warrant.

Item 2. Management’s and Analysis of Financial Condition and Results of Operations.

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

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused on restarting certain components of its core businesses (as described in more detail under “- Plans for Recommencement of Company Operations” below), and completing and filing the following (i) the restatements of the Company’s 2021 Audit and March 2022 Financials and preparing and filing the Company’s delinquent periodic reports, including Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, which the Company filed on May 10, 2023; (ii) Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022, which the Company filed on May 15, 2023; (iii) the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30, 2022 and September 30, 2022, which the Company filed on May 22 and 24, 2023, respectively; (iv) the Company’s Annual Report on Form 10-K for the year ended December 31, 2022; (v) the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023; (vi) the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023; (vii) the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023; (viii) Amendments No. 1 and 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023; (ix) Amendment No. 1 to the company’s quarterly Report on Form 10-Q for the three months ended March 31, 2024; (x) the report on Form 10-Q for the three months ended June 30, 2024; (xi) Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended September 30, 2023, which the Company filed on August 29, 2024; (xii) Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended June 30, 2024, which the Company filed on September 3, 2024; and this Report.

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

On June 8, 2023, the Panel notified the Company that it had determined to reverse its prior decision and grant the Company’s request for continued listing subject to the Company’s timely compliance with a number of conditions ultimately expiring on August 17, 2023, on which date the Company must satisfy all applicable criteria for continued listing on Nasdaq (the “June 8th Decision”). As a result of the foregoing, the suspension from trading ceased and the Company’s securities were reinstated for trading on Nasdaq effective with the open of the market on June 15, 2023. See “Risk Factors - Risks Related to Our Common Stock and Warrants – We are not currently in full compliance with the continued listing standards of Nasdaq. and, we may not be able to regain full compliance with Nasdaq’s continued listing standards in the future” for more information.

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

As of the date of this Report, we are currently not in full compliance with the continued listing standards of Nasdaq, and we may not be able to regain full compliance with Nasdaq’s continued listing standards in the future. Our common stock and warrants trade on The Nasdaq Global Market under the symbols “LTRY” and “LTRYW,” respectively. Our failure to regain full compliance with all these requirements may result in our securities being delisted from Nasdaq.

As of the date of this Report, our common stock is trading below Nasdaq’s $1.00 (U.S.) minimum trading price requirement (the “Minimum Trading Price”), an minimum trading price that was breached on July 30, 2024. Should the Minimum Trading Price not be restored, the Company risks having its securities delisted by Nasdaq.

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

AutoLotto $30,000,000 Business Loan

On January 4, 2022, AutoLotto entered into a Business Loan Agreement (the “Business Loan”) with bank prov, pursuant to which the Company borrowed $30,000,000 from bank prov, which was evidenced by a $30,000,000 Promissory Note. The Promissory Note accrued interest at the rate of 2.750% per annum (7.750% upon the occurrence of an event of default) and had a maturity date of January 4, 2024. Monthly interest payments were due under the Promissory Note beginning February 4, 2022. The Promissory Note could be repaid at any time without penalty. The Promissory Note included customary events of default for a debt obligation of the size of the Promissory Note. The Business Loan included representations and warranties of AutoLotto and covenants (both positive and negative) which were customary for a transaction of this nature and size, including rights to set off. Upon the occurrence of an event of default, bank prov could declare the entire amount owed immediately due and payable. We were required to pay a 1% commitment fee at the time of our entry into the Business Loan, and another 1% annual loan fee would have been due on the first anniversary thereof.

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

Proceeds of the loans could only be used to restart the Company’s operations and for general corporate purposes agreed to by Woodford.

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

Despite requests from the Company, Woodford has repeatedly among other things: failed to prove the amounts borrowed by the Company or claimed to have been advanced by Woodford to the Company; failed to indicate if it would accept accelerated payment of those verified amounts; failed to provide an anti-money laundering acceptable account to which payment could be made by the Company and failed to explain failure to respond to requests for other funding to be accepted in the context of the Woodford Loan Agreement; failed to respond to requests for funding under the accordion facility of the Woodford Loan Agreement; and failed to respond to allegations of money laundering and conspiracy to defraud the Company and the matter has been referred to the Company’s legal counsel.

Information regarding ongoing legal proceedings with Woodford can be found in the “Legal Proceedings” section of this form.

Loan Agreement with United Capital Investments London Limited

The Company entered into a credit facility (the “UCIL Credit Facility”), which is represented by a loan agreement, which was initially entered into on July 26, 2023, and was amended and restated on August 8, 2023, and subsequently amended on August 18, 2023 and amended and restated on February 16, 2024, the “UCIL Loan Agreement”). The UCIL Loan Agreement is with United Capital Investments London Limited (“UCIL”), an entity in which each of Matthew McGahan, the Company’s Chief Executive Officer and Chair of the Company’s Board, and Barney Battles, a former member of the Board, have a direct or indirect interest. The decision by the Company to enter into the UCIL Loan Agreement followed an acknowledgment by the Company that it had not received the requisite funding on a timely basis that it expected from Woodford, despite the Company making several requests to Woodford for said funding under the Woodford Loan Agreement. Moreover, the Board of Directors determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement with UCIL, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. Neither McGahan or Battles participated in the vote on the UCIL agreement to ensure proper independence and correct corporate governance. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued, and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the Woodford Loan Agreement. Given the protracted uncertainty of the continued financing under the Woodford Loan Agreement, the Board of Directors sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement.

A total of $697,000 has been received from UCIL. $682,000 has been converted from debt to equity and the balance as of September 30, 2024 for investors placed by UCIL is $15,000.

Placement Agent Agreement with Univest Securities, LLC

As reported on form 8-K filed with the SEC on February 6, 2024, on December 6, 2023, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Univest Securities, LLC (the “Placement Agent”), whereby the Placement Agent agreed to act as placement agent in connection with the Company’s offering (“Offering”) of convertible debt with warrant coverage at 50% up to $1,000,000; consisting of a convertible promissory note (each, a “Convertible Note” or collectively, the “Convertible Notes”), and a common stock purchase warrant (each, a “Warrant”, or collectively, the “Warrants”) to purchase shares of common stock of the Company, par value $0.001 per share (the “Common Stock”) which includes specific registration rights (“Registration Rights”), directly to one or more investors (each, an “Investor” and, collectively, the “Investors”) through the Placement Agent.

On February 1, 2024, the parties agreed to increase the offering amount from $1,000,000 to $5,000,000. All other terms and conditions of the offering remain the same. The Securities shall be offered and sold pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”).

A total of $1.625M was received from investors placed by Univest. $415,000 has been converted from debt to equity and the balance as of September 30, 2024 for investors placed by Univest is $1.21M.

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

The effects of the Reverse Stock Split have been reflected in this Amended Quarterly Report on Form 10Q for all periods presented.

International Expansion

In June 2021, we closed the acquisition of Global Gaming, which holds 80% of the equity of each of Aganar and JuegaLotto. Aganar operates in the licensed Online Lottery market in Mexico and is licensed to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license. JuegaLotto is licensed by Mexico authorities to commercialize international lottery games in Mexico through an authorized gaming portal and to commercialize games of chance in other countries throughout Latin America. As of the date of this Report, according to Statista, the estimated size of the Latin American lottery market is $0.68 billion with a compound annual growth rate projected at 6.05% through 2028. Furthermore, it is projected that there will be 3,000,000 online lottery players in the South American lottery market alone by 2028. Based on these projections, we believe these acquisitions provide opportunities for growth of our international operations throughout Mexico and Latin America as we expand our portfolio of products and expose our existing products to new markets.

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

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and - importantly - to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the Operational Cessation, we generated revenue from this service fee and mark-up. Our B2B API Platform resumed limited operations for the month of April 2023. As of the date of this Report, our B2C Platform is not currently available to the public. We anticipate that our B2C Platform will become available again in early 2025.

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

On April 1, 2024, Lottery.com resumed its sweepstakes offerings through its partnership with the WinTogether.org foundation (DBA: DonateTo.Win). The initial sweepstakes was launched on April 4, 2024 and will be active until December 31, 2024.

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

Data Services

In 2018, we acquired TinBu, LLC (“TinBu”), a digital publisher and provider of lottery data results, jackpot results, and other data, as a wholly-owned subsidiary. Through TinBu, our Data Service delivers daily results of over 800 domestic and international lottery games from more than 40 countries, including the U.S., Canada, and the United Kingdom, to over 400 digital publishers and media organizations. See “Item 1A. Risk Factors – We are party to pending litigation and investigations in various jurisdictions and with various plaintiffs and we may be subject to future litigation or investigations in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business, financial condition, and results of operations” for more information about our relationship with TinBu, as filed on form 10-K/A for fiscal 2023, on September 24, 2024.

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

Aganar and JuegaLotto

On June 30, 2021, we acquired 100% of the equity of Global Gaming Enterprises, Inc., a Delaware corporation (“Global Gaming”), which holds 80% of the equity of each of Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). JuegaLotto is federally licensed by the Mexican regulatory authorities with jurisdiction over the ability to commercialize lottery games in Mexico through an authorized federal gaming portal and to commercialize games of chance in other countries throughout Latin America. Aganar has been operating in the licensed Online Lottery market in Mexico since 2007 and has certain rights to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license and additionally issues a proprietary scratch lottery game in Mexico under the brand name Capalli. See “Item 1A. Risk Factors – We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations” for additional information, as filed on form 10-K/A for fiscal 2023, on September 24, 2024

Nook Holdings, LTD

On September 28, 2023, the company entered into Stock Purchase Agreement with the shareholders of Nook Holdings Limited (“Nook”), a private limited company incorporated and registered in the Abu Dhabi Global Market, Abu Dhabi, United Arab Emirates (“UAE”). The total purchase price is approximately $2.314 million. The Company made three payments totaling $137,500 in the fourth quarter of 2023 and anticipates the transaction closing in the first quarter of 2025 or as otherwise agreed by the parties. Nook is known for its innovative approach to co-working in Dubai and has procured 200 licenses for individuals and companies in the sports, health and wellness sector seeking access to Dubai and the broader Middle Eastern market. With its exclusive partnership with the Dubai Multi-Commodities Centre Free Zone (DMCC), Nook offers a wide range of services, including business setup support, insurance, VAT registration, and networking opportunities for like-minded sports entrepreneurs. As part of the acquisition, Nook will be rebranded under the Sports.com umbrella.

Sports.com

In December 2021, we finalized the acquisition of the domain name https://sports.com and on November 15, 2022, we formed a wholly-owned subsidiary called Sports.com, Inc., a Texas corporation (“Sports.com”). Subsequently, Sports.com announced a partnership with the Saudi Motorsports Company, which enabled the Company to roll out the Sports.com brand at the FIFA World Cup decider at the end of November 2022. In December 2022, Sports.com signed an agreement with Data Sports Group, GmbH (“DSG”), which provided Sports.com the exclusive North American distribution rights for sports data products offered and maintained by DSG (the “DSG Data”). The DSG Data was being sold through the same sales resources and sales channels as the lottery data offered by TinBu. On July 23, 2023, DSG exercised its right to terminate the exclusive distribution rights due to Sports.com not meeting its contractual obligations.

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

The first payment of $150,000 in restricted common stock (50,000 shares) of the Company is due and payable not later than the first business date following the Completion Date. The remaining payments in restricted common stock to the shareholders of S&MI Ltd. by the Company will be made as follows:

(i) a second payment of $212,500 (70,833 shares) due on or before one hundred and twenty-one (121) days following the Closing Date; (ii) a third payment, of $212,500 (70,833 shares) due on or before two hundred and twelve (212) days following the Completion Date; (iii) a fourth payment of $212,500 (70,833 shares) due on or before three hundred and one (301) days following the Closing Date and (vi) a final and fifth payment of $212,500 (70,834 shares) due on or before three hundred and ninety-six (396) days following the Closing Date. The acquisition closed on September 1, 2024 and the balance sheet as of September 30, 2024 and results of operations for the month of September have been included in the consolidated financial statements presented in this report.

In addition, the Company agreed to make available to the business of SportLocker.com, cash, media credits or combination thereof over the twelve months following the Closing Date as additional capital investment into the business plan, to facilitate brand awareness, user acquisition and general performance marketing and promotion, influencer and subscription campaigns and branding activities of S&MI’s streaming and social engagement, subject to the Company successfully raising a minimum of new capital.

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

Phase 2 - Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform in early 2025. As of the date of this Report, the Company expects that it will initially relaunch its B2C Platform to customers in Texas for a period of time before rolling it out to other jurisdictions. The Company may elect to accelerate the relaunch of its Platform to customers in another state. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.”, as filed on form 10-K/A for fiscal 2023, on September 24, 2024. The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns geared towards encouraging prior customers to return to the Platform and to acquire new customers.

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

As of the date of this Report, the current estimated cash balance of the Company and subsidiaries is approximately $16,845. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to resume its core operations.

As of the date of this Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Report, we are not in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”). See, “Risk Factors - Risks Related to Our Common Stock and Warrants – We are not currently in full compliance with the continued listing standards of Nasdaq, we may not be able to regain full compliance with Nasdaq’s continued listing standards in the future.” Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls. Also, the Company plans to continue to strengthen and improve its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

Even if the Company’s three phase plan to recommence its operations is successful, there can be no assurance that the Company will be able to regain and maintain compliance with the applicable Listing Rules. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise additional capital needed to fund its operations and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

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

Internationally, B2C sales in jurisdictions where we do not have direct or indirect authority generate an immaterial amount of revenue, and we are assessing our operations in these jurisdictions. As discussed above, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational in early 2025.

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

Depreciation and Amortization. Depreciation and amortization expenses include depreciation and amortization expenses on real property intangible, and other assets.

Key Trends and Factors Affecting Our Results

The following describes the trends associated with our business prior to the Operational Cessation that have impacted, and which we expect will continue to impact, our business and results of operations in a material way:

International operations. We face challenges related to expanding our footprint globally and the related process of obtaining the licenses and regulatory approvals necessary to provide services and products within new and emerging markets. The international jurisdictions where we operate and seek to expand have been subject to increasing foreign currency fluctuations against the U.S. dollar, inflationary pressures and political and economic instability. We expect these trends to continue during the remainder of fiscal 2024 and into 2025 and believe they are likely to affect consumer spending, which could have a material impact on our revenues. As a result, it may take longer to achieve projected revenue gains or generate cash in any such regions affected or any new foreign jurisdiction into which we expand.

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

Current Plan of Operations

As of the date of this Report, the Company’s primary revenue drivers are the resumption of its B2B API platform and the launch of Sports.com. It is anticipated that operational costs for the next 12 months through October 31, 2025 will be greater than revenues. It is anticipated that the liquidity gap will be satisfied by equity investment or debt incurred, of which there is no assurance. We anticipate that our B2C Platform will become operational by in early 2025.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and September 30, 2023, respectively.

For the three months Ended September 30, 2024 and 2023

	For the three months Ended
	September 30,
	2024	2023	$ Change	% Change

Revenue	$200,655	$285,523	(84,868)	-30%
Cost of revenue	83,829	72,171	11,658	16%
Gross profit	116,826	213,352	(96,526)	-45%

Operating expenses:
Personnel costs	679,346	1,289,893	(610,547)	-47%
Professional fees	1,447,403	400,837	1,046,566	261%
General and administrative	411,779	255,441	156,338	61%
Depreciation and amortization	1,207,914	1,421,269	(213,355)	-15%
Total operating expenses	3,746,442	3,367,440	379,002	11%
Loss from operations	(3,629,616)	$(3,154,088)	(475,528)	15%

Other expenses
Interest expense	126,753	243,424	(116,671)	-48%
Other (income) expense	(20,431)	3,105	(23,536)	-758%
Loss on impairment of intangibles & goodwill	4,298,002	-	4,298,002	N/A
Total other expenses, net	4,404,324	246,529	4,157,795	1,687%

Net loss before income tax	$(8,033,940)	$(3,400,617)	(4,633,3233)	136%
Income tax expense (benefit)	12,814	-	12,814	N/A
Net loss	(8,046,754)	(3,400,617)	(4,646,137)	137%

Revenue.

Revenue. Revenue for the three months ended September 30, 2024 was $201 thousand, a decrease of $84 thousand, or 30%, compared to revenue of $285 thousand for the three months ended September 30, 2023. During the three months ended September 30, 2024 revenue from Global Gaming decreased by approximately $107 thousand, revenue for TinBu was slightly higher than for the three months ended September 30, 2023, and there was revenue from the new subsidiary S&MI Ltd. for the month of September.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the three months ended September 30, 2024 was $84 thousand, an increase of $12 thousand, or 16%, compared to cost of revenue of $72 thousand for the three months ended September 30, 2023. The increase is primarily related to cost of revenue for the new subsidiary, S&MI Ltd. acquired on September 1, 2024.

Gross Profit. Gross profit for the three months ended September 30, 2024 was $117 thousand compared to $213 thousand for the three months ended September 30, 2023, a decrease of $97 thousand, or 83%. The change in gross profit is correlated to the decrease in revenue by $85 thousand combined with the increase in Cost of Revenue by $12 thousand.

Operating Costs and Expenses.

	For the three months Ended
	September 30,
	2024	2023	$ Change	% Change

Operating expenses:
Personnel costs	679,346	1,289,893	(610,547)	-47%
Professional fees	1,447,403	400,837	1,046,566	261%
General and administrative	411,779	255,441	156,338	61%
Depreciation and amortization	1,207,914	1,421,269	(213,355)	-15%
Total Operating Expenses	3,746,442	3,367,440	379,002	11%
Loss from operations	(3,629,616)	(3,154,088)	(475,528)	15%

Operating expenses for the three months ended September 30, 2024 were $3.7 million, an increase of $379 thousand, or 11%, compared to $3.4 million for the three months ended September 30, 2023. The increase was driven by an increase of $1.05 million in professional fees accompanied an increase in general and administrative costs of $156 thousand, offset by decreases in personnel costs by $611 thousand and depreciation and amortization by $213 thousand. Reasons for these decreases are described below.

Personnel Costs. Personnel costs were $679 thousand for the three months ended September 30, 2024, a decrease of $611 thousand from $1.3 million for the three months ended September 30, 2023. The decrease is primarily related to the absence of stock based compensation expense for the three months ended September 30, 2024. Stock based compensation expense of $358 thousand which was recognized in the three months ended September 30, 2023, did not reoccur in the third quarter of 2024.

Professional Fees. Professional fees increased by $1.05 Million or 261%, from $401 thousand for the three months ended September 30, 2023 to $1.4 million for the three months ended September 30, 2024. The increase was due to expenses incurred for outside attorneys and other consultants in the three months ended September 30, 2024. Activity levels for the business, and these types of expense were lower for the same period in 2023.

General and Administrative. General and administrative expenses were $412 thousand, for the three months ended September 30, 2024, an increase of $156 thousand from $255 thousand for the three months ended September 30, 2023. The increase for the three months ended September 30, 2024 is related to use of a new public relations firm and rent for the Boca Raton campus for Sports.com.

Depreciation and Amortization. Depreciation and amortization decreased $213 thousand, or 15%, from $1.42 million for the three months ended September 30, 2023 to $1.20 million for the three months ended September 30, 2024. The decrease was primarily driven by write-offs to intangible assets related to Global Gaming at the end of 2023 as well as another intangible asset becoming fully amortized at the end of 2023 - both of which resulted in lower amortization expense for the three months ended September 30, 2024.

Other (Income) Expense, Net.

	For the three months Ended September 30,
	2024	2023	$ Change	% Change

Other expenses
Interest expense	126,753	243,424	(116,671)	-48%
Other (income) expense	(20,431)	3,105	(23,536)	-758%
Loss on impairment of intangibles & goodwill	4,298,002	0	4,298,002	N/A
Total other expenses, net	4,404,324	246,529	4,157,795)	1,687%

Interest Expense. Interest expense for the three months ended September 30, 2024 was $127 thousand vs interest expense of $243 thousand for the three months ended September 30, 2023, a decrease of $117 thousand or 48%. Interest expense relates to notes payable from the time of the business combination plus interest on more recent convertible notes from Woodford, UCIL, and Univest. An adjustment was made in the three months ended September 30, 2023 to interest expense on notes payable from the time of the business combination which resulted in higher interest expense for that period resulting in a decrease for the three months ended September 30, 2024.

Other (Income) Expense. Global Gaming had approximately $21thousand of other income for the three months ended September 30, 2024.

Loss on impairment of goodwill & intangibles. For the three months ended September 30, 2024, we determained that certain components of goodwill & intangible assets were impaired. The loss on impairment of goodwill & intangibles for the three months ended September 30, 2024 includes write-offs to goodwill of $1.58 million related to the TinBu subsidiary and $1.91M related to the Global Gaming subsidiary as well as write offs of $817 thousand related to intangible assets of Global Gaming for a total of $4.3 million. There were no impairments of intangible assets for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and September 30, 2023, respectively.

	For the nine months Ended
	September 30,
	2024	2023	$ Change	% Change

Revenue	$716,972	$1,561,096	(844,124)	-54%
Cost of revenue	213,186	203,001	10,185	5%
Gross profit	503,786	1,358,095	(854,309)	-63%

Operating expenses:
Personnel costs	3,454,011	3,606,841	(152,830)	-4%
Professional fees	6,957,299	2,499,568	4,457,731	178%
General and administrative	1,382,973	1,557,271	(174,298)	-11%
Depreciation and amortization	3,823,642	4,218,907	(395,265)	-9%
Total operating expenses	15,617,925	11,882,587	3,735,338	31%
Loss from operations	(15,114,139)	$(10,524,492)	(4,589,647)	44%

Other expenses
Interest expense	350,784	284,589	66,195	23%
Other expense	(11,747)	61,577	(73,324)	-119%
Loss on impairment of intangibles & goodwill	4,298,002	-	4,298,002	N/A
Total other expenses, net	4,637,039	346,166	4,290,873	1,240%

Net loss before income tax	$(19,751,178)	$(10,870,658)	(8,880,520)	82%
Income tax expense (benefit)	21,114	-	21,114	N/A
Net loss	(19,772,292)	(10,870,658)	(8,901,634)	82%

Revenue.

Revenue. Revenue for the nine months ended September 30, 2024 was $717 thousand, a decrease of $844 thousand, or 54%, compared to revenue of $1.6 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024 revenue from Global Gaming decreased by approximately $492 thousand, revenue from TinBu decreased by approximately $200 thousand and there was no revenue from the core Lottery business, whereas there was revenue from the core Lottery business in the second quarter of 2023.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the nine months ended September 30, 2024 was $213 thousand, compared with 203,000 for the nine months ended September 30, 2023, an increase of $10 thousand, or 5% . The increase is primarily related to cost of revenue for the new subsidiary, S&MI Ltd. acquired on September 1, 2024.

Gross Profit. Gross profit for the nine months ended September 30, 2024 was $504 thousand compared to $1.36 million for the nine months ended September 30, 2023, a decrease of $854 thousand, or 63%. Cost of Revenue was essentially the same for the nine months ended September 30, 2024 and 2023, accordingly, the decrease in gross profit is correlated to the change in revenue as described above.

Operating Costs and Expenses.

	For the nine months Ended
	September 30,
	2024	2023	$ Change	% Change

Operating expenses:
Personnel costs	3,454,011	3,606,841	(152,830)	-4%
Professional fees	6,957,299	2,499,568	4,457,731	178%
General and administrative	1,382,973	1,557,271	(174,298)	-11%
Depreciation and amortization	3,823,642	4,218,907	(395,265)	-9%
Total operating expenses	15,617,925	11,882,587	3,735,338	31%
Loss from operations	(15,114,139)	(10,524,492)	(4,589,647)	44%

Operating expenses for the nine months ended September 30, 2024 were $15.6 million, an increase of $3.7 million, or 31%, compared to $11.9 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase of $4.5 million in professional fees offset by decreases in: personnel costs by $153 thousand, general and administrative by $174 thousand, and depreciation and amortization by $395 thousand. Reasons for these decreases are described below.

Personnel Costs. Personnel costs decreased by $153 thousand from $3.6 million for the nine months ended September 30, 2023, to $3.5 million for the nine months ended September 30, 2024. The composition of the team is different for the nine months ended September 30, 2024 than it was for the nine months ended September 30, 2023. Some of the legacy employees who were working to regain compliance with Nasdaq and SEC reporting requirements during the spring of 2023 departed so there is no corresponding expense for the nine months ended September 30, 2024.

Professional Fees. Professional fees increased by $4.5 million, or 178%, from $2.5 million for the nine months ended September 30, 2023 to $6.9 million for the nine months ended September 30, 2024. The increase was due to expenses incurred for outside attorneys, other consultants, and directors in the nine months ended September 30, 2024.

General and Administrative. General and administrative expenses decreased $174 thousand, or 11%, from $1.56 million for the nine months ended September 30, 2023 to $1.4 million for the nine months ended September 30, 2024. The decrease is because expenses incurred during the first half of 2023 in connection with the Company’s efforts to regain compliance with Nasdaq and SEC reporting requirements did not re-occur in 2024.

Depreciation and Amortization. Depreciation and amortization decreased $395 thousand, or 9%, from $4.22 million for the nine months ended September 30, 2023 to $3.82 million for the nine months ended September 30, 2024. The decrease was primarily driven by write-offs to intangible assets related to Global Gaming at the end of 2023 as well as another intangible asset becoming fully amortized at the end of 2023 - - both of which resulted in lower amortization expense for the nine months ended September 30, 2024.

Other (Income) Expense, Net.

	For the nine months Ended
	September 30,
	2024	2023	$ Change	% Change

Other expenses
Interest expense	350,784	284,589	66,195	23%
Other expense	(11,747)	61,577	(73,324)	-119%
Loss on impairment of intangibles & goodwill	4,298,002	-	4,298,002	N/A
Total other expenses, net	4,637,039	346,166	4,290,873	1,240%

Interest Expense. Interest expense for the nine months ended September 30, 2024 was $351 thousand vs interest expense of $285 thousand for the nine months ended September 30, 2023, an increase of $66 thousand or 23%. Interest expense relates to notes payable from the time of the business combination plus interest on more recent convertible notes from Woodford, UCIL, and Univest. The convertible debt increased in the third and fourth quarters of 2023 and first and second quarters of 2024. Higher amounts of convertible debt in the nine months ended September 30, 2024 as compared with the nine months ended September 30,2023 resulted in the increase in interest expense.

Other Expense. Other expense decreased by $73 thousand, or 119% from $62 thousand for the nine months ended September 30, 2023 to $(12) thousand for the nine months ended September 30, 2024. Expenses incurred in the first half of 2023 in connection with the Company’s efforts to regain compliance with Nasdaq and SEC reporting requirements were non-recurring, resulting in lower expenses for the nine months ended September 30, 2024.

Loss on impairment of goodwill & intangibles. For the nine months ended September 30, 2024, we determined that certain components of goodwill & intangible assets were impaired. The loss on impairment of goodwill & intangibles for the nine months ended September 30, 2024 includes write-offs to goodwill of $1.58 million related to the TinBu subsidiary and $1.91M related to the Global Gaming subsidiary as well as write offs of $817 thousand related to intangible assets of Global Gaming for a total of $4.3 million. There were no impairments to goodwill and intangibles for the nine months ended September 30, 2023.

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

These conditions, along with our current lack of material revenue producing activities, and significant debt, raise substantial doubt about our ability to continue as a going concern for the next 12 months. For more information, see Note 2 - Significant Accounting Policies, Going Concern to the consolidated financial statements included herein, as well as the risk factors included in Item 1A of this Report entitled “In July 2022, we furloughed the majority of our employees and suspended our lottery game sales operations after determining that we did not have sufficient financial sources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As a result, we may not be able to continue as a going concern” and “We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.”, as filed on form 10-K/A for fiscal 2023, on September 24, 2024.

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

As of September 30, 2024, we had $2,183,089 of convertible debt outstanding. A portion of this debt has matured and is theoretically in default.

See “-Recent Developments- Loan Agreement with Woodford” and “Loan Agreement with United Capital Investments London Limited” above for additional information.

Cash Flows

Net cash provided by operating activities was $953 thousand for the nine months ended September 30, 2024, compared to net cash used in operating activities of ($767) thousand for the nine months ended September 30, 2023.

Net cash used in investing activities during the Nine months ended September 30, 2024 was $885 thousand, compared with $0 was the same period the prior year.

Net cash provided by financing activities was ($32) thousand for the months months ended September 30, 2024, compared to net cash provided of $871 thousand for the nine months ended September 30, 2023, which was $839 thousand lower year over year.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of this extended transition period. We expect to remain an emerging growth company through the end of the 2026 fiscal year and we expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare the financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report and the notes to the audited financial statements appearing elsewhere in the Annual Report. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those discussed in our Amended 2023 Annual Report. In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This guidance requires recognition of most lease liabilities on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations, as well as the assets it owns versus leases. ASU 2016-02 became effective for fiscal years beginning after December 15, 2021, and for interim periods within annual periods after December 15, 2022. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. We are currently evaluating the impact that this guidance will have on our financial statements as well as the expected adoption method. The adoption of this standard will not have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments”, as additional guidance on the measurement of credit losses on financial instruments. The new guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. In addition, the guidance amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The new guidance became effective for all public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018. In October 2019, the FASB approved a proposal which grants smaller reporting companies additional time to implement FASB standards on current expected credit losses (CECL) to January 2023. As a smaller reporting company, we deferred adoption of ASU No. 2016-13 until January 2023. We are currently evaluating the impact this guidance will have on our condensed consolidated financial statements.

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

In connection with the filing of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 (the “Amended 2021 Annual Report”), our new management, with the participation of our Chief Executive Officer, reevaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021 and determined they were not effective due to the material weaknesses in our internal control over financial reporting with respect to our financial statement close and reporting process. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.

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

We have begun implementing remediation steps to improve our internal control over financial reporting and to remediate the identified material weaknesses, including (i) adding personnel with sufficient accounting knowledge; (ii) adopting a more rigorous period-end review process for financial reporting; (iii) adopting improved period close processes and accounting processes, and (iv) clearly defining and documenting the segregation of duties for certain transactions and processes. Management has expanded and will continue to enhance our system of identifying transactions and evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We intend to continue to take steps to remediate the material weaknesses described above and further continue re-assessing the design of controls, the testing of controls and modifying processes designed to improve our internal control over financial reporting. The Company plans to continue to assess its internal controls and procedures and intends to take further action as necessary or appropriate to address any other matters it identifies or are brought to its attention. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The implementation of our remediation will be ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

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

For more information, see “Item 1A. Risk Factors - Public Company Operating Risks - If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.”, as filed on form 10-K/A for fiscal 2023, on September 24, 2024.

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

J. Streicher

On July 29, 2022, the Company filed its original Verified Complaint for Breach of Contract and Specific Performance (the “Streicher Complaint”) against J. Streicher Financial, LLC (“Streicher”) in the Court of Chancery of the State of Delaware (the “Chancery Court”), styled AutoLotto, Inc. dba Lottery.com v. J. Streicher Financial, LLC (Case No. 2022-0661-MTZ). In the Streicher Complaint, the Company alleged that Streicher breached the contract entered into by the parties on March 9, 2022 and demanded that Streicher return $16,500,000 it owes to the Company. On September 26, 2022, the Chancery Court entered an order in favor of the Company, Granting with Modifications Company’s Motion for Partial Summary Judgment in the amount of $16,500,000 (the “Streicher Judgment”). On October 27, 2022, the Chancery Court further awarded the Company $397,037 in attorney’s fees (the “Fee Order”). On November 15, 2022, the Company initiated efforts against Streicher to seek collections on the Judgment. On December 8, 2022, the Company’s prior attorney Skadden, Arps, Slate, Meagher & Flom, LLP (“Skadden”) filed its Combined Motion to Withdraw as Counsel and For a Charging Lien in amount of $3,024,201 for legal fees unpaid by Company (“Skadden’s Motion”). On December 30, 2022, the Company filed its response to Skadden’s Motion, alleging that the Chancery Court should deny Skadden’s Motion for a Charging Lien as a matter of law or, in the alternative, limit the charging lien to the amount of the attorneys’ fees awarded by the Fee Order. As of the date of this Report, the Chancery Court has not set Skadden’s Motion for an oral hearing, nor has it entered an order on the motion. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000 and had agreed to make another payment in the amount of $75,000 on February 28, 2023, which it failed to make. The Company intends to fully collect on the Judgment and shall pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied. See “Item 1A. Risk Factors - Legal Proceedings Risks - We may not recover amounts owed to us from J. Streicher Financial, LLC” for further information, as filed on form 10-K/A for fiscal 2023, on September 24, 2024.

Preston Million Class Action

On August 19, 2022, Preston Million filed a Class Action Complaint (the “Class Action Complaint”) against the Company and certain former officers and directors of the Company in the United States District Court for Southern District of New York (the “SDNY”), styled Preston Million, Individually and on Behalf of All Others Similarly Situated vs. Lottery.com, Inc. f/k/a Trident Acquisitions Corp., Anthony DiMatteo, Matthew Clemenson and Ryan Dickinson (Case No. 1:22-cv-07111-JLR). The Class Action Complaint alleged violations by all defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) 15 U.S.C. §§ 78j(b), 78t(a), as amended by the Private Securities Litigation Reform Act of 1995 (“PSLRA”), U.S.C. § 78u-4 et seq. (collectively “Federal Securities Laws”). On November 18, 2022, the SNDY ordered the appointment of RTD Bros, LLC, Todd Benn, Tom Benn and Tomasz Rzedian (collectively “Lottery Investor Group”) as lead plaintiff and Glancy Prongay & Murray, LLP as lead counsel for plaintiffs and for the class in the case. On December 5, 2022, the Court stipulated a Scheduling Order in the case. On January 12, 2023, the Company’s legal counsel timely filed its Notice of Appearance. On January 31, 2022, plaintiffs filed their Amended Complaint adding Kathryn Lever, Marat Rosenberg, Vadim Komissarov, Thomas Gallagher, Gennadii Butkevych, Ilya Ponomarev as additional defendants in the case. The Amended Complaint alleges, among other things, that defendants made materially false and misleading statements in violation of Section 10(b),14(a) and 20(a) of the Exchange Act and plaintiffs seek compensatory damages, reasonable costs and expenses including counsel fees and expert fees. Pursuant to the Scheduling Order, the Company filed its motion to dismiss the Amended Complaint on April 3, 2023, under the newly consolidated caption and its proposed order to dismiss the matter. Plaintiffs were expected to file their opposition to the motion to dismiss no later than May 18, 2023, which would trigger the Company’s deadline to file its reply brief in support of their motion to dismiss no later than June 20, 2023. On February 6, 2024, the SDNY granted the Company’s Motion to Dismiss. On June 12, 2024, plaintiffs amended their complaint (the “Third Amended Complaint”). On July 12, 2024, the Company filed its motion to dismiss the Third Amended Complaint (the “MTD Third Amended Complaint”). On August 8, 2024, the plaintiffs filed their response in opposition to the MTD Third Amended Complaint. The Company filed its reply on August 22, 2024 to plaintiffs response in opposition to the MTD Third Amended Complaint.

TinBu Complaint

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “TinBu Plaintiffs”) filed its original complaint against Lottery.com, Inc. f /k/a AutoLotto, Inc. and its wholly-owned subsidiary TinBu, LLC (“TinBu”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “TinBu Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. The parties agreed to extend the Company’s and its subsidiary’s deadline to respond until May 1, 2023. On May 2, 2023, the Company and its subsidiary retained local counsel who filed a Notice of Appearance on behalf of the Company and TinBu and filed a Motion for Enlargement requesting the Court to extend its deadline to file its initial response to the Complaint by an additional 30 days (the “Motion for Enlargement”). On May 5, 2023, Plaintiffs filed their Motion for Court Default (“Plaintiffs’ Motion for Default”), despite the Company’s Motion for Enlargement. As of the date of this Amended Report, the Motion for Enlargement has not been set for a hearing. The Company intends to oppose Plaintiffs’ Motion for Default. On May 9, 2023, Plaintiffs served Plaintiffs’ First Request for Admissions (the “RFA”) to the Company. On October 13, 2023, the Court granted the Defendants’ Motion to Stay Litigation and Discovery pending a ruling on its Motion to Compel Arbitration. On November 16, 2023, the Court granted Defendants’ Motion to Compel Arbitration in Texas. The parties await a signed written order from the Court to that effect. The TinBu Plaintiffs have appealed the Court’s Order to Compel Arbitration in Texas.

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

Global Gaming Data

On November 21, 2023, the Company and its wholly owned subsidiary TinBu, LLC (“TinBu”) (Company and TinBu collectively, “Plaintiffs”) filed their First Amended Verified Complaint in Federal Court for the Middle District of Florida (“MDF”) against John J. Brier, Jr. (“Brier”), Bin Tu (“Tu”), and Global Gaming Data, LLC (“GGD”) (collectively, “Defendants”) for violations of the Federal Defend Trade Secrets Act (“DTSA”), the Florida Uniform Trade Secrets Act (“FUTSA”) and the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”), and for breaches of contract and fiduciary duties, including the duty of loyalty, styled Lottery.com, Inc. f/k/a AutoLotto, Inc. and TinBu, LLC v. John J. Brier, Jr., Bin Tu, and Global Gaming Data, LLC (Case No.: 8:23-cv-2594-KKM-TGW) Defendants filed certain counterclaims against Plaintiffs. The Company’s request for a Temporary Restraining Order was denied by the MDF in February 2024. On June 11, 2024 the MDF denied Plaintiffs’ motion to dismiss. On June 25, 2024, Plaintiffs’ filed its answer to Defendants’ counterclaim(s). On July 10, 2024, the MDF entered a case management and scheduling order with a trial setting for October 2025. The parties are scheduled to attend a court ordered mediation on December 5, 2024.

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

Despite requests from the Company, Woodford has repeatedly among other things: failed to prove the amounts loaned to the  Company or claimed to have been advanced by Woodford to the Company; failed to indicate if it would accept accelerated payment of those verified amounts; failed to provide an anti-money laundering acceptable bank account to which payment could be made by the Company and failed to explain multiple failures to respond to requests for other funding to be accepted in the context of the Woodford Loan Agreement; failed to respond to requests for funding under the accordion facility of the Woodford Loan Agreement; and failed to respond to allegations of money laundering and conspiracy to defraud the Company and the matter has been referred to the Company’s legal counsel.

McTurk

On June 10, 2024, the Company and Matthew McGahan (“McGahan”) (Company and McGahan collectively, “Defendants”) filed their Notice of Removal and No Answer Motion to Dismiss a state court complaint filed by Sharon A. McTurk (“McTurk”), Rutherford Enterprises, LLC (“Rutherford”), SJB Solutions, LLC (“SJB”) and Astra Supply Chain, LLC (“Astra”) McTurk, Rutherford, SJB and Astra (collectively, “Plaintiffs”) alleging fraudulent and negligent misrepresentation, aiding and abetting, and conspiracy against Defendants. On July 2, 2024, McGahan filed his Motion to Dismiss for Lack of Personal Jurisdiction and Defendants filed their Motion to Dismiss for Failure to State a Claim and Supporting Memorandum of Law (“Motions to Dismiss”). On July 19, 2024, Plaintiffs filed their response to the Motions to Dismiss. On October 29, 2024, the Court denied Defendants’ Motion to Stay Discovery Pending Resolution of Defendants’ Rule 12(b)(6) Motion to Dismiss.

Honey Tree

On September 4, 2024, Honey Tree Trading, LLC (“Honey Tree” or “Plaintiff”) filed a verified original complaint (the “Complaint”) against Lottery.com (“Lottery.com” or the “Company”) and directors Matthew Howard McGahan (“McGahan”), Christopher Gooding (“Gooding”), Paul Jordan (“Jordan”), Tamer Hassan (“Hassan”) and Warran Macal (“Macal” together with McGahan, Gooding, Jordan and Hassan, the “Individual Defendants” and, collectively Lottery.com, the “Defendants”) in Delaware Chancery Court alleging, amongst other things, breach of contract by the Company with respect to certain notes and warrants and breach of fiduciary duties by the Individual Defendants. (CA. No. 2024-0921-NAC: styled Honey Tree Trading, LLC v. Lottery.com Inc., et al.). On October 10 ,2024, Honey Tree amended its Complaint by filing an amended verified complaint (the “Amended Complaint”) and a motion to expedite proceedings (the “Motion”). On November 6, 2024, at a hearing on Plaintiff’s Motion (the “Hearing”) and on the issue of breach of fiduciary duties against the Individual Defendants, Honey Tree’s counsel informed the Court that, “[t]here is no question that Honey Tree is presently a shareholder and was a shareholder at the time it presented its pleading.” On November 12, 2024, Plaintiff’s counsel informed the Court that “Honey Tree did own shares prior to the filing of the Amended Complaint but sold them prior to that filing; and (ii) Honey Tree did not subsequently purchase shares of Lottery.com until November 7, 2024, the day after the [H]earing,” (Plaintiff’s Admission”). Following Plaintiff’s Admission on November 13, 2024, Plaintiff dismissed without prejudice its claims against Hassan and Macal (the “Dismissal”). The Court ordered the Dismissal on November 15, 2024.

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

We are currently not in full compliance with the continued listing standards of Nasdaq, we may not be able to regain full compliance with Nasdaq’s continued listing standards in the future.

Our common stock and warrants trade on The Nasdaq Global Market under the symbols “LTRY” and “LTRYW,” respectively. Our failure to regain full compliance with all these requirements may result in our securities being delisted from Nasdaq.

As of the date of this Report, our common stock is trading below Nasdaq’s $1.00 (U.S.) minimum trading price requirement (the “Minimum Trading Price”), an minimum trading price that was breached on July 30, 2024. Should the Minimum Trading Price not be restored, the Company risks having its securities delisted by Nasdaq.

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

Competition in the sports media market could impair our ability to generate revenue from Sports.com

The landscape of the sports content industry is changing as traditional media companies are putting a focus on developing original sports content. In recent years, Apple, Netflix, Warner Brothers Discovery, and Amazon have produced original sports content and entered into agreements to broadcast live sporting events. Their entry into the market could limit our ability to acquire streaming rights for live sports events. Costs to produce original content may increase to the point where we cannot compete in the sector.

Federal and State Tax Filings

The Company files U.S. federal and state income and franchise tax returns. The Company has not filed its 2021, 2022 and 2023 U.S. federal and state income and franchise tax returns. The Company expects to file these as soon as possible. The Company is in a net loss position and expects no tax amounts to be due to the federal government. The company has accrued for estimated state and local income and franchise taxes. but is at risk of penalties and interest for failure to timely file.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Amendment and Restatement Agreement in respect of Loan Agreement (Deed), dated as of June 12, 2023, between Lottery.com and Woodford Eurasia Assets Ltd. (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on June 15, 2023).
10.2	Loan Agreement, dated as of July 26, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 1, 2023).
10.3	Amended and Restated Loan Agreement, dated as of August 8, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on August 22, 2023).
10.4	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 24, 2023).
10.5	Entry into Stock Purchase Agreement for the Acquisition of Nook Holdings Limited
10.6	Lottery.com Inc. 2023 Employees’, Directors’ and Consultant’s Stock Issuance and Option Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 filed by Lottery.com with the SEC on October 11, 2023).
10.7	Share Purchase and Sale Agreement Between Lottery.com Inc. and SM&I, LTD.
10.40*	Lottery.com Inc. 2023 Employees’, Directors’ and Consultant’s Stock Issuance and Option Plan
10.60**	Stock Purchase Agreement Between Lottery.com Inc. and Generating Alpha Ltd.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Amended Quarterly Report on Form 10-Q/A included in the Exhibit 101 Inline XBRL Document Set

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

Dated: December 16, 2024

