Form 10-K/A
period 2023-12-31
Lottery.com Inc.
filed 2025-04-09
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 001-38508

LOTTERY.COM INC.

(Exact name of registrant as specified in its Charter)

Delaware	81-1996183
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5049 Edwards Ranch Rd. 4th Floor Fort Worth, TX	76109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (737) 309-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	LTRY	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock, each at an exercise price of $230.00	LTRYW	The Nasdaq Stock Market LLC

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

As of Amendment No. 2 was filed, there were 4,780,380 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Except as described herein, this Amended Report does not modify, amend or update any of the other financial information or other information contained in the Original Report. In addition, in accordance with SEC rules, this Amended Report includes updated certifications from our Chief Executive Officer as Exhibits 31.1 and 32.1. Otherwise, the information contained in this Amended Report is as of the date of Amendment No. 2 and does not reflect any information or events occurring after the date of Amendment No. 2. Such subsequent information or events include, among other things, the information and events described in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2023, June 30, 2023, and September 30, 2023 (the “Quarterly Reports”) and the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Original Report. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Report, which update and supersede certain information contained in the Original Report and this Amended Report.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Amendment No. 3 to the Annual Report on Form 10-K/A (this “Amended Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of Lottery.com Inc. (“Lottery.com”, the “Company”, “we” or “us”).

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

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core businesses (as described in more detail under “Plans for Recommencement of Company Operations” below), completing the restatements of the Company’s 2021 Audit and March 2022 Financials and preparing and filing the Company’s delinquent periodic reports, including Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, which the Company filed on May 10, 2023, Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022, which the Company filed on May 15, 2023, the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30, 2022 and September 30, 2022, which the Company filed on May 22 and 24, 2023, respectively, filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which the Company filed on June 15, 2023, the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, June 30, 2023, September 30, 2023, filed on June 16, 2023, August 22, 2023, and November 30, 2023 respectively, filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which the Company filed on April 3, 2024, Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31,2023 and this Amended Report.

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

Since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused its operations on restarting certain of its core businesses (as described in more detail under “- Plans for Recommencement of Company Operations” below), and completing and filing the following (i) the restatements of the Company’s 2021 Audit and March 2022 Financials and preparing and filing the Company’s delinquent periodic reports, including Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021, which the Company filed on May 10, 2023: (ii) Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the three months ended March 31, 2022, which the Company filed on May 15, 2023; (iii) the Company’s Quarterly Reports on Form 10-Q for the three months ended June 30, 2022 and September 30, 2022, which the Company filed on May 22 and 24, 2023, respectively; (iv) the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, (v) the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023; (vi) the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023; (vii) the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023; Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and (vii) this Amended Report.

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and December 31, 2022, respectively.

	For the Year Ended December 31,
	2023	2022	$ Change	% Change

Revenue	$7,018,819	$6,779,057	$239,762	4%
Cost of revenue	5,666,544	4,310,750	1,355,794	31%
Gross profit	$1,352,275	$2,468,307	$(1,116,032)	-45%

Operating expenses:
Personnel costs	$4,570,206	$37,114,485	$(32,544,279)	-88%
Professional fees	6,766,709	6,613,546	153,163	2%
General and administrative	9,484,881	9,012,673	472,208	5%
Depreciation and amortization	5,691,322	5,601,374	89,948	2%
Total operating expenses	26,513,118	58,342,078	(31,828,960)	-55%
Loss from operations	$(25,160,843)	$(55,873,771)	$(30,712,928)	-55%

Other expenses
Interest expense	$408,767	$764,839	$(356,072)	-47%
Other expense	136,429	3,721,291	(3,584,862)	-96%
Total other expenses, net	545,196	4,486,130	(3,940,934)	-88%

Net loss before income tax	$(25,706,039)	$(60,359,901)	(34,653,862)	-57%
Income tax expense (benefit)	60,000	23,364	36,636	157%
Net loss	$(25,766,039)	$(60,383,265)	$(34,617,226)	-57%

Other comprehensive loss
Foreign currency translation adjustment, net	$(70,273)	$4,277	$(74,550)	-1743%
Comprehensive loss	$(25,836,312)	$(60,378,988)	$34,542,676	57%

Net income attributable to noncontrolling interest	$272,613	$379,916	$(107,303)	-28%
Net loss attributable to Lottery.com, Inc.	$(25,563,699)	$(59,999,072)	$34,435,373	57%

Revenues

Revenue. Revenue for the year ended December 31, 2023 was $7.02 million, an increase of $240 thousand, or 4%, compared to revenue of $6.8 million for the year ended December 31, 2022. Revenue was up slightly for the year ended December 31, 2023 with a change in the mix which was more heavily weighted to ticket sales and data services and less to services delivered to partners.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the year ended December 31, 2023 was $5.7 million, an increase of $1.36 million, or 31%, compared to cost of revenue of $4.3 million for the year ended December 31, 2022. The increase in COGS is the result of a product mix that was more heavily weighted towards products and less on higher-margin services for the year ended December 31, 2023. In 2022 there was revenue from services provided to partners that had lower costs and higher margins.

Gross Profit. Gross profit for the year ended December 31, 2023 was $1.35 million, compared to $2.5 million for the year ended December 31, 2022, a decrease of $1.12 million, or (45%). This decrease was the result of higher cost of sales on higher ticket revenue in 2023 than in 2022 and because higher margin revenue for services provided to partners in 2022 was not recurring.

Operating Costs and Expenses

	For the Year Ended December 31,
	2023	2022	$ Change	% Change

Operating expenses:
Personnel costs	4,570,206	37,114,485	(32,544,279)	-88%
Professional fees	6,766,709	6,613,546	153,163	2%
General and administrative	9,484,881	9,012,673	472,208	5%
Depreciation and amortization	5,691,322	5,601,374	89,948	2%
Total operating expenses	26,513,118	58,342,078	(31,828,960)	-55%

Operating expenses for the year ended December 31, 2023 were $26.5 million, a decrease of $30.7 million, or 55%, compared to $58.3 million for the year ended December 31, 2022. The decrease was primarily driven by decreased stock compensation expense, decreased headcount, decreased marketing spend and decreased depreciation and amortization expenses during the 2023 fiscal year.

Personnel Costs. Personnel costs decreased by $32.5 million, or 88%, from $37.1 million for the year ended December 31, 2022, to $4.6 million for the year ended December 31, 2023. The decrease was due primarily to decreases in stock compensation expense by $25.7 million combined with lower headcount in 2023.

Professional Fees. Professional fees increased by $153 thousand, or 2% from $6.61 million for the year ended December 31, 2022 to $6.77 million for the year ended December 31, 2023. While there were decreases in other types of professional fees, the increase was driven by fees for outside attorneys and accountants helping the company complete amended and new filings of reports 10-K and 10-Q during 2023 to regain compliance with reporting requirements.

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

Depreciation and Amortization. Depreciation and amortization increased $90 thousand, or 2%, from $5.6 million for the year ended December 31, 2022 to $5.7 million for the year ended December 31, 2023. The increase is due to a full year of amortization for Project Nexus in 2023 vs only half a year in 2022 as it was placed in service and amortization began mid-year 2022.

Other Expense, Net

	For the Year Ended December 31,
	2023	2022	$ Change	% Change
Other expenses
Interest expense	408,767	764,839	(356,072)	-47%
Other expense	136,429	3,721,291	(3,584,862)	-96%
Total other expenses, net	545,196	4,486,130	(3,940,934)	-88%

Interest Expense. Interest expense decreased by $336 thousand, or (47%), for the year ended December 31, 2023, from $765 thousand to $409 thousand as compared to the year ended December 31, 2022. This decrease relates primarily to interest on the Bank Prov line of credit in 2022 which did not occur in 2023.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

LOTTERY.COM INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lottery.Com Inc (the ‘Company’) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity/ (deficit) and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(235,132,590), net loss of $(25,766,039) and a negative working capital of $(7,475,742). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment Analysis

As discussed in Note 8 to the financial statements, management performed their annual impairment analysis during the year ended December 31, 2023. As disclosed by management, the determination of fair value using the income approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates and discount rates.

As a result of the annual impairment assessment, the Company concluded that there was impairment to the intangible assets and goodwill of Autolotto and Tinbu, LLC in the aggregate $7,509,800.

The principal considerations for our determination that performing procedures relating to the impairment analyses is a critical audit matter are the significant judgment by management when developing the fair value measurements of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to forecasted revenue growth rates, discount rates, as applicable.

The primary procedures we performed to address this critical audit matter included:

●	We evaluated and recomputed the methodology used in connection with the Company’s impairment analysis, including review of the appropriate accounting literature, valuation model, significant assumptions used, and the completeness and accuracy of the underlying data used;
●	We assessed the significant assumptions used by management relating to forecasted revenue growth rates, discount rates, and revenue multiples as applicable.
●	We evaluated the reasonableness of the Company’s projections of future cash flows by comparing the assumptions used in the projections to actual results and other information deemed necessary as well as tested the mathematical accuracy of the calculations;
●	We evaluated the adequacy of the Company’s disclosures in the financial statements related to the impairment.

Revenue Recognition

As discussed in Note 2 to the financial statements, the Company recognizes revenue from the sale of product, which consist primarily of sales of lottery tickets and delivery of lottery games to the users of the B2C platforms or the commercial partners of the B2B. At contract inception, the Company assesses the goods and services promised in the contract with customers and identifies a performance obligation for each contract with customers, in accordance with ASC 606, Revenue from Contracts with Customers.

To determine the performance obligation, the Company considers all products promised in the contract. Revenue is recognized at the point of delivery of the lottery ticket(s) to customers.

The primary procedures we performed to address this critical audit matter included:

●	We reviewed the underlying agreements and contracts and assessed the terms to determine if the performance obligation was met and for the correct amount.
●	We recalculated the mathematical accuracy of the revenue.
●	We tested the contract costs to ensure they are being properly recorded.
●	We recalculated the margins on contracts to ensure they are consistent over the entire term of the contract and its related performance obligation.

Going Concern Uncertainty

As described in Note 2 to the financial statements, the Company has stockholder’s deficit, net losses, and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $235 million and working capital of approximately negative $7.4 million at December 31, 2023.

For the year ending December 31, 2023, the Company sustained a net loss of $25.5 million. The Company sustained a loss from operations of $25.1 million and $55.1 million for the years ending December 31, 2023 and 2022, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern

The Company has historically funded its activities almost exclusively from income generated from sales and debt and equity financing. Management’s plans to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt.

Although Management believes that it will be able to continue to raise funds by sale of its securities to provide the additional cash needed to meet the Company’s obligations.

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

The procedures performed to address the matter included.

●	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
●	We evaluated the liquidity position of the company, including analyzing its current liabilities, cash flow forecasts, and financing arrangements.
●	We examined the company’s plans to resolve the default on note payables and accounts payables, including discussions with management and creditors to assess the feasibility of restructuring or extending payment terms.
●	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.

/S/ Boladale Lawal
BOLADALE LAWAL & CO.
(Chartered Accountants)
(PCAOB ID 6993)
Lagos, Nigeria

We have served as the Company’s auditor since 2024.

April 8, 2025

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

LOTTERY.COM INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$359,826	$102,766
Restricted cash	-	-
Accounts receivable	55,586	208,647
Prepaid expenses	19,020,159	19,409,323
Other current assets	907,632	718,550
Total current assets	20,343,203	20,439,286

Notes receivable	2,000,000	2,000,000
Investments	250,000	250,000
Goodwill	11,227,491	19,590,758
Intangible assets, net	17,681,874	23,982,445
Property and equipment, net	21,309	108,078
Other long-term assets	12,884,686	13,009,686
Total assets	$64,408,563	$79,380,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$8,049,531	$7,607,633
Deferred revenue	357,143	464,286
Notes payable - current	6,026,669	3,755,676
Accrued interest	858,875	484,172
Accrued and other expenses	11,359,616	4,626,973
Other liabilities	1,167,111	625,028
Total current liabilities	27,818,945	17,563,768

Long-term liabilities:
Convertible debt, net - noncurrent	-	-
Other long-term liabilities	-	-
Total long-term liabilities		-
Commitments and contingencies (Note 13)	-	-
Total liabilities	27,818,945	17,563,768

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 2,877,045 and 2,527,045 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2,877	2,527
Additional paid-in capital	269,690,569	267,597,370
Accumulated other comprehensive loss	(91,667)	3,622
Accumulated deficit	(235,132,590)	(208,187,210)
Total Lottery.com Inc. stockholders’ equity	34,469,189	59,416,309
Noncontrolling interest	2,120,429	2,400,176
Total Equity	36,589,618	61,816,485

Total liabilities and stockholders’ equity	$64,408,563	$79,380,253

The accompanying notes are an integral part of these restated consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2023	2022

Revenue	$7,018,819	$6,779,057
Cost of revenue	5,666,544	4,310,750
Gross profit	1,352,275	2,468,307

Operating expenses:
Personnel costs	4,570,206	37,114,485
Professional fees	6,766,709	6,613,546
General and administrative	9,484,881	9,012,673
Depreciation and amortization	5,691,322	5,601,374
Total operating expenses	26,513,118	58,342,078
Loss from operations	(25,160,843)	(55,873,771)

Other expenses
Interest expense	408,767	764,839
Other expense	136,429	3,721,291
Total other expenses, net	545,196	4,486,130
Net loss before income tax	(25,706,039)	(60,359,901)
Income tax expense (benefit)	60,000	23,364
Net loss	(25,766,039)	(60,383,265)

Other comprehensive loss
Foreign currency translation adjustment, net	(70,273)	4,277
Comprehensive loss	(25,836,312)	(60,378,988)

Net income attributable to noncontrolling interest	272,613	379,916
Net loss attributable to Lottery.com Inc.	$(25,563,699)	$(59,999,072)

Net loss per common share
Basic and diluted	$(9.81)	$(23.79)

Weighted average common shares outstanding
Basic and diluted recheck WA shares	2,604,717	2,522,175

The accompanying notes are an integral part of these restated consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEAR ENDING DECEMBER 31, 2023 and 2022

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity

Balance as of December 31, 2021	2,512,816	2,513	239,406,387	(148,188,138)	(655)	91,220,107	2,780,092	94,000,253

Issuance of common stock upon stock option exercise	3,006	3	(57)	-	-	(54)	-	(54)
Issuance of common stock for legal settlement	3,000	3	241,737	-	-	241,740	-	241,740
Stock based compensation	8,224	8	27,949,249	-	-	27,949,257	-	27,949,257
Other comprehensive loss	-	-	-	-	4,277	4,277	-	4,277
Comprehensive loss	-	-	-	(59,999,072)	-	(59,999,072)	(379,916)	(60,378,988)
Balance as of December 31, 2022	2,527,045	$2,527	$267,597,370	$(208,187,210)	$3,622	$59,416,309	$2,400,176	$61,816,485

Stock based compensation	350,000	$350	$2,093,199	-	-	$2,093,549	-	$2,093,549
Other comprehensive loss	-	-	-	-	(70,273)	(70,273)	-	(70,273)
Prior period adjustments made to accumulated deficit				(1,381,681)	(25,016)	(1,406,697)	(7,135)	(1,413,832)
Comprehensive loss	-	-	-	(25,563,699)	-	(25,563,699)	(272,612)	(25,836,312)
Balance as of December 31, 2023	$2,877,045	$2,877	$269,690,569	$(235,132,590)	$(91,667)	$34,469,189	$2,120,429	$36,589,618

The accompanying notes are an integral part of these restated consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022

Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	$(25,563,699)	$(59,999,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income attributable to noncontrolling interest	279,747	(379,916)
Depreciation and amortization	5,691,322	5,601,374
Stock-based compensation expense	2,093,199	27,949,257
Loss on impairment of goodwill and intangibles	6,710,200	412,450
Issuance of common stock for legal settlement	-	214,740

Changes in assets & liabilities:
Accounts receivable	153,062	(129,465)
Prepaid expenses	389,164	3,487,315
Notes Receivable	-	(2,000,000)
Other current assets	(189,082)	(492,351)
Trade payables	441,898	6,601,098
Deferred revenue	(107,143)	(698,049)
Accrued interest	374,703	307,912
Accrued and other expenses	6,982,476	210,805
Other liabilities	542,083	625,028
Other long-term assets	125,000	(13,009,686)
Other long-term liabilities	-	(1,169)
Prior period adjustments to Accumulated Deficit	(32,151)	-
Net cash used by operating activities	(2,109,221)	(31,299,729)

Cash flow from investing activities
Purchases of property and equipment	-	(127,265)
Purchases of intangible assets	-	(1,124,823)
Net cash used in investing activities	-	(1,252,088)

Cash flow from financing activities
Proceeds from issuance of notes payable	2,270,993	-
Payments on notes payable - related parties	-	(15,664)
Net cash provided by financing activities	2,270,993	(15,664)
Effect of exchange rate changes on cash	95,289	4,277
Net change in net cash and restricted cash	257,061	(32,563,204)
Cash and restricted cash at beginning of period	102,766	32,638,970
Cash and restricted cash at end of period	$359,826	$102,766

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$483,582
Taxes paid in cash	$-	$-

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

The Company had restricted stock activity summarized as follows:

		Weighted
		Average
	Number of	Grant
	Shares	Fair Value
Outstanding at December 31, 2021	191,622	$295.00
Granted	-	-
Vested	-	-
Forfeited/cancelled	-	-
Restricted shares unvested at December 31, 2022	191,622	$295.00

Outstanding at December 31, 2022	191,622	$295.00
Granted	350,000	2.91
Vested	398,590	2.91
Forfeited/cancelled	(143,032)	-
Restricted shares unvested at December 31, 2023	-	$-

Note 12. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31, 2022
	2023	2022

Comprehensive net loss attributable to stockholders	$(25,563,699)	$(59,999,072)

Weighted average common shares outstanding
Basic and diluted	2,604,717	2,522,175

Net loss per common share
Basic and diluted	$(9.81)	$(23.79)

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

Note 13. Income Taxes

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	2023	2022
Long-term deferred tax assets:
Federal Net Operating Loss Carryforwards	$36,378,116	$20,145,126
Intangible Assets	1,492,426	(861,317)
Accrued Compensation & Benefits	863,049	-
Foreign Net Operating Loss Carryforwards	773,134	-
Stock Compensation	-	-
State Net Operating Loss Carryforwards	-	-
Other	19,540	19,540
Total deferred tax assets before valuation allowance	39,526,265	19,303,349
	-	-
Deferred tax liabilities:	-	-
Fixed Assets	316	(46,035)
Intangible Assets	-	-
Total deferred tax liabilities	316	(46,035)

Valuation Allowance	(39,525,949)	(29,260,143)
Net deferred tax assets and liabilities	$-	$-

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

Audit Committee Pre-Approval Procedures for Independent Registered Public Accounting Firm

The Audit Committee has sole authority to engage and determine the compensation of our independent registered public accounting firm. The Audit Committee also is directly responsible for evaluating the independent registered public accounting firm, reviewing and evaluating the lead partner of the independent registered public accounting firm and overseeing the work of the independent registered public accounting firm. In addition, and pursuant to its charter and the Company’s Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee annually reviews and pre-approves the audit services to be provided by Boladale Lawal & Co, and also reviews and pre-approves the engagement of Boladale Lawal & Co for the provision of other services during the year, including audit-related, tax and other permissible non-audit. For each proposed service, the Company’s management and the independent registered public accounting firm are required to jointly submit to the Audit Committee detailed supporting documentation at the time of approval to permit the Audit Committee to make a determination as to whether the provision of such services would impair the independent registered public accounting firm’s independence, and whether the fees for the services are appropriate.

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

On December 10, 2024, the Board of Directors of Lottery.com Inc. (the “Company”) approved the engagement of Boladale Lawal & Co (‘BLC’) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023, effective immediately, and dismissed Yusufali & Associates, LLC effectively as the Company’s independent registered public accounting firm.

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

LOTTERY.COM INC.

Date: April 7, 2025	By:	/s/ Matthew McGahan
	Name:	Matthew McGahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amended Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew McGahan	Chief Executive Officer	April 7, 2025
Matthew McGahan	(Principal Executive Officer)

/s/ Matthew McGahan	Chairman of the Board	April 7, 2025
Matthew McGahan

/s/ Barney Battles	Director	April 7, 2025
Barney Battles

/s/ Christopher Gooding	Director	April 7, 2025
Christopher Gooding

/s/ Paul S. Jordan	Director	April 7, 2025
Paul S. Jordan

/s/ Tamer T. Hassan	Director	April 7, 2025
Tamer T. Hassan

/s/ Warren Macal	Director	April 7, 2025
Warren Macal

