Form 10-K
period 2024-12-31
Lottery.com Inc.
filed 2025-04-21
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 001-38508

LOTTERY.COM INC.

(Exact name of registrant as specified in its Charter)

Delaware	81-1996183
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5049 Edwards Ranch Road, 4th Floor, Fort Worth, TX	76109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (737) 309-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	LTRY	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock, each at an exercise price of $230.00	LTRYW	The Nasdaq Stock Market LLC

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2024, the last business day of the registrant’s most recently completed fourth fiscal quarter, was approximately $5.8 million, calculated by using the closing price of the registrant’s common stock on such date on The Nasdaq Stock Market LLC of $2.71.

As of April 21, 2025, there were 18,860,850 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Lottery.com Inc. (the “Company,” “we,” “us,” or “our”) is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2024

i

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

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in public filings made with the Securities and Exchange Commission (the “SEC”) by Lottery.com, as well as the following:

●	We have been named as a defendant in a number of civil lawsuits filed by purchasers of our securities, that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

●	In July 2022, the Company furloughed the majority of its employees and suspended its lottery game sales operations after determining that it did not have sufficient financial resources to fund operations or pay certain existing obligations, including payroll and related obligations.

●	We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available or may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud against the Company, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

●	Our inability to compete for consumer discretionary time and income.

●	Economic events, geopolitical and political and market conditions, and other factors beyond our control.

ii

●	Negative events or media coverage relating to our business, our management and directors, the lottery, lottery games or online gaming or betting.

●	Our inability to attract and retain users, including as a result of failing to appear in Internet search engine results.

●	Our continued ability to use existing, and add new, domain names to promote and increase the value of our brand.

●	Scrutiny by stakeholders with respect to responsible gaming and ethical conduct.

●	Our ability to achieve profitability and growth.

●	Our inability to profitably expand into new markets or capitalize on new gaming and lottery industry trends and changes, such as by developing successful new product offerings.

●	The effectiveness of our marketing efforts in developing and maintaining our brand and reputation.

●	Failure to offer high-quality user support.

●	Adverse impacts to user relationships resulting from disruptions to our information technology.

●	The vulnerability of our information systems to cyberattacks, including an inability to securely maintain personal and other proprietary user information.

●	Our inability to adapt to changes or updates in the Internet, mobile or personal devices, or new technology platforms or network infrastructures.

●	The exposure of our online infrastructure to risks relating to distributed ledger technology.

●	Our inability to comply with complex, ever-changing and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming and lottery industries in the markets that we serve.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or provide software component products for our gaming platforms, product offerings and the processing of user payments and withdrawals on a timely basis.

●	Our inability to maintain successful relationships or agreements with lottery organizations and other third-party marketing or service provider affiliates.

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations required for the operation of our business.

●	The effectiveness of our transition and compliance with the regulatory and other requirements of being a public company.

●

Although we are currently in compliance with the continued listing standards of Nasdaq, we have had periods of non-compliance in the past and we may not be able to maintain compliance with Nasdaq’s continued listing standards in the future.

●	Limited liquidity and trading of our securities in the public markets.

●	Our lenders (as defined herein) may not loan us the amounts they agreed to under loan agreements (as defined herein).

●	Our obligations under certain loan agreements are secured by a first priority security interest in substantially all of our assets and if we were to default, they could force us to curtail or abandon our business plans and operations.

●	The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford, UCIL, or investors placed by Univest (each as defined herein) under each’s respective loan agreements may depress the market price of our common stock and cause substantial dilution.

●	We currently owe a significant amount of money under our loan agreements, which we may not be able to repay on each agreement’s terms and conditions.

●	Other factors described in this Report under the heading “Item 1A. Risk Factors.”

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

On July 28, 2022, the Board determined that the Company did not have sufficient financial resources to fund its operations in the United States or pay certain existing obligations of the U.S. public company, including its payroll and related obligations.

The following day, on July 29, 2022, the Company effectively ceased U.S. operations (the “2022 Operational Cessation”), furloughed the majority of its U.S. employees and suspended its U.S. lottery game sales meaning the U.S. company would be devoid of future revenues until operations resumed (subsidiary operations of Aganar and JuegaLotto and Tinbu LLC in the U.S. were unaffected and continued operations, including lottery sales outside the U.S. and generation of revenue). As a result of the 2022 Operational Cessation, certain of the Company’s U.S. employees were retained at the discretion of the Company’s then Chief Operating Officer and Chief Legal Officer of the Company in order to provide the minimal business functions essential to the Company’s ongoing legal and compliance requirements as well as to secure necessary funding to resume operations. Less than twenty percent of these non-furloughed employees remained active in the efforts to restore Company’s U.S. operations and as of December 31, 2024, approximately $3.94 million in outstanding payroll and $64 thousand in outstanding unpaid director compensation obligations remain unpaid.

Since the 2022 Operational Cessation, the Company has had minimal day-to-day operations in the United States and has primarily focused on restarting certain of its core businesses (as described in more detail under “Plans for Recommencement of Company Operations” below), and on completing and filing its quarterly and annual reports with the SEC.

S&MI Ltd. (“SportLocker.com”)

As reported on form 8-K filed with the SEC on August 20, 2024, on August 14, 2024, the Company finalized an agreement for the acquisition of S&MI, Ltd. with its shareholders (the ““Share Purchase and Sale Agreement”), wherein the Purchase Price is the total equivalent One Million Dollars USD ($1,000,000.00) in restricted stock units of common shares in the Company. (the “Payment-In-Kind”) fixed at Three Dollars USD ($3.00) per share (the “Fixed Price”). Purchase Price is to be paid out over five payments on the following schedule: The first payment of $150,000 in restricted common stock (50,000 shares) of the Company is due and payable on September 1, 2024 (the “Completion Date” and the “First Issuance Date”.). The remaining payments in restricted common stock to the shareholders of S&MI Ltd. by the Company will be made as follows: (i) a second payment of $212,500 (70,833 shares) due on or before the 31st day following ninety days after the Completion Date (the Second Issuance Date”); (ii) a third payment, of $212,500 (70,833 shares) due on or before the 31st day following ninety days after the Second Issuance Date (the Third Issuance Date”); (iii) a fourth payment of $212,500 (70,833 shares) due on or before the 31st day following ninety days after the Third Issuance Date (the “Fourth Issuance Date”);; and (vi) a final and fifth payment of $212,500 (70,834 shares) due on or before the 31st day following ninety days after the Fourth Issuance Date.

In the event that the closing price of the restricted stock units of common shares of the Company to be issued to the shareholders of S&MI, Ltd. is lower than the Fixed Purchase Price on the six (6) month anniversary of any issuance date of said shares (collectively the “Anniversary Issuance Price”), then the Fixed Purchase Price shall be adjusted downward to the volume-weighted average price (“VWAP”) of the common stock for the five (5) consecutive trading days immediately preceding the six (6) month anniversary date of said issuance date. Accordingly, the Company shall be obligated to tender to the shareholders of S&MI, Ltd. Additional restricted stock units of common shares of the Company to make up the difference between the Fixed Purchase Price and the Anniversary Issuance Price.

Sports.com

On March 7, 2024, Sports.com, a wholly owned subsidiary of the Company, announced by press release that it has launched the “Sports.com App”. The App (which is available for download for free from all major app stores) connects sports content with audiences worldwide. By uniting a diverse community of sports enthusiasts across various genres, demographics, and countries, Sports.com plans to eliminate multiple cultural barriers and foster a global sports community.

On March 28, 2024, Sports.com announced by press release that it has obtained the rights to live stream the March 31, 2024 heavyweight title fight between Frazier Clarke and Fabio Wardley. The live stream was available to view for free for millions of sports fans in Africa, via the Sports.com website.

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

On August 14, 2024, Sports.com successfully completed its integration with Bango’s Digital Vending Machine®, allowing for seamless distribution of its sports content platform to millions of potential new users globally. The partnership targets the launch of Sports.com in 40 markets, focusing primarily on North America and Europe, with additional expansions into 5-6 markets across Latin America and the Asia Pacific region. The priority markets identified include the US, UK, Ireland, Chile, and Mexico, where the Company expects to see substantial engagement from sports fans.

Resignation of a Member of the Board of Directors

On June 17, 2024, Mark Bernard (“Barney”) Battles, a member of the board of directors of the Company notified it of his intent to resign from the Board, effective close of business on June 30, 2024, and not stand for re-election to the Board at the annual meeting of stockholders to be held this year (the “2024 Annual Meeting”). Mr. Battles indicated that his decision to resign and not stand for re-election at the 2024 Annual Meeting was due to his decision to take early retirement and was not the result of any disagreement with the Company on any matter, or relating to its operations, policies, or practices. Mr. Battles’ resignation from the Board became effective at the close of business on June 30, 2024. Mr. Battles was originally appointed to the Board following the successful completion of background checks on November 4, 2022, as reported in an 8-K filed with the Securities and Exchange Commission on November 10, 2022.

Appointment of New Member of the Board of Directors

On April 29, 2024, the Board of Directors of the Company approved the addition of Mr. Warren Macal as a member of the Company’s Board of Directors. Macal’s nomination follows the December 2023 $18 million investment commitment from Prosperity Investment Management subject to due diligence.

Change of Registered Public Accounting Firm

As reported on form 8-K on December 16, 2024, as a result of the resignation of Yusufali & Associates, LLC as its independent registered public accounting firm on November 15, 2024, on December 10, 2024, the Audit Committee of the Board of Directors of the Company approved the engagement of Boladale Lawal & Company (“Boladale”) as the Company’s new independent registered public accounting firm, effective immediately, for the review of the Company’s Form 10-Q for the period ended September 30, 2024 and the year-end audit of the Company’s results for the period ended December 31, 2024. The Company’s shareholders ratified the appointment of Boladale at its 2024 Annual Meeting of Stockholder’s held on February 20, 2025.

During the fiscal years ended December 31, 2022 and December 31, 2023, and through September 30, 2024, neither the Company, nor anyone on its behalf, consulted with Boladale regarding: (i) either the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

S-1 Registration of Common Stock

On October 16, 2024, the SEC declared effective the Company’s S-1, as amended and as filed on October 10, 2024 (the “S-1/A”). Under the terms and conditions of the S-1/A, the Company may from time to time offer and sell up to 50,000,000 shares of common stock, par value $0.001 per share (“common stock”). This prospectus also relates to the offer and resale from time to time by the selling shareholders named herein (the “Selling Shareholders”), or their permitted transferees of shares of common stock, consisting of (i) 396,789 shares of common stock issuable upon conversion of certain outstanding convertible notes which were issued pursuant to private placements conducted in 2023 and 2024, (ii) 463,937 shares of common stock issuable upon exercise of the Private Placement Warrants; and (b) 5,410,128 held by certain officers, directors, employees and consultants of the Company. The Offering will commence promptly on the date upon which this prospectus is declared effective by the SEC and will continue for 18 months. At the discretion of our board of directors, we may discontinue the offering before expiration of the 18-month period.

The offering of the 50,000,000 shares is a “best efforts” offering, which means that the Company’s officers and directors will use their best efforts to sell the common stock and there is no commitment by any person to purchase any shares. There is no minimum purchase requirement. The shares will be offered at a fixed price of $3.00 per share for the duration of the offering. Proceeds from the sale of the shares will be used to implement the Company’s plan of operation. Any funds that we raise from this offering will be immediately available for the Company’s use and will not be returned to investors.

The Company will receive proceeds from the issuance and sale of its primary offering of common stock. The Company will not receive any proceeds from the sale of shares of common stock or warrants by the Selling Shareholders pursuant to this prospectus, except with respect to amounts received upon exercise of the warrants to the extent such warrants may be exercised.

On January 16, 2025, the Company filed a post-effective amendment to the S-1, wherein the only change was a change in the fixed price per share to $1.00 (the “POS AM No. 1”). On February 10, 2025, the Company withdrew its POS AM No. 1, noting that the withdrawal of POS AM No. 1 did not withdraw the original Form S-1 registration with an offering price of $3.00/share, which was made effective by the SEC on October 16, 2024.

Generating Alpha Ltd.

As reported on form 8-K on November 29, 2024, on November 21, 2024, a fully executed Stock Purchase Agreement (the “Agreement”) was entered into by and between the Company and Generating Alpha Ltd., a St. Kitts and Nevis company, (the “Investor”). The Investor has agreed to purchase from the Company up to One Hundred Million Dollars ($100,000,000) (the “Commitment Amount”) of the Company’s fully registered, freely tradable common stock (the “Common Stock”) under certain terms and conditions. Pursuant to the terms of the Agreement the Company can request a “Put” on the purchase of its stock and the Investor has agreed to purchase the Company’s shares at ninety (90%) percent of the “Market Price.” Market Price shall be defined as the average VWAP of the common stock twenty trading days immediately preceding the Put (“Maximum Put Amount”). The dollar amount of Common Stock sold to the Investor in each Put may not be less than $20,000.00 and the maximum amount will equal 100% of the Average Daily Trading Volume. The Maximum Put Amount may be increased upon mutual written consent of the Company and the Investor. Puts are further limited to Investor owning no more than 4.99% of the Common Stock at any given time.

In accordance with the Agreement, the Company issued to the Investor a Commitment Fee in shares of the Company’s common stock equivalent to 1.5% of half of the Commitment Amount. After drawing down half of the Commitment Amount, the Company shall issue an additional 1.5% of half the Commitment Amount in shares of the Company’s common stock, not to exceed 4.99% of the Company’s issued and outstanding. Any amount that would exceed 4.99% of the Company’s issued and outstanding shall be issued in the form of a prefunded Common Stock Purchase Warrant.

Soccerex LLC

As reported on form 8-K on February 12, 2025, on February 6, 2025, the Company doing business as Sports.com, entered into a two-year sponsorship agreement (the “Agreement”) with Soccerex LLC (“Soccerex”). The Agreement designates Sports.com as the title sponsor for Soccerex’s Expositions in 2025 and 2026. The 2025 Expos are scheduled to be held in Miami, Amsterdam, and Cairo. Locations for the 2026 Expos have not been announced. The Agreement also provides the Company with marketing, advertising and consultancy benefits throughout the term.

The terms of the Agreement require the Company to pay Soccerex $300,000. In consideration, Soccerex will receive 150,000 restricted shares of Lottery.com Inc. Common Stock (Nasdaq: LTRY) at a value of $2.00 per share. In the event the shares are valued at less than $300,000 at market closing on February 6, 2026, the Company will have the option to pay the difference in cash or issue additional shares to Soccerex.

2024 Annual Meeting of Shareholders

As filed on form 8-K on February 24, 2025, on February 20, 2025, the Company held its 2024 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, holders of common stock of the Company as of the record date of December 31, 2024 (the “Record Date”) were entitled to receive notice and vote at the meeting, which was held at https://www.cstproxy.com/lottery/2025 at 10:00 a.m. Central Time. The Inspector of Election certified that as of the Record Date, there were 12,080,919 shares of Common Stock entitled to vote. The total number of shares voted in person or by proxy were 5,864,197 – 48.54%. Approved by majority vote of the shareholders were: (1) the re-election of Paul Jordan, a Class II director, as a director of the Company; (2) the appointment of Boladale Lawal & Company as the Company’s new independent registered public accounting firm; (3) a reverse stock split at a ratio in the range of one-for-2 to one-for-30 of the Company’s Common Stock, with the exact ratio to be determined in the discretion of our board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by our board of directors in its sole discretion (the “Reverse Stock Split Proposal”) – Board of Directors of the Company subsequently voted not to proceed with the Reverse Stock Split Proposal; and (4) an adjournment of the Annual Meeting, if necessary or appropriate, to solicit additional proxies if there are not sufficient votes at the time of the Annual Meeting to approve the Reverse Stock Split Proposal.

S-1 Registration Filing

On April 11, 2025, the Company filed a Form S-1 registration statement to registering a number of shares in connection with a Stock Purchase Agreement executed by the company on November 21, 2024, (the “Agreement”) with Generating Alpha Ltd., a St. Kitts and Nevis company, (the “Investor”). The Investor has agreed to purchase from the Company up to One Hundred Million Dollars ($100,000,000) (the “Commitment Amount”) of the Company’s fully registered, freely tradable common stock (the “Common Stock”) under certain terms and conditions. Pursuant to the terms of the Agreement the Company can request a “Put” on the purchase of its stock and the Investor has agreed to purchase the Company’s shares at ninety (90%) percent of the “Market Price.” Market Price shall be defined as the average VWAP of the common stock twenty trading days immediately preceding the Put (“Maximum Put Amount”). The dollar amount of Common Stock sold to the Investor in each Put may not be less than $20,000.00 and the maximum amount will equal 100% of the Average Daily Trading Volume. The Maximum Put Amount may be increased upon mutual written consent of the Company and the Investor. Puts are further limited to Investor owning no more than 4.99% of the Common Stock at any given time.

The prospectus also relates to the offer and resale from time to time by the selling shareholders named herein (the “Selling Shareholders”), or their permitted transferees of shares of common stock, consisting of (i) 2,810,897 shares of common stock (ii) 458,370 shares of common stock issuable upon exercise of outstanding warrants (iii) shares of common stock related to conversion of 1,906,693 prefunded common stock warrants (together the “Commitment Fee Warrant Shares”) and (iv) 512,662 issued to the Investor as a commitment fee (the “Commitment Fee Shares) upon the execution of a stock purchase agreement dated November 13, 2024 (the “Stock Purchase Agreement”).

The Company is registering the resale of up to 25,688,622 shares of common stock, comprised of (i) 20,000,000 Stock Purchase Agreement Shares (as defined in the Form S-1)), (ii) 2,810,897 shares of common stock, (iii) 458,370 shares of common stock issuable upon exercise of outstanding warrants and (iii) 1,906,693 prefunded warrants (together the “Commitment Fee Warrant Shares”) and (iv) 512,662 shares of common stock issued to the Investor as a commitment fee (the “Commitment Fee Shares”) upon the execution of a stock purchase agreement dated November 13, 2024 (the “Stock Purchase Agreement”).

On April 15, 2025, the Company filed Amendment No. 1 to Form S-1 for the purpose of including a Delayed Effective Date disclosure and to update and file certain Exhibits.

The Form S-1 filed by the Company on April 11, 2025 has yet to be deemed effective by the SEC.

Nasdaq Listing

The Company currently trades on the Nasdaq Stock Exchange under the symbol, LTRY, and its warrants trade on the Nasdaq Stock Exchange under the symbol, LTRYW. Although the Company is currently in compliance with Nasdaq listing standards, the Company has repeatedly gone into periods of non-compliance, most frequently as a result of late quarterly or annual filings which are subsequently filed. There can be no assurance by the Company that such periodic episodes of non-compliance will not recur, nor that the Company will be able to sustain meeting its Nasdaq listing requirements in order to maintain its Nasdaq listings on a long-term basis.

2022 Loan Agreement with Woodford Eurasia Assets, Ltd.

On December 7, 2022, the Company entered into a loan agreement with Woodford Eurasia Assets, Ltd. (“Woodford”), (the “Woodford Loan Agreement”), pursuant to which Woodford agreed to provide the Company with up to $52.5 million, subject to certain conditions and requirements. Pursuant to such Woodford Loan Agreement the Company received $798,351 by December 31, 2024. Woodford failed to meet its obligations under the Woodford Loan Agreement and the Company removed itself from any further obligation under Agreement or association with Woodford. Woodford subsequently filed a complaint in the High Court of Justice in London chancery Division. October 16, 2023, The High Court of Justice in London Chancery Division (“the Court”) dismissed an application for injunctive relief initiated by Woodford against the Company. (Case: FL-2023-000023. Woodford Eurasia Assets Limited v Lottery.com Inc.) The Court characterized Woodford’s application as “fundamentally misconceived” and ordered Woodford to pay the Company’s legal costs. Woodford subsequently, on the Judges’ recommendation, withdrew the proceedings.

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

Amounts advanced under the Woodford Loan Agreement are convertible, at Woodford’s option, into shares of the Company’s common stock, par value $0.001 per share (the “common stock”), beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of common stock within 10 business days of the date of the Loan Agreement (which was equal to $5.60 per share after the 1:20 reverse split which occurred on August 9, 2023), subject to a 4.99% beneficial ownership limitation which can be waived on 60 day’s notice and a separate limitation preventing Woodford from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining shareholder approval for such issuance above this amount.

Proceeds of the loans could only be used by the Company to restart its operations and for general corporate purposes as agreed to by Woodford.

The Woodford Loan Agreement includes confidentiality obligations, representations, warranties, covenants, and events of default, all of which are customary for a transaction of this size and nature.

The Company also agreed to grant Woodford common stock purchase warrants (the “Woodford Warrants”) in an amount equal to 15% of the Company’s 50,925,271 then issued and outstanding shares of common stock (the quantity of stock then issued and outstanding prior to the 1:20 reverse stock split of August 9, 2023). Each Woodford Warrant has an exercise price equal to the average of the closing price of the Company’s common stock for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to an exercise price of $5.60 per share after the 1:20 reverse split that occurred on August 9, 2023. In the event the Company fails to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount (i.e., will equal $4.20 per share).

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

Despite requests from the Company, Woodford has repeatedly failed: to substantiate the amounts it claims were borrowed by the Company or claimed to have been advanced by Woodford to the Company; failed to indicate if it would accept accelerated payment of Company-verified amounts; failed to provide an anti-money laundering acceptable bank account to which payment could be made by the Company, to explain its failure to respond to requests for other funding to be accepted in the context of the Woodford Loan Agreement; failed to respond to requests for funding under the accordion facility of the Woodford Loan Agreement; and failed to respond to allegations of money laundering and conspiracy to defraud the Company and others.

Loan Agreement with United Capital Investments London Limited

On July 26, 2023, The Company entered into a credit facility (the “UCIL Credit Facility”), represented by a loan agreement, which was amended and restated on August 8, 2023, and subsequently amended on August 18, 2023 (as so amended, the “UCIL Loan Agreement”). The UCIL Loan Agreement is with United Capital Investments London Limited (“UCIL”), an entity in which each of Matthew McGahan, the Company’s Chief Executive Officer and Chairman of the Company’s Board, and Barney Battles, a former member of the Board, have a direct or indirect interest. The decision by the Company to enter into the UCIL Loan Agreement followed, amongst other things, an acknowledgment by the Company that it had not received the requisite funding on a timely basis that it expected from Woodford, despite the Company making several requests to Woodford for said funding under the terms and conditions of the Woodford Loan Agreement. Moreover, the Board of Directors determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement with UCIL, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. Neither McGahan or Battles participated in the vote on the UCIL agreement to ensure proper independence and correct corporate governance. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the terms and conditions of the Woodford Loan Agreement. Given the uncertainty of the continued financing under the Woodford Loan Agreement, the Board of Directors sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement.

As reported on form 8-K filed with the SEC on February 22, 2024, on February 16, 2024, the Company and UCIL entered into an “Amendment and Restatement Agreement No. 2” to the UCIL Loan Agreement to increase the amount of the UCIL Credit Facility from $49,000,0000 to $149,000,000 (the “UCIL Amendment”).

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

Operations Prior to 2022 Operational Cessation

Prior to the 2022 Operational Cessation, the Company was primarily a provider of domestic lottery products and services (subsidiary operations in Mexico, such as Aganar and JuegaLotto in Mexico, and TinBu in the U.S. were unaffected by the 2022 Operational Cessation and continued operations, including lottery sales and the generation of revenue). It is the Company’s intention to become a primary provider of U.S.-centric lottery products and services again. As an independent third-party lottery game service, with principal operations headquartered in the United States we offered a platform that we developed and operated to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad (our lottery “Platform”). Our revenue generating activities included (i) offering the Platform via our Lottery.com app and our websites to users located in the U.S. and multinational jurisdictions where the sale of lottery games was legal and our services were enabled for the remote purchase of legally approved lottery games (our “B2C Platform”); (ii) offering an internally developed, created and operated business-to-business application programming interface (“API”) of the Platform, which enabled our commercial partners, in permitted U.S. and international jurisdictions, to purchase certain legally operated lottery games from us which could be resold to users located within their respective jurisdictions (“B2B API”); and (iii) delivering global lottery data, such as winning numbers and results, and subscriptions to data sets of our proprietary, anonymized transaction data pursuant to multi-year contracts to commercial digital subscribers (“Data Service”).

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and - importantly - to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the 2022 Operational Cessation in the U.S., we generated revenue from this service fee and mark-up. Our U.S. based B2B API Platform resumed limited operations in April 2023. As of the date of this Report, our U.S. based B2C Platform is not currently operational. We anticipate that it will become operational by the summer of 2025.

The WinTogether Platform

Prior to the Operational Cessation, we operated and administered all U.S. sweepstakes offered by WinTogether, a U.S. registered 501(c)(3) charitable organization (“WinTogether”), which was formed in April 2020 to support charitable, educational, and scientific causes. In consideration of our operation of the WinTogether platform and administration of their sweepstakes, we received a percentage of the gross donations to a campaign, from which we paid certain dividends and all administration costs.

The WinTogether platform continued operating after the U.S. 2022 Operational Cessation, until all sweepstakes campaigns were completed and all prizes awarded. On March 29, 2023, the board of directors of WinTogether voted to suspend its relationship with the Company. On December 5, 2023, the board of WinTogether voted to reinstate the business relationship with the Company.

On April 1, 2024, Lottery.com resumed its sweepstakes offerings through its partnership with the WinTogether.org foundation (DBA: DonateTo.Win. In April 2025, Sports.com sponsored a sweepstakes to support the Florida International University surrounding the Formula 1 Crypto.com Miami Grand Prix 2025.

Current Operations

Despite the 2022 Operational Cessation, certain of the Company’s wholly owned subsidiaries have continued to operate under the direction of the leadership teams that were in place prior to the Company’s acquisition of such companies. While the operational activities of these subsidiaries vary, from the 2022 Operational Cessation through the date of this Report, each of our subsidiaries, namely TinBu, Aganar and JuegaLotto has decreased its expenses and has had its revenue remain consistent or decrease slightly from pre-Operational Cessation levels.

Data Services

In 2018, we acquired TinBu, LLC (“TinBu”), a wholly owned subsidiary, which is a digital publisher and provider of lottery and other data results, jackpots, results, and other data, as a wholly-owned subsidiary. Through TinBu, our Data Service delivers daily results of over 800 domestic and international lottery games from more than 40 countries, including the U.S., Canada, and the United Kingdom, to over 400 digital publishers and media organizations. See “Item 1A. Risk Factors – We are party to pending litigation and investigations in various jurisdictions and with various plaintiffs and we may be subject to future litigation or investigations in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business, financial condition, and results of operations”. (Also, see Item 3, “Legal Proceedings”, “TinBu Complaint”.)

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

Plans for Recommencement of Company Operations

As noted above, since the 2022 Operational Cessation, the Company has had minimal day-to-day U.S. operations and has primarily focused on restarting certain of its core businesses. The Company has developed a phased plan to recommence its operations.

Phase 1 - Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform by the summer of 2025. As of the date of this Report, the Company expects that it will initially relaunch its B2C Platform on a limited geographic basis in both the US and Internationally for a period of time before rolling it out to multiple jurisdictions. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.” The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns for both lottery and sweepstakes sales geared towards encouraging prior customers to return to the Platform and to acquire new customers. The Company had a limited relaunch of its sweepstakes business in April 2024. Currently, the Company is operating sweepstakes in a limited number of US jurisdictions and anticipates domestic and international operations by the end of Q2 2025.

The Company acquired Spektrum LTD in March of 2025. This acquisition provided the Company with ownership of platform that is designed to run in dozens of international jurisdictions. The Company is in final phases of procuring the appropriate licensing and business services to launch in multiple African and Asian jurisdictions. The launch date is scheduled for Q2 2025.

Phase 2 - Restore Other Business Lines and Projects. Assuming the success of Phase 1, the Company expects to restore other products it previously offered, such as supplying lottery tickets to consumers in approved domestic jurisdictions, partnering with licensed providers in international jurisdictions, monetizing Sports.com and reviving other products and services that were under development when the Operational Cessation occurred.

As of the date of this Report, the current estimated cash balance of the Company and subsidiaries is approximately $36,799. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to resume core operations.

Our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Report, we are in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”) Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls and plans to continue improving its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

Even if the Company’s three phase plan to restart its operations is successful, there can be no assurance that the Company will be able to maintain compliance with Nasdaq’s applicable Listing Rules. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise additional capital needed to fund its operations or trigger defaults and penalties under outstanding agreements or securities of the Company.

There can be no assurance that we will have sufficient capital to support our operations and pay expenses, repay our debt, or that additional funds will be available on favorable terms, if at all. Future financing options available to the Company include equity financings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. Equity financings may include sales of common stock. Such financing may not be available on terms favorable to the Company or at all. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders and may cause significant dilution to existing stockholders. There can be no assurance that the Company will continue to be successful in obtaining sufficient funding on terms acceptable to the Company, if at all, which would have a material adverse effect on its business, financial condition and results of operations, and it could ultimately be forced to discontinue its operations and liquidate. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time which is defined as within one year after the date that its current financial statements are issued. The accompanying financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. For more information, see the risk factors in Item 1A of this Report under the heading “Risks Relating to the Internal Investigation, Restatement of our Consolidated Financial Statements, Our Ability to Continue as a Going Concern, Our Internal Controls and Related Matters.”

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

While raising revenues for the particular country, state, or authorizing jurisdiction, lottery and gaming laws are generally based upon declarations of public policy designed to protect consumers from fraud and other misdeeds. To protect consumers, stringent laws and regulations have been established per jurisdiction to ensure that participants in the industry meet certain standards which may require participants to:

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

State and federal laws in the U.S. govern and, in some cases, limit our business practices. For example, the Interstate Wagering Amendment to 18 U.S.C. § 1301 limits our ability to purchase lottery games for a user located in one state from a lottery authority located in another state, except under certain limited circumstances, such as where the lottery authorities in the respective states allow such sales. Therefore, when such offerings are operational, for our users located within the U.S., we only purchase lottery games for users who at the time are physically situated within the U.S. state or jurisdiction where the lottery game they are purchasing is being conducted, unless an exception were to be authorized by the applicable lottery authorities. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - If the Interstate Wagering Amendment is interpreted or applied to prohibit transmissions to foreign jurisdictions, it could have a negative impact on our business, financial condition, and results of operations.”

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

Because we do business multinationally, our operations are subject to U.S. and foreign anti-corruption laws and regulations such as the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010 and other anti-corruption laws that may apply where we operate. As we enter new foreign markets, we are likely to become subject to additional laws and regulations and restrictions, which increases the risk that we or one of our subsidiaries will inadvertently violate one of such laws or regulations.

Governance Changes

All members of the Board and all principal executive officers who served in such positions at the time of the 2022 Operational Cessation have resigned from such positions and are no longer serving in any capacity with the Company or its subsidiaries. Matthew McGahan is now the sole director of Global Gaming and Gregory Potts was appointed to the boards of Juega Lotto and Aganar. Corporate governance for Tinbu, LLC remains the same with AutoLotto, Inc. being the sole managing member of the LLC.

Employees

As of the date of this Report, the Company has six employees and nine key contractors who remain active in the efforts to restore the Company’s U.S. operations. Additionally, the Company has six employees to support international operations.

Intellectual Property

We rely on a combination of trademark, copyright, and trade secret protection laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our intellectual property and our brand.

We have been using the LOTTERY.COM trademark since 2017; in February 2022, the LOTTERY.COM logo was registered on the Supplemental Register of the U.S. Patent and Trademark Office. As of December 31, 2024, the registrations of our LOTTERY.COM word mark was pending with the U.S. Patent and Trademark Office. We are also using or have common-law trademark rights in the trademarks AUTOLOTTO, SPORTS.COM, and “TAP, TAP, TICKET.” We will continue to evaluate the filing of trademark applications in the U.S. and select foreign markets, as appropriate.

While we did not have any patent applications or own any issued patents as of December 31, 2024, we will continue to evaluate our technology to determine whether it is appropriate to file patent applications in the U.S. or internationally.

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

Risks Relating to the Restatements of our Consolidated Financial Statements, Our Ability to Continue as a Going Concern, Our Internal Controls and Related Matters

The findings of the previously disclosed Internal Investigation and other matters have exposed us to a number of legal proceedings, investigations and inquiries, resulted in significant legal and other expenses, required significant time and attention from our senior management, among other adverse impacts.

As disclosed in the Company’s Reports on Form 8-K, initially filed with the SEC on July 6, 2022 and July 22, 2022, the Board retained outside counsel to conduct an Internal Investigation that revealed past instances of non-compliance with state and federal laws concerning the state in which tickets are procured as well as order fulfillment, and issues pertaining to the Company’s internal accounting controls.

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

The aforementioned issues have had and could continue to have material adverse impacts on the Company. The Company and certain of our former officers are the subject of a number of legal proceedings, investigations and inquiries with respect to cited issues and have been named as a defendant in a number of lawsuits, including class action lawsuits. The Company incurred significant costs in connection with its internal investigations, including legal expenses and costs associated with the restatement and adjustments to its financial statements. We may also incur material costs associated with our indemnification arrangements with our current and former directors and certain of our officers, as well as other indemnitees. Moreover, an unfavorable outcome in any of these matters could result in significant damages, additional penalties or other remedies imposed against the Company, or the Company’s former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows. In addition, an unfavorable outcome in any of these matters could exceed coverage provided, if any, under potentially applicable insurance policies, which is limited. For example, we currently do not have an effective director and officer liability insurance policy in place for our current officers and directors and may not have the financial resources or otherwise be able to obtain a director and officer liability insurance at reasonable cost or terms in the future. These issues have also led to material adverse impacts on our operations, our reputation and our relationships with business partners, as well as material adverse impacts on our financial position, including incurred costs and expenses and our ability to raise new capital in the future.

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

The Company and certain of our former officers are currently the subject of investigations and inquiries by the SEC and the U.S. Department of Justice (the “DOJ”). The Company is cooperating fully with such investigations and inquiries. In the future, we or our officers and directors may become the subject of legal proceedings, investigations, and inquiries by governmental agencies in various jurisdictions relating to the findings of Internal Investigation and other matters.

These investigations and inquiries and any other similar or related future legal proceedings, investigations or inquiries are subject to inherent uncertainties, and the actual costs to be incurred relating to these matters depend upon many unknown factors. We are unable to predict the outcome of any of these legal proceedings, investigations, and inquiries, and we could be forced to expend significant resources in the defense of one or more of these actions. There is also the risk that we may not prevail in any proceeding involving us. Cooperating with, as well as monitoring and defending against, any of these actions is time-consuming for management and detracts from their ability to fully focus our internal resources pertaining to our business operations. In addition, we have already incurred and may continue to incur substantial legal fees and costs as well as internal administrative time, in connection with such matters. We are also generally obligated, to the extent permitted by law, when applicable, to indemnify our current and former directors and officers who may be named in these or similar actions; moreover, we do not currently have an effective director and officer liability insurance policy in place for our current officers and directors. We are not currently able to estimate the possible cost to us from these matters, as we cannot be certain how long they may take to resolve or the possible amount of any civil penalties or damages, if any, that we may be required to pay. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. Decisions adverse to our interests in these actions could result in damages, fines, penalties, consent orders or other sanctions against the Company or our officers, or in changes to our business practices, among others, any of which could have a material adverse effect on our cash flow, results of operations and financial position.

Furthermore, publicity surrounding any such proceeding, investigation or inquiry or any enforcement action as a result thereof, even if ultimately resolved favorably for us, coupled with the intensified public scrutiny of our Company and certain of its practices, could result in additional investigations and legal proceedings. As a result, such proceedings, investigations and inquiries could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could cause our securities to decline in value or become worthless.

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

In July 2022, the Company furloughed the majority of its U.S. employees and suspended U.S. lottery game sales operations after determining that it did not have sufficient financial resources to fund these operations or pay certain existing obligations, including U.S. payroll and related obligations. As a result, the Company may not be able to continue as a going concern in the U.S.

In July 2022, the Company furloughed the majority of our employees and ceased its operations after determining that it did not have sufficient financial resources to fund our operations or pay certain existing obligations, including payroll and related obligations. As of December 31, 2024, the Company owed approximately $3.94 million in outstanding U.S. payroll obligations, which amount remains unpaid. Since our U. S. business is largely dependent on the efforts and talents of our employees and contractors, particularly those who are our developers and engineers, and the provision of ongoing services to customers by our employees and contractors, the loss of these employees and contractors has and may continue to result in the inability of the Company to operate its business and technology, meet its obligations to customers, maintain key customer relationships and revenue, and fulfill its contractual obligations.

In order for the Company to fully restart its U. S. operations, it must raise sufficient capital to re-hire or hire additional employees. Qualified employees may not be available for hire, or may require salaries or benefits in excess of what we paid persons in similar positions previously, due to among other things, inflation and other economic factors, the need to hire such persons away from their current jobs and the negative impact that the furlough has had on our reputation.

If we are not able to restart our operations, hire new employees and engage new contractors, and obtain funding sufficient to support and restart our operations, we may be forced to permanently cease our operations, sell off our assets and operations, or seek bankruptcy protection or a corporate reorganization, which could cause the value of our securities to become worthless, or at best, become devalued in the marketplace

These conditions, along with our current lack of material revenue producing activities, and significant debt, raise substantial doubt about our ability to continue as a going concern during the next 12 months. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. The financial statements included herein also include a going concern footnote.

We need additional capital to, among other things, support and restart our U.S. operations, re-hire or hire employees and engage contractors and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

We need to raise capital to, among other things, support and restart our U.S. operations, re-hire or hire employees, engage contractors and pay our expenses. The most likely source of future funds presently available to us will be through future borrowings under one or more loan agreements or through the sale of equity or debt. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings, similar to the UCIL Loan Agreement, may impose restrictions on the manner in which we conduct our business, including our ability to pay dividends. Additionally, lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. Obtaining additional financing involves certain risks, including:

●	additional equity or debt financing may not be available to us on satisfactory terms, if at all;

●	if we raise additional funds by issuing equity, equity-linked securities or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution;

●	loans or other debt instruments may have terms or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our Board;

●	we may not have sufficient funds to repay our debt, which could lead us to default on our obligations; and

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing.

If funds advanced under our current loan agreements are inadequate to meet our needs, or we are unable to raise additional funds, we may not be able to raise enough capital to recommence our operations and operate our business. Consequently, we may be forced to curtail or even abandon our plan to recommence our operations and we may need to permanently cease our operations.

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

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we and our independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting as of December 31, 2021. Such material weaknesses have not been fully remediated as of December 31, 2024. As defined in the standards established by the U.S. Public Company Accounting Oversight Board, or PCAOB, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Past material weaknesses identified include:

●	Lack of sufficient number of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions;

●	The fact that our policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively;

●	Deficiencies in the design and operations of the procedures relating to the timely closing of financial books at quarter and fiscal year end; and

●	Incomplete segregation of duties in certain types of transactions and processes.

As a result of the material weaknesses, management has concluded that our internal control over financial reporting remained ineffective as December 31, 2024.

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

Further, there can be no guarantee that the Company’s internal investigations and subsequent inquiries revealed all instances of inaccurate disclosure or other deficiencies, or that other existing or past inaccuracies or deficiencies will not be revealed in the future. Our failure to correct these deficiencies or our failure to discover and address any other deficiencies could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares of common stock and warrants, may be materially adversely affected.

In addition, these deficiencies could cause investors to lose confidence in our reported financial information, limiting our access to capital markets, adversely affecting our operating results and leading to declines in the trading price of our shares of common stock and warrants. Additionally, ineffective internal controls could expose us to increased risks of fraud or misappropriation of corporate assets and subject us to further litigation or regulatory investigations and civil or criminal sanctions. We could also be required to further restate our historical financial statements.

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

In cases where we delay our filings, investors will need to evaluate certain decisions with respect to our shares of common stock and warrants in light of our lack of current financial information. Accordingly, any investment in our shares or warrants may involve a greater degree of risk than other companies who are current on their public filings. Our lack of current public information may have an adverse impact on investor confidence, which could lead to a reduction in our stock price or restrictions on our abilities to obtain financing in the public market, among others.

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

In addition, the specific industries in which we have historically operated are characterized by dynamic consumer demand and technological advances, and there is intense competition amongst providers to the lottery, online gaming, sports betting, and promotions industries. Specifically, a number of established, well-financed third-party lottery application companies, online gaming providers, sports betting, and interactive entertainment companies have competed with our offerings, and other well-capitalized companies may introduce competitive services that achieve greater market acceptance. Such competitors may spend more money and time on developing and testing products, services, and systems, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies, or otherwise develop more commercially successful products, services, or systems than we are able, which could negatively impact our business. Furthermore, new competitors may enter the mobile lottery industry, and government lottery operators may introduce forms of online lottery gaming that compete with our services. There has also been, and continues to be, considerable consolidation among competitors in the entertainment, gaming, and lottery industries, and such consolidation, and future consolidation, could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings, and broaden their geographic scope of operations. If we are not able to achieve sufficient market share, if our offerings are not popular, or if we are not able to provide competitive products, our business, financial condition, and results of operations could be harmed.

Economic downturns, inflation, and political and market conditions beyond our control could adversely affect our business, financial condition, and results of operations.

Our financial performance is subject to U.S. and global economic conditions and their impact on levels of spending by potential users and customers of our Platform and acquirers of our Data Service. Economic recessions, or other economic conditions such as rising inflation and interest rates, have had, and may continue to have, far reaching adverse consequences across many industries, including the global entertainment, lottery, sweepstakes and promotions, and gaming industries, which may adversely affect our business, financial condition, and results of operations. There may be an increasing risk of a recession or inflationary economic impacts due to international trade and monetary policy, variations in interest rates and inflation, and acts or threats of acts of war, along with other economic challenges. If the national and international economic recovery slows or stalls, these economies experience another recession, or any of the relevant regional or local economies suffers a downturn, or if inflationary effects accelerate, we may experience a material adverse effect on our business, financial condition, or results of operations.

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

The global video streaming market is expected to experience a compound annual growth rate of 17.8% over the next eight years, reaching a value of $2.4 trillion by 2032. With more than 200 global streaming services, consumers are presented with a wide array of choices where to spend their discretionary entertainment dollars. Since 2022, 25% of streaming subscribers have cancelled three or more services. Additionally, 21% of subscribers indicated they intended to cancel at least one additional service in 2024. This trend may negatively impact our ability to attract new customers or may increase the costs of both customer acquisition and retention.

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, and results of operations.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including lottery play, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices and inflation, or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as purchasing lottery games through remote channels. Several factors relating to this economic downturn, including reductions in discretionary income due to changes in employment conditions, as well as customer preferences regarding discretionary spending habits, have caused and will likely continue to cause a reduction in consumer spending. As a result, fewer individuals may engage in gaming and lottery activities. The effect of a decrease in consumer spending on entertainment and leisure activities due to unfavorable market conditions could reduce the Company’s cash flows and revenues and therefore have a material and adverse impact on our results of operations. As a result, we cannot ensure that demand for our offerings will remain constant or achieve our anticipated growth.

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

Prior to the U.S. 2022 Operational Cessation, Internet search engines drove traffic to our U.S. B2C Platform and our user growth could decline and our business, financial condition, and results of operations would be adversely affected if we fail to appear prominently in search results when we recommence U.S. operations.

Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google and Yahoo!. The number of users we attract to our B2C Platform from search engines is due, in large part, to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our web-based properties may not be prominent enough to drive traffic, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective players. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our B2C Platform could adversely affect our business, financial condition and results of operations and could cause the value of our securities to decline or become worthless.

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

We have a history of incurring net losses and have suspended significantly our U.S. operations since July 2022, the Operational Cessation. We may not be able to achieve or maintain a needed level of profitability in the future. On a fully consolidated basis we experienced net losses of approximately $23.9 million for the year ended December 31, 2024, and approximately $60.0 million and $25.6 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $258.9 million. While we have received some limited revenue since the U.S. 2022 Operational Cessation, we cannot predict when or whether we will be able to fully restart our operations or whether or not we will be able to reach profitability at any time in the future.

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

Our future business and financial success will depend on our ability to anticipate the needs of potential users and customers, to achieve and maintain broad market acceptance for our existing and future products, services, and systems, to successfully introduce new and upgraded products, services, and systems, and to successfully implement our current and future geographic expansion plans. To be successful, we must be able to quickly adapt to changes in technology, industry standards, and regulatory requirements by continually enhancing our technology, services, and solutions. Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes burdens on our internal teams, including management, compliance, and product development. These processes are costly, and our efforts to develop, integrate, and enhance our products, services, and systems may not be successful. In addition, successfully launching a new or upgraded product or expanding into a new jurisdiction will put additional strains on our financial, technology and marketing resources. Expanding into new markets and investing resources towards increasing the depth of our coverage within existing markets will impose additional burdens on our research, systems development, sales, marketing, and general managerial resources. If we are unable to manage our expansion efforts effectively, obtain greater market share or obtain widespread adoption of new or upgraded products, services, and systems, we may not be able to offset the expenses associated with the launch and marketing of the new or upgraded products, services, and systems, which could have a material adverse effect on our financial results. If we introduce new or expand existing offerings for our business, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets will place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all.

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

Although lottery games are offered on a year-round basis, there is seasonality in lottery game purchasing that may impact our operations and operations of our customers. The broad geographical mix of our user and customer base also impacts the effect of seasonality, as users and customers in different territories typically place differing importance on different lottery games and those games often have different calendars. For example, some multi-state games can have occasional increasingly high jackpot opportunities, which increase user attention and ticket purchases, which further increases the jackpot. Such events may cause increases in our revenues. By contrast, low jackpot lottery games or periods in which there is little promotional activity connected to lottery games in general may negatively impact the purchase of lottery games. Such fluctuations and uncertainties may negatively impact our cash flows.

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

Additionally, the reputational impact of our Board and management changes, the Operational Cessation and the events contributing thereto have not been quantified. It may require significant investment to restore the value in our brand, and the value of our brand may never return to prior levels or may be permanently reduced as a result of previous events.

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

We operate in a public-facing industry where negative publicity, whether justified, can spread rapidly through, among other things, social media. To the extent that we are unable to respond timely and appropriately to negative publicity, our reputation and brand could be harmed. Moreover, even if we are able to respond in a timely and appropriate manner, we cannot be certain that it will be timely or sufficient to not cause us to suffer reputational and brand damage, which could affect our revenue, business, results of operations, and financial condition.

Our marketing efforts to help grow our business may not be effective.

Promoting awareness of our Platform is important to our ability to grow our business and to attract new users and customers in the future, which can be costly. We believe that much of the growth in the number of users of our U.S.-based B2C Platform prior to the 2022 Operational Cessation was attributable to our paid marketing initiatives. Our future marketing efforts may include a combination of bonus offerings, affiliate marketing programs, social media engagement, radio, video, podcasts, search engine optimization, and keyword search campaigns. Our marketing initiatives may become increasingly expensive and generating a meaningful return on these initiatives may become difficult. Even if we successfully increase revenue as a result of these marketing efforts, it may not offset the additional marketing expenses we incur. If our marketing efforts intended to help grow our business are not effective, we expect that our business, financial condition, and results of operations would be adversely affected.

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

If our user and customer base and engagement grow, and the amount and types of offerings we provide grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to satisfy our users’ and customers’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user or customer experience or increase our costs. As such, we could fail to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies, or other catastrophic events.

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

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers, breached due to employee or contractor error, malfeasance, or other cybersecurity risks or disruptions. Any such breach could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, fines, and the payment of damages, restrictions on our ability to use data, disruption of our operations and the services we provide to users, damage to our reputation, and a loss of confidence in our products, services, and systems, which could adversely affect our business.

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

In addition, any party who is able to illicitly obtain access to a user’s account could access the user’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network, and information systems security and other laws and cause significant legal and financial exposure, adverse publicity, negative impact to our brand and reputation, and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless. We plan to continue to devote significant resources to protect against security breaches or we may need in the future to address problems caused by breaches, including notifying affected users in accordance with regulatory requirements and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.

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

Once we fully resume operations, we expect to make significant investments to improve the availability of our Platform and to enable rapid releases of new features and services, funding permitting. However, it may become increasingly difficult to maintain and improve the availability of our Platform, especially during peak usage times and as our Platform becomes more complex and if our user and customer traffic increase. If our Platform is unavailable when users and customers attempt to access it or it does not respond as quickly as they expect or it experiences capacity constraints due to an overwhelming number of users or customers accessing our Platform simultaneously, users or customers may seek other offerings and may not return to our Platform as often in the future, or at all. This would adversely affect our ability to attract users and customers and decrease the frequency with which they use our Platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, or develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, reputation, financial condition, and results of operations would be adversely affected.

Our Platform may be vulnerable to risks, both foreseen and unforeseen, arising from our application of distributed ledger technology.

Prior to the U.S. 2022 Operational Cessation, our Platform utilized distributed ledger technology by preserving a cryptographic ledger of the user identification, draw identification, ticket identification, and game numbers into an immutable ledger. The distributed ledger was append-only and kept a complete record of all changes to the provided data that could not be deleted, modified, or overwritten. Distributed ledger technology is a relatively new, evolving technology. Accordingly, the further development and future viability of this technology is generally undetermined with practical and ideological challenges which may affect its further development or integration into our Platform.

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

Changes in the executive branches of government in the U.S. as well as in foreign countries, may affect policies on lotteries and mobile gaming. For example, variations in the interpretation of The Federal Wire Act of 1961 (the “Wire Act”) by the Office of Legal Counsel (the “OLC”) of the Department of Justice (the “DOJ”) have had a material impact on the online gaming and lottery industry within the U.S. For more information, see “If there is a final determination on the applicability of the Wire Act to our operations and it is determined or codified that the Wire Act extends to transmission of lottery games in interstate or foreign commerce, certain of our operations that are not currently restricted by statute or practice to a state’s territorial boundaries may be negatively impacted or eliminated, which may have a material adverse effect on our business, financial conditions, and results of operations.” We have and may from time to time in the future retain government affairs specialists in domestic and international jurisdictions to advise elected and appointed officials regarding our perspectives on legislation and regulations related to lottery and other aspects of our business, to monitor such legislation and regulations, and to otherwise provide us with advice regarding our relations with such officials. Such efforts, however, may not be successful in whole or in part and changes in such laws or policies could have a material adverse effect on us or our results of operations, cash flow, or financial condition.

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

Many of the U.S. jurisdictions in which we have historically done business or anticipate doing business in the future require that lottery game tickets be sold only by licensed retailers and prohibit sale or resale of lottery tickets at prices in excess of the purchase price designated by the applicable regulatory authority. Because lottery tickets are typically considered bearer instruments, we can purchase tickets on behalf of our users and customers and charge certain service fees within the limits of the applicable laws in each U.S. jurisdiction. In most cases, with Virginia being a notable exception, the laws do not specifically prohibit users from engaging our services to purchase lottery tickets on their behalf. However, certain types of fees are prohibited in certain jurisdictions. For example, Pennsylvania prohibits “any fee associated with the acquisition or transportation of lottery tickets or shares” and Illinois law prohibits service charges, handling fees or other costs added to the established price of a ticket. In those states and other states with similar prohibitions, we need to structure our business model to comply with the relevant laws while still endeavoring to operate profitably.

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

We may determine or be required to secure licenses from regulatory authorities with jurisdiction over lottery operations in new markets in which we contemplate expansion. Such licensure may impose additional obligations on us and our operations, which may include continuous disclosure to and an investigation by the applicable regulatory authority into the financial stability, integrity and business experience of the Company, its affiliates, and their respective significant stockholders, directors, officers, and key employees. In markets in which we have not previously operated or in newly regulated markets, licensing regimes may impose licensing requirements or conditions with which we have not previously been required to comply, which may include locating technical infrastructure within the relevant territory, establishing real-time data interfaces with the regulatory authority, implementing consumer protection, responsible gaming and privacy measures, or additional approvals or certifications of our technology, all of which may present operational challenges and material costs, and any of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.

(a) To the extent that any stockholder, director, officer or key employee is required to submit to required background checks and provide disclosure and fails to do so, or the Company fail to do so to the satisfaction of the relevant regulatory authority, such failure may jeopardize the grant of a license, provide grounds for termination of an existing license, or result in the imposition of penalties. Generally, any person or entity that fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised by a competent authority that they are required to do so may be denied a license or found unsuitable, as applicable, which may result in our being required to sever our relationship with such person or entity. Further, we may be subject to disciplinary action or suffer revocation of licensure if, following notification that a person or entity is disqualified or unsuitable, we: pay them any dividend or interest upon our shares; (b) allow them to exercise, directly or indirectly, any voting right conferred through the shares they hold; (c) pay them remuneration in any form for services rendered or otherwise; or (d) if required, fail to pursue all lawful efforts to terminate their association with the Company or require them to relinquish their shares.

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

We cannot ensure that our activities will remain in compliance or that we will continue to receive all licenses for which we apply. The failure to receive a license, could have a material adverse effect on us or on our business, financial condition, or results of operations.

Gaming and lottery authorities may revoke or suspend licenses, levy fines against us, or seize certain of our assets if we violate gaming regulations. We cannot ensure that we will be able to obtain the necessary licenses or approvals or that the licensing process will not result in delays or adversely affect our operations. Disciplinary action against a license holder in one jurisdiction could lead regulators in other jurisdictions to pursue similar action.

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

We plan to continually develop internal compliance programs and requirements in an effort to ensure that we comply with legal requirements imposed in connection with our activities and generally applicable to all publicly traded companies, however, we cannot ensure that they will prevent the violation of one or more laws in any jurisdiction in which we conduct business, which may have an adverse impact on our business, financial condition, and results of operations.

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

While we are confident that we will face additional regulatory requirements as we expand, we cannot predict the effect of future regulatory requirements to which our operations might be subject or the manner in which such requirements might be enforced. The compliance policies and procedures we implement may not always be followed at all times by directors, management, employees, agents, partners and other related parties, whether through neglect or intention. Our policies and procedures have not and may not effectively detect and prevent violations of applicable laws by one or more of our directors, management, employees, agents, partners, customers, affiliates, or other related or third parties. As a result, we or our directors, management, employees, agents, partners, customers, affiliates, or other related or third parties could be subject to investigations, criminal and civil penalties, sanctions or other enforcement measures that in turn could have a material adverse effect on our results of operations, cash flow, or financial condition.

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

Except for those employed in our foreign subsidiaries (e.g. Aganar and JuegaLotto), we currently have nine employees who manage and operate our business, including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, other employees as well as thirteen key outside contractors. While we have experienced significant turnover of our executive officers in past years, we expect that the leadership of our current key executives and employees will be a critical element of our success in the future. The departure, death or disability of any one of our executive officers or employees or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business.

In addition, our failure to re-hire, or hire new employees in the future may limit our ability to restart our business operations and generate revenue. We believe our success and our ability to compete and grow following the U.S. 2022 Operational Cessation will depend in large part on the efforts and talents of our current and future employees and on our ability to retain highly skilled personnel. The competition for these types of personnel is intense and we compete with other potential employers for the services of appropriately skilled employees. As a result, we may not succeed in hiring and retaining the executives and other key employees that we need. Employees, particularly highly skilled developers and engineers are in high demand, and we will need to devote significant resources to identifying, hiring, training, successfully integrating and retaining such employees, including significant financial resources, which we may not have when needed. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future. In addition, the loss of future employees or the inability to hire skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

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

When operational, we rely on a limited number of third-party payment processors to process payments and withdrawals made by our users. If any of our third-party payment processors terminates its relationship with us or refuses to renew their agreements with us on commercially reasonable terms, we would need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept payments or other payment transactions or make timely payments to our users, any of which could make our technology less trustworthy and convenient and adversely affect our ability to attract and retain our users.

Nearly all of our payments have been made by credit card, debit card, automated clearing house transactions, or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our users and customers, including with respect to money laundering, money transfers, privacy, and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our users and customers. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.

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

We have international operations, including in Mexico as a result of the closing of our acquisition in June 2021 of Global Gaming Enterprises, Inc., which is a majority stockholder of Electronicos y de Comunicacion, S.A.P.I de C.V. and JuegaLotto, S.A. de C.V. The Company has recently launched additional international operations Sports.com Media Group Ltd. and Lottery.com International Ltd. Accordingly, our business is subject to risks resulting from differing legal and regulatory requirements, political, social and economic conditions, and unforeseeable developments in a variety of jurisdictions. Our international operations are subject to the following risks, among others:

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

As a result of the intended growth of the international scope of our operations and our corporate and financing structure, we may become subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation of these laws or regulations in any applicable jurisdiction, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, changes in or to the interpretation of the tax laws or tax treaties of the countries in which we operate may adversely affect the manner in which we have structured our business operations and legal entity structure to efficiently realize income or capital gains and mitigate withholding taxes and may also subject us to tax and return filing obligations in such countries that do not currently apply to us. Such changes may increase our tax burden or may cause us to incur additional costs and expenses in compliance with such changes. In addition, the tax authorities in any applicable jurisdiction may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions, including the tax treatment or characterization of our indebtedness. If any applicable tax authorities were to successfully challenge the tax treatment or characterization of any of our transactions, it could result in the disallowance of deductions, the imposition of withholding taxes, the reallocation of income or other consequences that could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, we had one trademark, “Lottery.com”, registered with the U.S. Patent and Trademark Office. As of December 31, 2024, the registrations of our LOTTERY.COM word marks was pending with the U.S. Patent and Trademark Office. In March 2023, the U.S. Patent and Trademark Office denied the registration of the SPORTS.COM word mark and the appeal period has expired. We are also using or have common-law trademark rights in the trademarks AUTOLOTTO, SPORTS.COM, and “TAP, TAP, TICKET.”

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

More details are available in Item 3. Legal Proceedings

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

As a result of being a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”), including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly as compared to when we were a private company. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with all these requirements, including Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” To meet these various requirements, we have and will continue to need to hire additional legal, accounting and financial staff or contractors, all with appropriate public company experience. Internally, we must continue to increase our technical accounting knowledge as well as maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating to Our Charter Documents and Delaware Law

Our Charter includes certain redemption rights which may negatively affect the value our common stock and other securities or result in the redemption of shares of common stock or other securities held by certain holders.

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

Our Charter and our amended and restated bylaws (the “Bylaws”) provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the Delaware General Corporation Law (the “DGCL”), our Charter, Bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

●	To the fullest extent permitted under the DGCL, our directors will not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director.

●	We will indemnify our directors and officers for serving us in those capacities or for serving other business entities at our request, to the fullest extent permitted by the DGCL. The DGCL provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

●	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law and such person was made a party to an action, suit or proceeding, by reason of the fact that he or she is or was an employee or agent of the Company.

●	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

●	We will not be obligated pursuant to the indemnification agreements entered into with our directors and executive officers to indemnify a person with respect to proceedings initiated by that person, except with respect to proceedings to enforce an indemnitee right to indemnification or advancement of expenses, proceedings authorized by our board of directors and if offered by us in our sole discretion.

●	The rights conferred in our Charter are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

●	We may not retroactively amend our Charter or indemnification agreement provisions to reduce our indemnification obligations to directors, officers, employees and agents.

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

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. The Company is subject to anti-takeover provisions under Delaware law which could delay or prevent a change of control. These provisions are intended to avoid costly takeover battles, reduce our vulnerability to a hostile change of control and enhance the ability of our Board to maximize stockholder value in connection with any unsolicited offer to acquire us. However, these provisions may make more difficult the removal of management, may have an anti-takeover effect and may delay, deter or prevent a merger or acquisition of us by means of a tender offer, a proxy contest or other takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the prevailing market price for our securities. These provisions provide for, among other things:

●	authorized but unissued shares of common stock and preferred stock, which may be used for a variety of corporate finance transactions, acquisitions and employee benefit plans and the existence of which could make more difficult or discourage an attempt to obtain control of the Company by means of a proxy contest, tender offer, merger or otherwise (the DGCL does not require stockholder approval for any issuance of authorized shares);

●	stockholder action may not be by written consent (the DGCL provides that unless otherwise provided in the charter, any action of a meeting of stockholders may be taken without a meeting and prior notice by signed written consent of stockholders having the minimum number of votes that would be necessary to take such action at a meeting at which all shares entitled to vote thereon were present and voted);

●	amendment of certain provisions of the organizational documents only by the affirmative vote of at least 66 2/3% of the voting power of the outstanding capital stock (the DGCL provides generally that the affirmative vote of a majority of the outstanding shares entitled to vote thereon, voting together as a single class, is required to amend a corporation’s certificate of incorporation, unless the certificate of incorporation requires a greater percentage);

●	provisions providing for a board of directors with staggered terms and detailing that the number of directors may be fixed and modified only by our Board;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at annual meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Lottery.com; and

●	the ability of our Board to issue one or more series of preferred stock.

●	providing that directors may be removed only for cause and then only by a two-thirds vote of the holders of a majority of the voting power of the outstanding shares then entitled to vote in an election of directors, voting together as a single class;

●	providing that vacancies on our Board, including newly created directorships, may be filled only by a majority vote of directors then in office; and

●	prohibiting stockholders from calling special meetings of stockholders.

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

On September 11, 2024, the Staff notified the Company that the bid price of its common stock had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Nasdaq Listing Rule 5550(a)(1). Therefore, in accordance with e Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days to regain compliance with such rule.

As reported on form 8-K filed on November 1, 2024, on October 28, 2024, the Company received a letter from Nasdaq stating that based upon its review of the Company’s Market Value of Publicly Held Shares (“MVPHS”) for the last 30 consecutive business days, the Company no longer met the minimum requirement of $5,000,000 in MVPHS set forth in Nasdaq Listing Rule 5450(b)(1)(C). However, under the Listing Rules, the Company was provided a 180-calendar day grace period to regain compliance.

If at any time during the compliance period the Company’s MVPHS closed at $5,000,000 or more for a minimum of ten consecutive business days, Nasdaq would provide written confirmation of compliance and the matter would be closed. The Company met this requirement, notified Nasdaq and on March 6, 2025 received written notification from Nasdaq confirming that the Company has regained compliance with Nasdaq Listing Rule 5450(b)(1)(C) and the matter is now closed. The notification also stated that the Company had regained compliance with Nasdaq Listing Rule 5550(a)(1) and that matter was also closed.

Furthermore, the requirement that we maintain a majority of independent directors and at least three members on our audit committee are Nasdaq requirements that we currently meet but have not met from time to time.

If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy and sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise capital or trigger defaults and penalties under its outstanding agreements or securities. Further, even if we regain compliance with Nasdaq listing requirements, there is no guarantee that we will be able to maintain our listing for any period of time.

Delisting from Nasdaq could also result in negative publicity. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock or warrants and the ability of our stockholders to sell our common stock or warrants in the secondary market. If our common stock or warrants are delisted by Nasdaq, our common stock or warrants may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock or warrants. In the event our common stock or warrants are delisted from The Nasdaq Global Market, we may not be able to list our common stock or warrants on another national securities exchange or obtain quotation on an over-the counter quotation system.

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

In addition, the stock markets historically have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many publicly held companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common stock and warrants, regardless of a company’s actual operating performance. In addition, in the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If the Company faces such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm its business, results of operations, cash flow, or financial condition.

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

Pursuant to the Woodford Amended and Restated Loan Agreement, Woodford agreed to fund up to $52.5 million, subject to certain conditions and requirements, of which, per our books and records, $798,351 was received by us through December 31, 2024.

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

The UCIL loan agreement provides for a credit facility (the “Credit Facility”) consisting of (a) funding in the principal amount of up to $1,000,000 to be paid in tranches over time and as requested by the Company (the “Initial Loan”), wherein in return for the Initial Loan the Company shall issue to UCIL a number of warrants (the “Warrants”) to purchase shares of the Company’s common stock (“common stock”) in an amount representing at least 4.5% but not exceeding 15% of the Company’s issued and outstanding common stock on the date of such issuance; and (b) an additional credit facility, at the Company’s written request and at UCIL’s sole discretion for an amount up to a total of $49,000,000 in additional financing (the “Accordion”) in subsequent funding tranches. The interest rate on the Initial Loan and the Accordion is 10% per annum. The Credit Facility provides that UCIL may elect, in its sole discretion, to convert an amount of the Initial Loan and the Accordion, together with accrued interest, into shares of common stock at a conversion price calculated in accordance with the terms of the Loan Agreement. In addition, the Credit Facility includes certain customary representations, warranties and events of default subject to customary notice and cure rights. As reported on form 8-K filed with the SEC on February 22, 2024, on February 16, 2024, the Company and UCIL entered into an “Amendment and Restatement Agreement No. 2” to the UCIL Loan Agreement to increase the amount of the UCIL Credit Facility from $49,000,0000 to $149,000,000 (the “UCIL Amendment”).

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

If neither Woodford nor UCIL, nor any other potential lenders or investors (including those placed through Univest) are able or willing over time to advance us amounts owed under either of their amended and restated loan agreements or we are unable to raise additional funds from other third parties, we may not be able to raise enough capital to recommence our operations and run our business. Consequently, we may be forced to curtail or even abandon our plan to recommence our operations, and we may need to permanently cease our operations.

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

Although, the amounts borrowed pursuant to the terms of the Woodford Loan Agreement are secured by substantially all of the present and subsequently acquired assets of the Company and its subsidiaries, the validity and application of the Woodford Loan Agreement Amendment is disputed by the Company. Under the Agreement, Woodford as a creditor, in the event of the occurrence of a default might have been able to enforce security interests over our assets or our subsidiaries which secure obligations, take control of such assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to, any investment in our common stock) could become worthless. The validity and application of the Woodford Loan Agreement Amendment is disputed by the Company.

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

As of December 31, 2024, per the Company’s books and records, we had borrowed $798,351 under the Loan Agreement to Woodford and $14,783 from UCIL [after conversion of $682,859 from convertible debt to equity by UCIL in August of 2024]. Amounts borrowed can be repaid at any time without penalty and accrue interest per the terms and conditions of each loan agreement. Amounts borrowed may, at each lender’s option, be converted into shares of common stock, beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of Company common stock.

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

As of the date of this Report per our books and records, we owe approximately: $798,351 under the Amended and Restated Woodford Loan Agreement; $697,642 under the UCIL Amendment; and $1,210,000 under the Univest Placement Agent Agreement. Currently, we do not have sufficient funds to repay such amounts. A high level of indebtedness increases the risk that we may default on our debt obligations. If the amounts owed under any undisputed loan agreements are not converted into common stock pursuant to the terms and conditions, we may not be able to pay the principal or interest on the loan, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we do not have sufficient funds and are otherwise unable to arrange financing or raise additional funds, we may have to sell significant assets or have a portion of our assets foreclosed upon which could have a material adverse effect on our business, financial condition and results of operations and could cause any investment in the Company to decline in value or become worthless.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal business location is in Fort Worth, Texas. Our previous headquarters in Spicewood, Texas was subject to a written lease agreement with an unrelated third party. The lease agreement was month-to-month and could be terminated by either party upon 30-days written notice. The Company provided such written notice and terminated the month-to-month tenancy on August 31, 2024. The Company also pays rent on a retail facility in Waco, Texas in order to support the ticket processing operations of our retail partner, ALTx Management, LLC. Our employees, including our executive management team, currently perform their job responsibilities remotely.

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

Preston Million Class Action

On August 19, 2022, Preston Million filed a Class Action Complaint (the “Class Action Complaint”) against the Company and certain former officers and directors of the Company in the United States District Court for Southern District of New York (the “SDNY”), styled Preston Million, Individually and on Behalf of All Others Similarly Situated vs. Lottery.com, Inc. f/k/a Trident Acquisitions Corp., Anthony DiMatteo, Matthew Clemenson and Ryan Dickinson (Case No. 1:22-cv-07111-JLR). The Class Action Complaint alleged violations by all defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) 15 U.S.C. §§ 78j(b), 78t(a), as amended by the Private Securities Litigation Reform Act of 1995 (“PSLRA”), U.S.C. § 78u-4 et seq. (collectively “Federal Securities Laws”). On November 18, 2022, the SNDY ordered the appointment of RTD Bros, LLC, Todd Benn, Tom Benn and Tomasz Rzedian (collectively “Lottery Investor Group”) as lead plaintiff and Glancy Prongay & Murray, LLP as lead counsel for plaintiffs and for the class in the case. On December 5, 2022, the Court stipulated a Scheduling Order in the case. On January 12, 2023, the Company’s legal counsel timely filed its Notice of Appearance. On January 31, 2022, plaintiffs filed their Amended Complaint adding Kathryn Lever, Marat Rosenberg, Vadim Komissarov, Thomas Gallagher, Gennadii Butkevych, Ilya Ponomarev as additional defendants in the case. The Amended Complaint alleges, among other things, that defendants made materially false and misleading statements in violation of Section 10(b),14(a) and 20(a) of the Exchange Act and plaintiffs seek compensatory damages, reasonable costs and expenses including counsel fees and expert fees. Pursuant to the Scheduling Order, the Company filed its motion to dismiss the Amended Complaint on April 3, 2023, under the newly consolidated caption and its proposed order to dismiss the matter. Plaintiffs were expected to file their opposition to the motion to dismiss no later than May 18, 2023, which would trigger the Company’s deadline to file its reply brief in support of their motion to dismiss no later than June 20, 2023. On February 6, 2024, the SDNY granted the Company’s Motion to Dismiss. On June 12, 2024, plaintiffs amended their complaint (the “Third Amended Complaint”). On July 12, 2024, the Company filed its motion to dismiss the Third Amended Complaint (the “MTD Third Amended Complaint”). On August 8, 2024, the plaintiffs filed their response in opposition to the MTD Third Amended Complaint. The Company filed its reply on August 22, 2024 to plaintiffs response in opposition to the MTD Third Amended Complaint. On February 25, 2025, the Court granted in part and denied in part the MTD Third Amended Complaint (the “Order). As set forth in the Order, the Class Plaintiffs’ Section 10(b) claim shall proceed against Defendant Dickinson and the Company based on post−merger representations regarding Lottery’s financial performance and financial reporting. Class Plaintiffs’ and Hoffman’s Section 20(a) claim premised on Section 10(b) shall likewise proceed against Defendant Dickinson. Class Plaintiffs’ Section 14(a) claim shall proceed against the Company and Defendants DiMatteo, Clemenson and Dickinson with respect to certain legal and regulatory compliance statements in the Proxy. The remainder of Plaintiffs claims were dismissed, including all claims against Komissarov. The Court also ordered that Plaintiffs shall have leave to amend within twenty−one (21) days of this opinion and order. On March 13, 2025, the Court granted Plaintiff Hoffman’s motion for leave for additional time to amend his complaint. Accordingly, Hoffman’s’ Third Amended Complaint shall be due April 24, 2025. Defendants’ motions to dismiss shall be due June 30, 2025; Plaintiff Hoffman’s opposition brief will be due August 14, 2025; and Defendants’ reply briefs shall be due September 17, 2025.

TinBu Complaint

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “TinBu Plaintiffs”) filed its original complaint against Lottery.com, Inc. f/k/a AutoLotto, Inc. and its wholly owned subsidiary TinBu, LLC (“TinBu”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “TinBu Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. The parties agreed to extend the Company’s and its subsidiary’s deadline to respond until May 1, 2023. On May 2, 2023, the Company and its subsidiary retained local counsel who filed a Notice of Appearance on behalf of the Company and TinBu and filed a Motion for Enlargement requesting the Court to extend its deadline to file its initial response to the Complaint by an additional 30 days (the “Motion for Enlargement”). As of the date of this Report, the Motion for Enlargement has not been set for a hearing. On May 5, 2023, Plaintiffs filed their Motion for Court Default (“Plaintiffs’ Motion for Default”), despite Company’s Motion for Enlargement. As of the date of this Report, the Motion for Enlargement has not been set for a hearing. The Company intends to oppose Plaintiffs’ Motion for Default. On May 9, 2023, Plaintiffs served Plaintiffs’ First Request for Admissions (the “RFA”) to the Company. On October 13, 2023, the Court granted the Defendants’ Motion to Stay Litigation and Discovery pending a ruling on its Motion to Compel Arbitration. On November 16, 2023, the Court granted Defendants’ Motion to Compel Arbitration in Texas. The parties await a signed written order from the Court to that effect. The TinBu Plaintiffs have appealed the Court’s Order to Compel Arbitration in Texas.

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

Global Gaming Data

On November 21, 2023, the Company and its wholly owned subsidiary TinBu, LLC (“TinBu”) (Company and TinBu collectively, “Plaintiffs”) filed their First Amended Verified Complaint in Federal Court for the Middle District of Florida (“MDF”) against John J. Brier, Jr. (“Brier”), Bin Tu (“Tu”), and Global Gaming Data, LLC (“GGD”) (collectively, “Defendants”) for violations of the Federal Defend Trade Secrets Act (“DTSA”), the Florida Uniform Trade Secrets Act (“FUTSA”) and the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”), and for breaches of contract and fiduciary duties, including the duty of loyalty, styled Lottery.com, Inc. f/k/a AutoLotto, Inc. and TinBu, LLC v. John J. Brier, Jr., Bin Tu, and Global Gaming Data, LLC (Case No.: 8:23-cv-2594-KKM-TGW) Defendants filed certain counterclaims against Plaintiffs. The Company’s request for a Temporary Restraining Order was denied by the MDF in February 2024. On June 11, 2024 the MDF denied Plaintiffs’ motion to dismiss. On June 25, 2024, Plaintiffs’ filed its answer to Defendants’ counterclaim(s). On July 10, 2024, the MDF entered a case management and scheduling order with a trial setting for October 2025. On December 5, 2024, the parties participated in the court ordered mediation. The outcome of the mediation was an impasse. On February 25, 2025, Plaintiffs’ claims were dismissed without prejudice for failure to prosecute and the Defendants also moved for default judgment on their counterclaims. That portion of the Defendants’ motion was referred to the Magistrate Judge for a Report and Recommendation. On March 14, 2025, the Court entered an order denying without prejudice Defendants’ Motion for Judgment as a Matter of Law. On April 1, 2025, the Court denied as moot Defendants’ Motion for Partial Summary in the light of the Defendants’ Amended Motion for Entry of Final Judgment.

Woodford Eurasia Assets, Limited

Woodford Eurasia Assets, Limited filed a complaint in the High Court of Justice in London chancery Division. October 16, 2023, The High Court of Justice in London Chancery Division (“the Court”) dismissed an application for injunctive relief initiated by Woodford against the Company. (Case: FL-2023-000023. Woodford Eurasia Assets Limited v Lottery.com Inc.) The Court characterized Woodford’s application as “fundamentally misconceived” and ordered Woodford to pay the Company’s legal costs. Woodford subsequently, on the Judges’ recommendation, withdrew the proceedings.

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

McTurk

On June 10, 2024, the Company and Matthew McGahan (“McGahan”) (Company and McGahan collectively, “Defendants”) filed their Notice of Removal and No Answer Motion to Dismiss a state court complaint filed by Sharon A. McTurk (“McTurk”), Rutherford Enterprises, LLC (“Rutherford”), SJB Solutions, LLC (“SJB”) and Astra Supply Chain, LLC (“Astra”) McTurk, Rutherford, SJB and Astra (collectively, “Plaintiffs”) alleging fraudulent and negligent misrepresentation, aiding and abetting, and conspiracy by Defendants. On July 2, 2024, McGahan filed his Motion to Dismiss for Lack of Personal Jurisdiction and Defendants filed their Motion to Dismiss for Failure to State a Claim and Supporting Memorandum of Law (“Motions to Dismiss”). On July 19, 2024, Plaintiffs filed their response to the Motions to Dismiss. On October 29, 2024, the Court denied Defendants’ Motion to Stay Discovery Pending Resolution of Defendants’ Rule 12(b)(6) Motion to Dismiss. On February 25, 2025, the Court entered an Order granting Defendants’ Motion to Dismiss for Failure to State a Claim (the “Order”). Accordingly, Plaintiffs’ complaint was dismissed with prejudice. All pending deadlines and hearings were terminated, and any other pending motions were denied as moot. Plaintiffs filed a notice of appeal as to the Order.

Honey Tree

On September 4, 2024, Honey Tree Trading, LLC (“Honey Tree” or “Plaintiff”) filed a verified original complaint (the “Complaint”) against Lottery.com (“Lottery.com” or the “Company”) and directors Matthew Howard McGahan (“McGahan”), Christopher Gooding (“Gooding”), Paul Jordan (“Jordan”), Tamer Hassan (“Hassan”) and Warran Macal (“Macal” together with McGahan, Gooding, Jordan and Hassan, the “Individual Defendants” and, collectively Lottery.com, the “Defendants”) in Delaware Chancery Court alleging, amongst other things, breach of contract by the Company with respect to certain notes and warrants and breach of fiduciary duties by the Individual Defendants. (CA. No. 2024-0921-NAC: styled Honey Tree Trading, LLC v. Lottery.com Inc., et al.). On October 10,2024, Honey Tree amended its Complaint by filing an amended verified complaint (the “Amended Complaint”) and a motion to expedite proceedings (the “Motion”). On November 6, 2024, at a hearing on Plaintiff’s Motion (the “Hearing”) and on the issue of breach of fiduciary duties against the Individual Defendants, Honey Tree’s counsel informed the Court that, “[t]here is no question that Honey Tree is presently a shareholder and was a shareholder at the time it presented its pleading.” On November 12, 2024, Plaintiff’s counsel informed the Court that “Honey Tree did own shares prior to the filing of the Amended Complaint but sold them prior to that filing; and (ii) Honey Tree did not subsequently purchase shares of Lottery.com until November 7, 2024, the day after the [H]earing,” (Plaintiff’s Admission”). Following Plaintiff’s Admission on November 13, 2024, Plaintiff dismissed without prejudice its claims against Hassan and Macal (the “Dismissal”). The Court ordered the Dismissal on November 15, 2024. On January 13, 2025, the Company and Individual Defendants timely filed their Answer to the Second Amended Complaint, an Opposition to Motion to Expedite and a Partial Motion to Dismiss. On March 6, 2025, Plaintiff notified the Court that it withdraws its Motion to Expedite.

PR Fire Limited

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

On April 24, 2024, the Company, by and through its outside legal counsel, issued a cease-and-desist notice to certain individuals and entities in participation with a common scheme and acting in concert to financial harm to the Company by privately and publicly disseminating false and misleading statements about the Company, its current officers and directors. The Company’s outside legal counsel reported the matter to the proper authorities.

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

On September 11, 2024, the Staff notified the Company that the bid price of its common stock had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Nasdaq Listing Rule 5550(a)(1). Therefore, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days to regain compliance with such rule.

As reported on form 8-K filed on November 1, 2024, on October 28, 2024, the Company received a letter from Nasdaq stating that based upon its review of the Company’s Market Value of Publicly Held Shares (“MVPHS”) for the last 30 consecutive business days, the Company no longer met the minimum requirement of $5,000,000 in MVPHS set forth in Nasdaq Listing Rule 5450(b)(1)(C). However, under the Listing Rules, the Company was provided a 180-calendar day grace period to regain compliance.

If at any time during the compliance period the Company’s MVPHS closed at $5,000,000 or more for a minimum of ten consecutive business days, Nasdaq would provide written confirmation of compliance and the matter would be closed. The Company met this requirement, notified Nasdaq and on March 6, 2025 received written notification from Nasdaq confirming that the Company has regained compliance with Nasdaq Listing Rule 5450(b)(1)(C) and the matter is now closed. The notification also stated that the Company had regained compliance with Nasdaq Listing Rule 5550(a)(1) and that matter was also closed.

Furthermore, the requirement that we maintain a majority of independent directors and at least three members on our audit committee are Nasdaq requirements that we currently meet but have not met from time to time.

If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy and sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise capital or trigger defaults and penalties under its outstanding agreements or securities. Further, there is no guarantee that we will be able to maintain our listing for any period of time.

Delisting from Nasdaq could also result in negative publicity. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock or warrants and the ability of our stockholders to sell our common stock or warrants in the secondary market. If our common stock or warrants are delisted by Nasdaq, our common stock or warrants may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock or warrants. In the event our common stock or warrants are delisted from The Nasdaq Global Market, we may not be able to list our common stock or warrants on another national securities exchange or obtain quotation on an over-the counter quotation system.

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

Loan Agreement with Woodford Eurasia Assets, Limited

On December 7, 2022, the Company entered into a loan agreement with Woodford Eurasia Assets, Ltd. (“Woodford”), (the “Woodford Loan Agreement”) pursuant to which Woodford agreed to provide the Company with up to $52.5 million, subject to certain conditions and requirements, of which, per the Company’s books and records $798,351 was received by December 31, 2024 and is owed pursuant to the terms of the Woodford Loan Agreement. Amounts borrowed accrue interest at the rate of 12% per annum (or 22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan advance. Amounts borrowed can be repaid at any time without penalty.

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

Business Combination

On October 29, 2021, we, as AutoLotto, Inc. (“AutoLotto”), consummated the Business Combination with Trident Acquisitions Corp. (“TDAC” and after the Business Combination described herein, the “Company”), pursuant to the terms of that certain Business Combination Agreement, dated as of February 21, 2021 (the “Business Combination Agreement”), by and among TDAC, Trident Merger Sub II Corp., a wholly-owned subsidiary of TDAC (“Merger Sub”) and AutoLotto. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into AutoLotto with AutoLotto surviving the merger as a wholly owned subsidiary of TDAC, which was renamed “Lottery.com Inc.” The aggregate value of the consideration paid by TDAC to the holders of AutoLotto common stock in the Business Combination (excluding shares that may be issued to former AutoLotto stockholders (the “Sellers”) as earnout consideration) was approximately $440 million, consisting of approximately 2,000,000 shares of common stock valued at $220.00 per share. In addition, each Seller was eligible to receive its pro rata portion of 150,000 Seller Earnout Shares and each Founder Holder was eligible to receive one-third of 100,000 Founder Holders Earnout Shares, subject to adjustments in the normal course of business. Conditions for earning the Seller Earnout Shares and Founder Holders Earnout Shares were not met within the designated deadline and all potential earnout shares were forfeited.

Reverse Stock Split

On August 9, 2023, the Company amended its Charter to implement, effective at 5:30 p.m., Eastern time, a 1-for-20 Reverse Stock Split. At the effective time of the Reverse Stock Split, every 20 shares of common stock either issued and outstanding or held as treasury stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of common stock as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. In addition, as a result of the Reverse Stock Split, proportionate adjustments were made to the number of shares of common stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders on August 7, 2023 and was subsequently approved by the Board of Directors on August 7, 2023.

An adjustment was made to the Company’s warrants based on the 1-for-20 split ratio. The adjustment was made automatically. The number of shares of common stock issued subject to stock options, warrants, or convertible securities was automatically decreased by the split ratio and the exercise price or conversion ratio will automatically be proportionately increased by the same split ratio.

The effects of the Reverse Stock Split were reflected in the Quarterly Report on Form 10-Q for the period ended September 30, 2023 and in all subsequent reports for all periods presented.

International Expansion

In June 2021, we closed the acquisition of Global Gaming, which held 80% of the equity of each of Aganar and JuegaLotto. Aganar operates in the licensed Online Lottery market in Mexico and is licensed to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license. JuegaLotto is licensed by Mexico authorities to commercialize international lottery games in Mexico through an authorized gaming portal and to commercialize games of chance in other countries throughout Latin America. As of the date of this Report, according to Statista, the estimated size of the Latin American lottery market is $.68 billion with a compound annual growth rate projected at 6.05% through 2028. Furthermore, it is projected that there will be 3,000,000 online lottery players in the South American lottery market alone by 2028. Based on these projections, we believe these acquisitions will provide opportunities for growth of our international operations throughout Mexico and Latin America as we expand our portfolio of products and expose our existing products to new markets.

Operations Prior to 2022 Operational Cessation

Prior to the 2022 Operational Cessation, the Company was primarily a provider of domestic lottery products and services (subsidiary operations in Mexico, such as Aganar, and JuegaLotto and TinBu in the U.S. were unaffected by the 2022 Operational Cessation and continued operations). As an independent third-party lottery game service, we offered a platform that we developed and operated to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad (the “Platform”). Our revenue generating activities included (i) offering the Platform via our Lottery.com app and our websites to users located in the U.S. and international jurisdictions where the sale of lottery games was legal and our services were enabled for the remote purchase of legally sanctioned lottery games (our “B2C Platform”); (ii) offering an internally developed, created and operated business-to-business application programming interface (“API”) of the Platform, which enabled our commercial partners, in permitted U.S. and international jurisdictions, to purchase certain legally operated lottery games from us and to resell them to users located within their respective jurisdictions (“B2B API”); and (iii) delivering global lottery data, such as winning numbers and results, and subscriptions to data sets of our proprietary, anonymized transaction data pursuant to multi-year contracts to commercial digital subscribers (“Data Service”).

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and - importantly - to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the Operational Cessation, we generated revenue from this service fee and mark-up. Our Ticket Processing Platform resumed limited operations for the month of April 2023. As of the date of this Report, our B2C Platform is not currently available to the public. We anticipate that our B2C Platform will become available again by mid-year 2025.

The WinTogether Platform

Prior to the U.S. 2022 Operational Cessation, we operated and administered of all sweepstakes offered by WinTogether, a registered 501(c)(3) charitable organization (“WinTogether”), which was formed in April 2020 to support charitable, educational, and scientific causes. In consideration of our operation of the WinTogether platform and administration of the sweepstakes, we received a percentage of the gross donations to a campaign, from which we paid certain dividends and all administration costs.

The WinTogether platform continued operating after the 2022 Operational Cessation, until all sweepstakes campaigns were completed, and all prizes awarded. On March 29, 2023, the board of directors of WinTogether voted to suspend its relationship with the Company. The suspension of the relationship was rescinded by the WinTogether board on November 16, 2023. WinTogether is now operating under the DonateTo.Win brand.

On April 1, 2024, Lottery.com resumed its sweepstakes offerings through its partnership with the WinTogether.org foundation (DBA: DonateTo.Win). In April 2025, Sports.com sponsored a sweepstakes to support the Florida International University surrounding the Formula 1 Crypto.com Miami Grand Prix 2025.

Current Operations

Despite the 2022 Operational Cessation, the Company’s subsidiaries have continued to operate under the direction of the leadership teams that were in place prior to the Company’s acquisition of such companies. While the operational activities of these subsidiaries vary, from the 2022 Operational Cessation through the date of this Report, each of Aganar and JuegaLotto have decreased their expenses and has had their revenues remain consistent or decrease slightly from pre-Operational Cessation levels. TinBu has decreased its expenses and had their revenues remain consistent for a period of time but revenue is now beginning to decrease from pre-Operational Cessation levels.

Data Services

In 2018, we acquired TinBu, LLC (“TinBu”), a digital publisher and provider of lottery data results, jackpots, results, and other data, as a wholly owned subsidiary. Through TinBu, our Data Service delivers daily results of over 800 domestic and international lottery games from more than 40 countries, including the U.S., Canada, and the United Kingdom, to over 400 digital publishers and media organizations. See “Item 1A. Risk Factors – We are party to pending litigation and investigations in various jurisdictions and with various plaintiffs and we may be subject to future litigation or investigations in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business, financial condition, and results of operations” for more information about our relationship with Tinbu.

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

Sports.com

In December 2021, we finalized the acquisition of the domain name https://sports.com and on November 15, 2022, we formed a wholly owned subsidiary called Sports.com, Inc., a Texas corporation. On March 26, 2025, the Company registered Sports.com as a fictious name in the state of Florida under AutoLotto, Inc, a wholly owned subsidiary (“Sports.com”). Sports.com is currently available worldwide as a website and a mobile application.

Nook Holdings, LTD

On September 28, 2023, the company entered into Stock Purchase Agreement with the shareholders of Nook Holdings Limited (“Nook”), a private limited company incorporated and registered in the Abu Dhabi Global Market, Abu Dhabi, United Arab Emirates (“UAE”). The total purchase price is approximately $2.314 million. The Company made three payments totaling $137,500 in the fourth quarter of 2023 and anticipates the transaction closing during the second quarter of 2025. Nook is known for its innovative approach to co-working in Dubai and has procured 200 licenses for individuals and companies in the sports, health and wellness sector seeking access to Dubai and the broader Middle Eastern market. With its exclusive partnership with the Dubai Multi-Commodities Centre Free Zone (DMCC), Nook offers a wide range of services, including business setup support, insurance, VAT registration, and networking opportunities for like-minded sports entrepreneurs. As part of the acquisition, Nook will be rebranded under the Sports.com umbrella.

Plans for Recommencement of Company Operations

As noted above, since the 2022 Operational Cessation, the Company has had minimal day-to-day U.S. operations and has primarily focused on restarting certain of its core businesses in the United States. The Company has developed a phased plan to recommence its U.S. operations.

Phase 1 - Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform by mid-year 2025. As of the date of this Report, the Company expects that it will initially relaunch its B2C Platform to customers in a limited number of US and International markets before rolling it out to other jurisdictions. The Company may elect to accelerate the relaunch of its Platform to customers in another state. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.” The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns geared towards encouraging prior customers to return to the Platform and to acquire new customers.

The Company acquired Spektrum LTD in March of 2025. This acquisition provided the Company with ownership of platform that is designed to run in dozens of international jurisdictions. The Company is in final phases of procuring the appropriate licensing and business services to launch in multiple African and Asian jurisdictions. The launch date is scheduled for Q2 2025.

Phase 2 - Restore Other Business Lines and Projects. Assuming the success of Phase 1, the Company expects to restore other products it previously offered, such as supplying lottery tickets to consumers in approved domestic jurisdictions, partnering with licensed providers in international jurisdictions, monetizing Sports.com, and reviving other products and services that were under development when the Operational Cessation occurred.

As of the date of this Report, the current estimated cash balance of the Company and subsidiaries is approximately $63,346. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to resume its core operations.

As of the date of this Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Report, we are in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”). See, “Risk Factors - Risks Related to Our Common Stock and Warrants – Although we are not currently in full compliance with the continued listing standards of Nasdaq, we may not be able to remain in full compliance with Nasdaq’s continued listing standards in the future.” Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls. Also, the Company plans to continue to improve its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

Even if the Company’s three phase plan to recommence its operations is successful, there can be no assurance that the Company will be able to remain in compliance with the applicable Nasdaq Listing Rules. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise additional capital needed to fund its operations or trigger defaults and penalties under outstanding agreements or securities of the Company.

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

Components of Our Results of Operations (Prior to the U.S. 2022 Operational Cessation)

Our Revenue

Revenue from B2C Platform. Our revenue is the retail value of the acquired lottery game and the convenience fee charged to the user, which we impose on each lottery game purchased from our B2C Platform. The amount of the convenience fee is based upon several factors, including the retail value of the lottery game purchased by a user, the number of lottery games purchased by a user, and whether such user is located within the U.S. or internationally. Currently, in the U.S, the minimum convenience fee is $0.50 for the purchase of a $1 lottery game and $1 for the purchase of a $2 lottery game; the convenience fee for additional lottery games purchased in the same transaction is 6% of the face value of all lottery games purchased. For example, the convenience fee for the purchase of five $2 tickets is $1.60, comprised of the $1 base service fee, plus 6% of the aggregate value of the face value of all lottery games purchased. The Company did not operate its B2C platform in 2024.

Internationally, B2C sales in jurisdictions where we do not have direct or indirect authority generate an immaterial amount of revenue, and we are assessing our operations in these jurisdictions. As discussed above, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational by mid-year 2024.

Revenue from B2B API. Together with our third-party commercial partner(s), we agree on the amount of the technology usage fee to be imposed on the sale of each lottery game purchased through the B2B API, if any, together with a service fee to be charged to the user; we receive up to 50% of the net revenues from such technology usage fee and service fee pursuant to our commercial agreement with each commercial partner. As discussed above, following the 2022 Operational Cessation, our B2B API Platform resumed limited operations in April 2023.

Data Services. Commercial acquirers of our Data Service pay a subscription for access to the Data Service and, for acquisition of certain large data sets, an additional per record fee. The Company additionally enters into multi-year contracts pursuant to which it sells proprietary, anonymized transaction data pursuant to multi-year agreements and in accordance with our Terms of Service in consideration of a fee. Our Data Services operations were not impacted by the 2022 Operational Cessation.

Company Operating Costs and Expenses

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

Key Trends and Factors Affecting Our Results

The following describes the trends associated with our business prior to the U.S. Operational Cessation that have impacted, and which we expect will continue to impact, our business and results of operations in a material way:

International operations. We face challenges related to expanding our footprint globally and the related process of obtaining the licenses and regulatory approvals necessary to provide services and products within new and emerging markets. The international jurisdictions where we operate and seek to expand have been subject to increasing foreign currency fluctuations against the U.S. dollar, inflationary pressures and political and economic instability. We expect these trends to continue during fiscal 2025 and believe they are likely to affect consumer spending, which could have a material impact on our revenues. As a result, it may take longer to achieve projected revenue gains or generate cash in any such regions affected or any new foreign jurisdiction into which we expand.

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

Current Plan of Operations (Exclusive of Subsidiaries, Tinbu LLC, Aganar and JuegaLotto)

As of the date of this Report, the Company’s primary revenue drivers are the resumption of its B2B API platform, the full resumption of its sweepstakes business and the launch of Sports.com. It is anticipated that operational costs for the next 12 months through April 30, 2026 will be greater than revenues. It is anticipated that the liquidity gap will be satisfied by equity investment or debt incurred, of which there is no assurance. We anticipate that our B2C Platform will become operational by mid-year 2025.

Beyond the next 12 months, the Company plans to continue to expand in domestic and international operations. The Moreover, the Company plans to enhance its mobile application to include pool plays, ticket subscriptions, loyalty programs and various gamification modules.

The Company is moving forward with its previously announced plans to monetize the Sports.com brand. Those plans include introducing an advertising-supported subscription model; the creation and licensing of original content through Sports.com Studios; and completing the acquisition of Nook and marketing business licenses to companies in the sports, health and wellness markets seeking access to Dubai and the broader Middle Eastern market.

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

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and December 31, 2023, respectively.

	For the Year Ended December 31,
	2024	2023	$ Change	% Change

Revenue	$1,065,7884	$7,018,819	$(5,953,031)	-85%
Cost of revenue	320,869	5,666,544	(5,349,676)	-94%
Gross profit	$744,919	$1,352,275	$(603,355)	-45%

Operating expenses:
Personnel costs	$4,761,186	$4,570,206	$190,980	4%
Professional fees	5,436,831	5,654,504	(217,673)	-5%
General and administrative	3,688,547	3,886,886	(198,339)	-5%
Depreciation and amortization	5,020,647	4,891,522	129,125	3%
Total operating expenses	18,907,211	19,003,118	(95,907)	-1%
Loss from operations	$(18,162,292)	$(17,650,843)	$(511,449)	3%

Other expenses
Interest expense	$508,563	$408,767	$99,796	24%
Other expenses	968,903	136,429	832,474	622%
Reserve for loss of prepaid advertising credits	4,745,000	-	4,745,000	-%
Loss on impairment of intangibles & goodwill	4,298,002	7,510,000	(3,211,998)	-43%
Total other expenses, net	10,520,468	8,055,196	2,465,272	31%

Net loss before income tax	$(28,682,760)	$(25,706,039)	(2,976,721)	12%
Income tax expense (benefit)	26,315	60,000	(33,685)	-56%
Net loss	$(28,709,075)	$(25,766,039)	$(1,801,964)	-7%

Other comprehensive loss
Foreign currency translation adjustment, net	$317,424	$(70,273)	$387,697	-553%
Comprehensive loss	$(28,391,651)	$(25,836,312)	$(2,555,339)	10%

Net income (loss) attributable to noncontrolling interest	$(170,046)	$272,613	$(442,659)	-162%
Net loss attributable to Lottery.com, Inc.	$(28,561,697)	$(25,563,699)	$(2,997,998)	12%

Revenues

Revenue. Revenue for the year ended December 31, 2024 was $1.07 million, a decrease of $5.95 million, or (85)%, compared to revenue of $7.02 million for the year ended December 31, 2023. The decrease is primarily because revenue from the bulk ticket sale that took place in April of 2023 did not reoccur in 2024.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the year ended December 31, 2024 was $321,000, a decrease of $5.35 million, or 94%, compared to cost of revenue of $5.67 million for the year ended December 31, 2023. The decrease in COGS is because the costs for tickets and commissions to a retail partner resulting from the bulk ticket sale that took place in April of 2023 did not reoccur in 2024.

Gross Profit. Gross profit for the year ended December 31, 2024 was $745,000, compared to $1.35 million for the year ended December 31, 2023, a decrease of $603,000, or (45%). This decrease is primarily because the bulk ticket sale that took place in April of 2023 did not reoccur in 2024.

Operating Costs and Expenses

	For the Year Ended December 31,
	2024	2023	$ Change	% Change

Operating expenses:
Personnel costs	4,761,186	4,570,206	190,980	4%
Professional fees	5,436,831	5,654,504	(198,339)	-4%
General and administrative	3,688,547	4,891,552	129,125	-5%
Depreciation and amortization	5,020,647	4,891,522	129,125	3%
Total operating expenses	18,907,211	19,003,118	(95,907)	-1%

Operating expenses for the year ended December 31, 2024 were $18.9 million, a decrease of $96,000, or (1%), compared to $19.0 million for the year ended December 31, 2023. Changes in personnel costs and general and administrative expenses essentially offset and there was a net decrease of $96,000 between professional fees and depreciation and amortization.

Personnel Costs. Personnel costs increased by $191,000, or 4%, from $4.6 million for the year ended December 31, 2023, to $4.8 million for the year ended December 31, 2024. The increase was due primarily due to increases in base compensation and related payroll taxes for the Company’s three officers approved by the Compensation Committee of our Board of Directors for 2024.

Professional Fees. Professional fees decreased by $218,000, or (5%) from $5.65 million for the year ended December 31, 2023 to $5.44 million for the year ended December 31, 2024. Utilization of contract attorneys and accountants was lower in 2024 than it was in 2023 when the company was under significant pressure to file amended and delinquent 10-K’s and 10-Q’s in order to regain compliance with SEC reporting requirements and Nasdaq listing rules.

General and Administrative. General and administrative expenses of $3.7 million for the year ended December 31, 2024 are $198,000, (5%) lower than the $3.88 million reported for the year ended December 31, 2023. Marketing expenses and expenses for software services lower for the year ended December 31, 2024 than for the year ended December 31, 2023.

Depreciation and Amortization. Depreciation and amortization increased $129 thousand, or (3%), from $4.9 million for the year ended December 31, 2023 to $5.0 million for the year ended December 31, 2024. Part of the increase was due to amortization of new intangible assets resulting from the SM&I Ltd acquisition in September of 2024 and the rest was the result of revised amortization expenses over remaining useful lives after recognizing impairments at the end of the three months ended September 30, 2024.

Other Expense, Net

	For the Year Ended December 31,
	2024	2023	$ Change	% Change
Other expenses
Interest expense	508,563	408,767	99,796	24%
Other expense	968,903	136,429	832,474	610%
Reserve for loss of prepaid advertising credits	4,745,000	-	4,745,000	-
Loss on impairment of intangibles & goodwill	4,298,002	7,510,000	(3,211,998)	-43%
Total other expenses, net	10,520,468	8,055,196	(2,465,272)	31%

Interest Expense. Interest expense increased by $100,000, or (24%), for the year ended December 31, 2024, from $409,000 thousand to $509,000 as compared with the year ended December 31, 2023. This increase is due to interest accruals on convertible debt placed by Univest in December of 2023 which was present for a longer period in 2024 vs for only part of one month in 2023 and for interest accrued on additional convertible debt placed by Univest between January and April of 2024.

Other Expense. Other expense increased by $832,000, or 610%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022 from $136,000 to $969,000. This increase was driven primarily by payment of a commitment fee for a Stock Purchase Agreement entered into in November of 2024.

Reserve for loss of prepaid advertising credits. Reserve for loss of prepaid advertising credits increased by $4.75 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase was driven primarily by concern about management’s assessment regarding the Company’s ability to fully utilize the advertising credits.

Loss on impairment of intangibles & goodwill decreased to $4.3 million or 43% from $7.5 million for the year ended December 31, 2024. For the quarter ended September 30, 2024, the Company wrote-off goodwill of $1.57 million related to the TinBu subsidiary and $1.91 million related to the Global Gaming subsidiary and $817,000 related to intangible assets of Global Gaming. There were no other write-offs to goodwill and intangibles during the year ended December 31,2024. For the year ended December 31 2023, there were write-offs to goodwill of $5.6 million related to the TinBu subsidiary and $1.1M related to the Global Gaming subsidiary as well as write offs of $800,000 related to intangible assets of Global Gaming for a total of $7.5 million.

Liquidity and Capital Resources

Prior to the 2022 Operational Cessation, our primary need for liquidity was to fund working capital requirements of our business, growth, capital expenditures and for general corporate purposes. Our primary source of liquidity had historically been funds generated by financing activities. Upon the Closing of the business combination on October 29, 2021, we received net proceeds of approximately $42.8 million in cash.

Following the 2022 Operational Cessation, our primary need for liquidity has been to fund the restart of our business operations, re-hire employees and pay our expenses. The most likely source of such future funding presently available to us is through additional borrowings under loan agreements or through the issuance of equity or debt securities. If lenders do not advance us amounts as agreed under loan agreements or we are otherwise not able to secure the necessary capital to restart our operations, hire new employees, and obtain funding sufficient to support and restart our operations, we may be forced to permanently cease our operations, sell off our assets and operations, or seek bankruptcy protection, which could cause the value of our securities to become worthless.

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

As of December 31, 2024, we had $2,088,135 of convertible debt outstanding. A portion of this debt has matured and is theoretically in default.

See “-Recent Developments- Loan Agreement with Woodford” and “Loan Agreement with United Capital Investments London Limited” above for additional information.

Cash Flows

Net cash used by operating activities was $1.52 million for the year ended December 31, 2024, compared to net cash used by operating activities of $2.1 million for the year ended December 31, 2023. Factors affecting changes in operating cash flows were stock-based compensation expense along with decreased expenses for personnel costs, and sales and marketing activities in 2024 as compared to 2023. Net cash used in investing activities during the year ended December 31, 2024 was $1.5 million, compared to $0 for the prior year. Net cash provided by financing activities was $2.88 million for the year ended December 31, 2024, compared to $2.27 million used by financing activities for the year ended December 31, 2023. The increase was due to funding received under convertible debt arrangements in 2024.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

LOTTERY.COM INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lottery.Com Inc (the ‘Company’) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity/ (deficit) and cash flows for each of the two years in the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(263,694,287), net loss of $(28,709,075) and a negative working capital of $(14,845,076). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting for Material Prepaid Advertising Credit

The Company recorded a material prepaid asset related to advertising credits received from third-party vendors in exchange for the Company’s issuance of shares approximately seven years ago. As of December 31, 2024, the prepaid asset remains substantially unutilized, with only 30% amortized through the income statement to date. The remaining balance continues to be carried as a prepaid asset.

Auditing this balance was especially challenging due to the nature of the transaction (a non-cash exchange), the long duration of inactivity, and the lack of direct confirmation from the third-party vendors. While the Company provided internal documentations, including historical agreements, email correspondences, and written representations from management, the audit team exercised significant judgment in evaluating the recoverability of the asset and whether sufficient appropriate audit evidence existed to support its continued recognition.

Our procedures included, among others:

We obtained and reviewed the original transactions documentation and correspondence between the parties,

■	We evaluated the consistency of management’s position, reviewed legal representations and opinions regarding enforceability.
■	We considered whether the asset remained probable of being realized in future periods.
■	We proposed an allowance of 25% to the income statement
■	We reviewed the journal entry posting, recalculated the prepayment amortization schedule and credit balance on the advertising agreements
■	We also evaluated the adequacy of the Company’s disclosures related to this prepaid balance in note 6

Intangible assets

As discussed in Note 4 to the financial statements, the company recognized Goodwill, Trade Name, Customers Relationship and Developed Technology assets related to the acquisition of a subsidiary S&MI Ltd, through a share purchase agreement, and became a wholly owned subsidiary of Lottery.com Inc. Determination of the cost of the intangible assets and goodwill, the method as well as the rate of the amortization requires the use of significant judgement and estimates. An independent third-party valuation firm was utilized and worked with management to evaluate key components and significant data inputs which were utilized in performing the analysis. The valuation firm also provided guidance to Management about best practices with respect to useful lives of various types of intangible assets.

The primary procedures we performed to address this critical audit matter included:

■	We reviewed and challenged the reasonableness of key management assumptions used for the estimate.
■	We reviewed the report of the independent valuation firm that perform the valuation of the intangible assets.
■	We assessed the suitability of the method used by the expert in valuation of the assets.
■	We evaluated the reasonableness of the valuation methodology and discount rate
■	We performed data integrity check including accuracy of sample journal entries by checking them to approved supporting documents.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

April 21, 2025

LOTTERY.COM INC.

LOTTERY.COM, INC. CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$68,035	$359,826
Restricted cash	-	-
Accounts receivable	494,129	55,586
Prepaid expenses	14,449,333	19,020,159
Other current assets	880,961	907,632
Total current assets	15,892,458	20,343,203

Notes receivable	2,250,000	2,000,000
Investments	250,000	250,000
Goodwill	9,061,675	11,227,491
Intangible assets, net	12,569,165	17,681,874
Property and equipment, net	12,124	21,309
Other long-term assets	12,906,849	12,884,686
Total assets	$52,942,271	$64,408,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$8,241,311	$8,049,531
Deferred revenue	250,000	357,143
Notes payable - current	6,110,777	6,026,669
Accrued interest	1,218,864	858,875
Accrued and other expenses	12,501,403	11,359,616
Other liabilities	2,415,179	1,167,111
Total current liabilities	30,737,534	27,818,945

Long-term liabilities:
Convertible debt, net - noncurrent	-	-
Other long-term liabilities	-	-
Total long-term liabilities		-
Commitments and contingencies (Note 13)	-	-
Total liabilities	30,737,534	27,818,945

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 18,326,855 and 2,877,045 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	18,327	2,877
Additional paid-in capital	283,913,433	269,690,569
Accumulated other comprehensive loss	16,880	(91,667)
Accumulated deficit	(263,694,287)	(235,132,590)
Total Lottery.com Inc. stockholders’ equity	20,254,353	34,469,189
Noncontrolling interest	1,950,384	2,120,429
Total Equity	22,204,737	36,589,618

Total liabilities and stockholders’ equity	$52,942,271	$64,408,563

The accompanying notes are an integral part of these restated consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023
		(As Restated)
Revenue	$1,065,788	$7,018,819
Cost of revenue	320,869	5,666,544
Gross profit	744,919	1,352,275

Operating expenses:
Personnel costs	4,761,186	4,570,206
Professional fees	5,436,831	5,654,504
General and administrative	3,688,547	3,886,886
Depreciation and amortization	5,020,647	4,891,522
Total operating expenses	18,907,211	19,003,118
Loss from operations	(18,162,292)	(17,650,843)

Other expenses
Interest expense	508,563	408,767
Other expense	968,903	136,429
Reserve for loss of prepaid advertising credits	4,745,000	-
Loss on impairment of intangibles & goodwill	4,298,002	7,510,000
Total other expenses, net	10,520,468	8,055,196
Net loss before income tax	(28,682,760)	(25,706,039)
Income tax expense (benefit) check 2022 may need reclass 23,364	26,315	60,000
Net loss	(28,709,075)	(25,766,039)

Other comprehensive loss
Foreign currency translation adjustment, net	317,424	(70,273)
Comprehensive loss	(28,391,651)	(25,836,312)

Net income (loss) attributable to noncontrolling interest	(170,046)	272,613
Net loss attributable to Lottery.com Inc.	$(28,561,697)	$(25,563,699)

Net loss per common share
Basic and diluted	$(3.31)	$(9.81)

Weighted average common shares outstanding
Basic and diluted recheck WA shares	8,637,552	2,604,717

The accompanying notes are an integral part of these restated consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEAR ENDING DECEMBER 31, 2024 and 2023

						Total
					Accumulated	AutoLotto
			Additional		Other	Inc.		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2022	2,527,045	2,527	267,597,370	(208,187,210)	3,622	59,416,309	2,400,176	61,816,485
Stock based compensation	350,000	350	2,093,199	-	-	2,093,549	-	358,349
Prior period adjustments to Accumulated Deficit					(25,016)	(25,016)		(25,016)
Other comprehensive loss	-	-	--	(1,381,681)	(70,273)	(1,451,954)	(7,135)	(1,459,089)
Net loss				(25,563,699)		(25,563,699)	(272,612)	(25,836,311)
Balance as of December 31, 2023	2,877,045	2,877	269,690,569	(235,132,590)	(91,667)	34,469,189	2,120,429	36,589,618
Stock based compensation	1,839,290	1,839	1,684,810	-	-	1,686,649	-	1,686,649
Stock issued for acquisition of subsidiary	98,480	98	90,209	-	-	90,307	-	90,307
Stock issued for conversion of debt to equity	2,740,200	2,740	2,510,053	-		2,512,793		2,512,793
Exercise of Stock Options	48,720	49	44,628	-	-	44,677	-	44,677
Warrants issued to retire debt	-	-	-	-	-	70,671		70,671
Stock issued for Commitment fee, Stock Purchase Agreement	512,660	513	469,602			470,115		470,115
Stock issued in lieu of cash payments	10,210,460	10,210	9,352,892			9,363,102		9,363,102
Other comprehensive loss	-	-	-	-	108,547	108,547	-	108,547
Net loss	-	-	-	(28,561,697)	-	(28,561,697)	(170,046)	(28,731,743)
Balance as of December 31, 2024	18,326,855	18,326	283,913,433	(263,694,287)	16,880	20,254,352	1,950,383	22,204,735

The accompanying notes are an integral part of these restated consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023

Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	$(28,561,697)	$(25,563,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income (loss) attributable to noncontrolling interest	(170,045)	279,747
Depreciation and amortization	5,020,647	4,891,522
Stock based compensation expense	1,640,274	2,093,199
Stock issued in lieu of cash payments	9,352,892	-
Stock issued for commit fee, stock purchase agreement	469,602	-
Warrants issued to retire debt	70,671	-
Loss on impairment of goodwill and intangibles	4,298,002	7,510,000

Changes in assets & liabilities:
Accounts receivable	(438,543)	153,062
Prepaid expenses	4,570,826	389,164
Notes Receivable	(250,000)	-
Other current assets	26,671	(189,082)
Other long term assets	-	125,000
Trade payables	(191,780)	441,898
Deferred revenue	(107,143)	(107,143)
Accrued interest	359,989	374,703
Accrued and other expenses	1,141,787	6,982,476
Other liabilities	543,508	542,083
Liability for acquisition of subsidiary	704,560	-
Other long-term liabilities	-	-
Prior period adjustments to Accumulated Deficit		(32,151)
Net cash used by operating activities	(1,519,779)	(2,109,221)

Cash flow from investing activities
Purchases of property and equipment	-	-
Investment in goodwill and intangibles	(1,549,184)	-
Net cash used in investing activities	(1,549,184)	-

Cash flow from financing activities
Proceeds (Payments) from loans from execs	375,666	-
Proceeds (Payments) from convertible notes payable	2,510,053	2,270,993
Net cash provided by financing activities	2,885,719	2,270,993
Effect of exchange rate changes on cash	108,547	95,289
Net change in net cash and restricted cash	(291,791)	257,061
Cash and restricted cash at beginning of period	359,826	102,766
Cash and restricted cash at end of period	$68,035	$359,826

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these restated consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Description of Business

During fiscal year 2024, the Company continued to address legacy issues while identifying and securing partnerships along with completing key acquisitions in order to stage Lottery.com for growth in fiscal year 2025. The cornerstone of the Company’s operational progress for fiscal year 2025 will be driven by technology, M&A, the monetization of Sports.com and product and service and capability enhancements.

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

On September 1, 2024, the Company completed the acquisition of S&MI Ltd. Finalizing this acquisition is the foundation for the monetization of Sports.com. In 2024, the Company launched the Sport.com app providing users around the world with access to curated sports content. Additionally, the Company partnered with BOXXER to stream two live championship boxing matches to sports fans in multiple African nations.

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

In connection with the Company’s 2022 Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has on a consolidated basis an accumulated deficit of approximately $258.9 million and working capital of approximately negative $7.5 million on December 31, 2024. For the year ending December 31, 2024, the Company sustained a net loss of $23.9 million. The Company sustained a loss from operations of $18.2 million and $17.7 million for the years ending December 31, 2024 and 2023, respectively. Subsequently, the Company sustained additional operating losses and anticipates additional operating losses for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash holdings are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $13,356 at April 10, 2024 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

Cash and Restricted Cash

As of December 31, 2024 and 2023, cash was comprised of cash deposits, and deposits with some banks exceeded federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of December 31, 2024 and December 31, 2023.

Accounts Receivable

The Company through its various merchant providers pre-authorizes forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and does not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, which are its customers, in the normal course of business. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. In the fall of 2024, the Company completed a project whereby certain older items in accounts receivable for the TinBu subsidiary were offset against the allowance for uncollectible receivables, resulting in a reduction in the number of individual items in accounts receivable which were aged greater than 90 days and the total amount for them. At the completion of this project, the balance in the allowance for uncollectible receivables was $22,016. At the end of 2024 the Company increased the allowance for uncollectible receivables by $10,984. At December 31, 2024 the allowance for uncollectible receivables was $33,000 whereas, before the project described above, it was $94,270 at December 31, 2023.

Prepaid Expenses

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with two third parties to provide advertising services and issued equity instruments as compensation for the advertising services (“Prepaid advertising credits”). The Company expenses the service as it is performed by the third parties. The value of the services provided were used to value these contracts, except for the year ended December 31, 2021 the Company reserved for potential inability to realize $2,000,000 of prepaid advertising credits in future periods. For the period ending December 31, 2024, the Company determined that approximately an additional $4,745,000 of prepaid advertising credits purchased during 2017 and 2018 may not be able to be fully utilized. As a result, the Company decreased prepaid expenses by $4,745,000 and increased its reserve for loss of prepaid advertising credits by $4,745,000. Prepaid expenses are included in current assets on the consolidated balance sheets. The Company had total remaining prepaid expenses of $14,449,333 and $19,020,159 for the years ended December 31, 2024 and 2023, respectively.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2024 and 2023 were approximately $104,000 and $377,000 respectively.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the new standard.

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. The standard did not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented in the financial statements. The Company adopted the standard effective January 1, 2024. The Company adopted the amendment effective January 1, 2024 for annual reporting purpose. The adoption did not have a material impact to the Company’s financial statements or disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require the Company to use forward-looking information to formulate its credit loss estimates. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, and early adoption is permitted. The Company adopted the standard effective January 1, 2023. The adoption did not have a material impact to the Company’s financial statements or disclosures.

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

S&MI Ltd Acquisition

On September 1, 2024, the Company finalized an agreement for the acquisition of S&MI, Ltd. with its shareholders (the “Share Purchase and Sale Agreement”), wherein the Purchase Price is the total equivalent One Million Dollars USD ($1,000,000.00) in restricted stock units of common shares in the Company. (the “Payment-In-Kind”) fixed at Three Dollars USD ($3.00) per share (the “Fixed Price”). Purchase Price is to be paid out over five payments on the following schedule: The first payment of $150,000 in restricted common stock (50,000 shares) of the Company is due and payable on September 1, 2024 (the “Completion Date” and the “First Issuance Date”.). The remaining payments in restricted common stock to the shareholders of S&MI Ltd. by the Company will be made as follows: (i) a second payment of $212,500 (70,833 shares) due on or before the 31st day following ninety days after the Completion Date (the Second Issuance Date”); (ii) a third payment, of $212,500 (70,833 shares) due on or before the 31st day following ninety days after the Second Issuance Date (the Third Issuance Date”); (iii) a fourth payment of $212,500 (70,833 shares) due on or before the 31st day following ninety days after the Third Issuance Date (the “Fourth Issuance Date”); and (vi) a final and fifth payment of $212,500 (70,834 shares) due on or before the 31st day following ninety days after the Fourth Issuance Date.

In the event that the closing price of the restricted stock units of common shares of the Company to be issued to the shareholders of S&MI, Ltd. is lower than the Fixed Purchase Price on the six (6) month anniversary of any issuance date of said shares (collectively the “Anniversary Issuance Price”), then the Fixed Purchase Price shall be adjusted downward to the volume-weighted average price (“VWAP”) of the common stock for the five (5) consecutive trading days immediately preceding the six (6) month anniversary date of said issuance date. Accordingly, the Company shall be obligated to tender to the shareholders of S&MI, Ltd. additional restricted stock units of common shares of the Company to make up the difference between the Fixed Purchase Price and the Anniversary Issuance Price.

The opening balance of S&MI Ltd has been included in our consolidated balance sheet since the date of the acquisition. Since the S&MI Ltd’s financial statements were denominated in British Pounds, the exchange rate of 1.3141 pounds per dollar was used to translate the balances.

The net purchase price was allocated to the assets and liabilities acquired as per the table below. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The fair values of the acquired intangible assets were determined using the valuation analysis performed by a third-party valuation firm.

The total purchase price of $1,000,000 consists of 333,333 shares of common stock at $3.00 per share. The total consideration transferred after net assets and assumption of long-term debt was approximately $440,000, reflecting the purchase price, net of cash on hand at S&MI Ltd and the principal amount of certain loans assumed by the Company. The purchase price is for a 100% ownership interest. The purchase price was allocated to the identified tangible and intangible assets acquired based on their estimated fair values at the acquisition date as follows:

Accounts receivable, net	124,928
Other Receivables	50,817
Intangible assets	234,000
Goodwill	1,315,000
Total assets	$1,724,745

Accounts payable and other liabilities	$(175,543)
Director’s Loan	(558,632)
Total liabilities	$(734,175)

Total net assets of Acquirees	$990,570

Note 4. Property and Equipment, net

Property and equipment, net as of December 31, 2024 and 2023, consisted of the following:

	December 31,	December 31,
	2024	2023

Computers and equipment	$123,911	$124,199
Furniture and fixtures	16,900	16,898
Software	2,026,200	2,026,200
Property and equipment	2,167,011	2,167,297
Accumulated depreciation	(2,154,887)	(2,145,988)
Property and equipment, net	$12,124	$21,309

Depreciation expense for the years ended December 31, 2024 and 2023 amounted to $9,185 and $90,744, respectively.

Note 5. Prepaid Expenses

Prepaid expenses consist primarily of advertising credits from two top tier media organizations that operate in the United States. The advertising credits were obtained in return for warrants, shares of common stock and shares of preferred stock. The agreements do not specify a time period for utilizing these credits and there is no requirement to provide cash or other consideration in connection with utilizing them. The balance can be utilized at any time at the mutual consent of the parties. The Company expects to begin utilizing these credits in the second quarter of 2025 and anticipates fully utilizing all of them by the end of 2025. Accordingly, they are presented as current assets.

Note 6. Notes Receivable

On March 22, 2022, the Company entered into a three-year secured promissory note agreement with a principal amount of $2,000,000. The note bears simple interest at the rate of approximately 3.1% annually, due upon maturity of the note. The note is secured by all assets, accounts, and tangible and intangible property of the borrower and can be prepaid any time prior to its maturity date. As of December 31, 2024, the entire $2,000,000 in principle was outstanding.

This note was received in consideration for a portion of the development work that the Company performed for the borrower who had intended to use the Company’s technology to launch its own online game in a jurisdiction outside the U.S., where the Company is unlikely to operate.

On October 5, 2021, the Company provided $250,000 to SP Global Holdings in exchange for a 3 year promissory note with interest at 8%. Principal and accrued interest are due in a balloon payment at maturity.

Note 7. Write-Off of Goodwill and Intangibles

As required by ASC 350 Intangibles – Goodwill and Other Impairment and ASC 360 – Impairment Testing: Long-Lived Assets, in connection with preparing the consolidated financial statements for the period ended December 31, 2023, management conducted a review as to whether there are conditions or circumstances that might indicate the impairment of its long-lived assets, goodwill and other indefinite-lived intangible assets.

The Company reviewed the goodwill and intangibles acquired in the acquisitions of TinBu, LLC and Global Gaming Enterprises, Inc., the domain names and software purchased from third parties, and software developed in-house. Each of TinBu, Global Gaming, and Lottery.com is considered a reporting unit for application of the annual review for potential impairment.

The company performed a valuation of each of the reporting units described above, using discounted cash flow methodologies and estimates of fair market value. Given the results of the quantitative assessment, the company determined that the goodwill for the TinBu and Global Gaming reporting units was impaired. For the year ended December 31, 2023, the company recognized goodwill impairment charges of $5.65 million for the TinBu reporting unit and $1.06 million for the Global Gaming reporting unit. The total impairment charges related to goodwill were $6.71 million. In addition, it was determined that there was an impairment of certain intangible assets related to Global Gaming. For the year ended December 31, 2023, the Company recorded impairment charges of $488,000 to trade names and trademarks and $312,000 to technology acquired from Global Gaming. The total impairment charges to intangible assets were $800,000.

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

Similarly, the company performed an impairment analysis for the three months ended September 30th, 2024 and as a result of that analysis it was determined that impairment charges were necessary. Impairments of goodwill for $1.6 million against Tinbu’s goodwill and $1.9 million against Global Gaming’s goodwill were recorded and $817,000 against intangibles of Global Gaming was recorded. This consisted of impairments against Trade Names & Technology in the amount of $547,000, Technology in the amount of $119,000, and Customer Relationships in the amount of $150,000. There were no other impairments identified or recorded for the year ended December 31, 2024.

Note 8. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	December 31, 2024				December 31, 2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,352,200	$(1,318,033)	$34,167	$1,350,000	$(1,006,389)	$343,611
Trade name	6 years	2,577,000	(2,341,333)	235,667	2,550,000	(1,555,925)	994,075
Technology	6 years	3,254,800	(2,733,567)	521,233	3,050,000	(2,257,205)	792,795
Software agreements	6 years	14,450,000	(11,545,00)	2,905,000	14,450,000	(8,791,944)	5,658,056
Gaming license	6 years	4,020,000	(2,345,000)	1,675,000	4,020,000	(1,675,000)	2,345,000
Internally developed software	2 - 10 years	3,316,923	(1,450,754)	2,342,969	2,904,473	(737,053)	2,167,420
Domain name	15 years	6,935,000	(1,554,083)	4,918,583	6,935,000	(1,554,083)	5,380,917
		$35,905,923	$(22,996,556)	$12,632,619	$35,259,473	$(17,577,599)	$17,681,874

Amortization expense with respect to intangible assets for the year ended December 31, 2024 and 2023 totaled $5,011,329 and $5,550,882, respectively, which is included in depreciation and amortization in the Statements of Operations. The Company determined that there was an impairment of long-lived assets of $412,450 during the year ended December 31, 2022, which relates to a project no longer being pursued by the Company. In connection with the annual review of goodwill and intangibles, the Company determined that it was necessary to write down goodwill by $5,650,000 for TinBu and $1,060,200 for Global Gaming. The total impairment charges related to goodwill were $6,710,200 for the year ended December 31, 2023. It was also determined that there was impairment of certain intangible assets related to Global Gaming. As a result, the Company recorded impairment charges of $488,300 to trade names and trademarks and $311,500 to technology acquired from Global Gaming. The total impairment charges to intangible assets for the year ended December 31, 2023 were $799,800.

Similarly, the company performed an impairment analysis for the three months ended September 30, 2024 and as a result of that analysis it was determined that impairment charges were necessary. Impairments of goodwill for $1.6 million against Tinbu’s goodwill and $1.9 million against Global Gaming’s goodwill were recorded and $817,000 against intangibles of Global Gaming was recorded. This consisted of impairments against Trade Names & Technology in the amount of $547,000, Technology in the amount of $119,000, and Customer Relationships in the amount of $150,000. There were no other impairments identified or recorded for the year ended December 31, 2024.

Estimated amortization expense for years of useful life remaining is as follows: double check future amortization.

Years ending December 31,	Amount
2025	$4,569,855
2026	2,494,855
2027	1,302,717
2028	678,075
2029	643,941
Thereafter	2,943,176
$12,632,260

The Company had software development costs of $476,850 related to projects not placed in service as of both December 31, 2024 and December 31, 2023, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

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

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties verbally agreed to extend the maturity of the notes to December 31, 2021. As of both December 31, 2023 and December 31, 2022, the balance due on these notes was $771,500. The Company could not prepay the loan without consent from the noteholders. As of December 31, 2021, there were no Qualified Financing events, that triggered conversion, this included the TDAC combination. As of both December 31, 2024, and December 31, 2023 the remaining outstanding balance of $771,500 relates to notes that are no longer convertible which have been reclassified to Notes Payable as per the agreement. Accrued interest on the Series A notes payable was $318,909 on December 31, 2024.

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

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 488,226 shares of Lottery.com common stock after accounting for the 20:1 reverse stock split that took place on August 9, 2023. As of December 31, 2023, the remaining notes comprising the outstanding balance of $185,095 are no longer convertible and have been reclassified to notes payable. See Note 11. Accrued interest on this note payable as of December 31, 2023 and 2022 was $79,647 and $64,799, respectively.

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

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of December 31, 2024 and 2023, the balance of the loan was $150,000. As of December 31, 2024 and December 31, 2023, the accrued interest on this note was $6,756 and $5,253 respectively.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at a variable rate, are unsecured, and the parties have verbally agreed the notes will be due upon a qualifying financing event. As of December 30, 2024 and 2023, the balance of the loans totaled $13,000, respectively.

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

As of both December 30, 2024 and December 31, 2023, the balance of the notes was $2,601,370. Accrued interest on these notes was $350,434 on December 31, 2024 and $242,831 on December 31, 2023, respectively.

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

An adjustment was made to the Company’s warrants based on the 1-for-20 split ratio. The adjustment was made automatically. The number of shares of common stock issued subject to stock options, warrants, or convertible securities was automatically decreased by the split ratio and the exercise price or conversion ratio will automatically be proportionately increased by the same split ratio.

The effects of the Reverse Stock Split were reflected in the Quarterly Report on Form 10-Q for the period ended September 30, 2023 and in all subsequent reports for all periods presented.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of December 31, 2024, there were no shares of preferred stock issued and outstanding.

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

As of December 31, 2024 and December 31, 2023, 18,877,045 and 2,877,045 shares of Common Stock, post reverse stock split, respectively, were outstanding. During the year ended December 31, 2022, the Company issued the following shares of common stock. No similar issuances occurred in 2023.

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

After giving effect to the Business Combination, as of December 31, 2024 there were Public Warrants outstanding for the issuance of 1,006,250 shares of common stock of the Company, which total includes previously issued warrants of AutoLotto, now warrants of Lottery.com Inc., which are exercisable for the purchase of an aggregate of 19,784 shares of common stock of the Company.

An adjustment was made to the Company’s warrants based on the 1-for-20 split ratio. The adjustment was made automatically. The number of shares of common stock issued subject to stock options, warrants, or convertible securities was automatically decreased by the split ratio and the exercise price or conversion ratio will automatically be proportionately increased by the same split ratio.

Private Warrants

Private warrants of TDAC issued before the business combination were forfeited and did not transfer to the surviving entity.

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 87,500 Units exercisable at $240.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of the Business Combination. The 87,500 Units represents the right to purchase 87,500 shares of common stock and 87,500 warrants to purchase 87,500 shares of common stock. The unit purchase option, which was exercisable for cash or on a cashless basis, at the holder’s option, expired on May 29, 2023. The Units issuable upon exercise of this option were identical to those offered by Lottery.com. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Business Combination resulting in a charge directly to stockholders’ equity. As of December 31, 2023, all 87,500 Units have been forfeited.

Common Stock Warrants

The Company did not issue any warrants during the years ended December 31, 2024 and 2023. All 24,415 outstanding warrants are fully vested and have a weighted average remaining contractual life of 2.7 years. The Company did not incur any expense for the year ended December 31, 2024 and 2023.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2022	24,415	$0.11	2.82	$1,200,387
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at December 31, 2023	24,415	0.11	1.82	1,200,387
Granted (1) & (2)	2,455,083	0.30	3.5	693,397
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at December 31, 2024	2,479,478	$0.29	3.45	$1,893,794

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

2023 Equity Incentive Plan

On October 10, 2023, the Board adopted the Lottery.com 2023 Employees’ Directors’ and Consultants Stock Issuance and Option Plan (the “2023 Plan”) under which 500,000 shares of Class A common stock were initially reserved for issuance. The 2023 Plan allows for the issuance of incentive and non-qualified stock options, and restricted stock. As of December 31, 2024, the Company had awarded 350,000 shares under the 2023 Plan.

Stock Options

On February 5, 2024, the Company issued stock options to officers, directors, and key consultants. The exercise price for the options is $1.95 and the maturity date in February 5, 2029. There were no grants of stock options during the year ended December 31, 2023. The following table shows stock option activity for the years ended December 31, 2024 and 2023:

					Weighted
				Weighted	Average
	Shares	Outstanding	Average	Remaining	Aggregate
	Available	Stock	Exercise	Contractual	Intrinsic
	for Grant	Awards	Price	Life (years)	Value
Outstanding at December 31, 2022	10,455	17,283	$8.20	3.4	$944,544
Granted	-	-	-	-
Exercised	-	-	-	-	-
Forfeited/cancelled	-	-	-	-	-
Outstanding at December 31, 2023	10,455	17,283	8.20	2.4	944,544
Granted	1,050,000	1,050,000	1.95	4.1
Exercised	(48,718)	(48,718)	1.95	-
Forfeited/cancelled (uncancelled)	-	-	-	-
Outstanding at December 31, 2024	1,011,737	1,018,565	$2.00	2.8	$944,544

Stock-based compensation expense related to the employee options was $0 for the year ended December 31, 2024, and 2023.

Note 12. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
	2024	2023

Comprehensive net loss attributable to stockholders	$(28,561,697)	$(25,563,699)

Weighted average common shares outstanding
Basic and diluted	8,637,522	2,604,777

Net loss per common share
Basic and diluted	$(3.31)	$(9.81)

As of December 31, 2024, the Company excluded 10,456 stock options, 23,417 restricted awards, 24,415 warrants, 250,000 earn out shares and 87,500 unit purchase options from the calculation of diluted net loss per share with the effect being anti-dilutive.

As of December 31, 2024, the Company excluded 17,283 stock options, 100,639 convertible debt into common shares, 191,622 restricted awards, 193,465 warrants, 86,301 earn out shares and 30,206 unit purchase options from the calculation of diluted net loss per share with the effect being anti-dilutive.

Note 13. Income Taxes

The Company’s pre-tax income (loss) by jurisdiction was as follows for the years ending December 31, 2024 and December 31, 2023:

	Year ended December 31, 2023
	2024	2023

Domestic	$(25,047,740)	$(25,567,244)
Foreign	(3,513,957)	3,545
Total	(28,561,697)	(25,563,699)

The provision for income taxes for continuing operations for the year ended December 31, 2024 and 2023 consist of the following

	Year ended December 31, 2024
	2024	2023
Current Income Taxes
Federal	$0	$0
State	26,315	60,000
Foreign	0	0
Total current income taxes	26,315	60,000

Deferred Income Taxes
Federal	-	-
State	-	-
Foreign	-	-
Total deferred income taxes	-	-
Total Income Tax Expense (benefit)	$26,315	$60,000

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income from continuing operations before income taxes by the statutory federal income tax rate is shown below. Income tax expense for the year ended December 31, 2024 includes state minimum taxes, permanent differences, and deferred tax assets for which a full valuation allowance has been placed.

	Year ended December 31, 2024
	2024	2023

Tax Expense at statutory federal rate of 21%	$(5,510,503)	$(5,369,121)
State income taxes, net of federal income tax benefit	26,315	60,000
Foreign Rate Differential	319	319
Permanent Differences	1,203,361	1,203,361
Other - Misc.
Change in Valuation Allowance	4,254,193	4,045,441
Income tax expense (benefit)	26,315	60,000

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	2024	2023
Long-term deferred tax assets:
Federal Net Operating Loss Carryforwards	$36,378,116	$36,378,116
Intangible Assets	1,492,426	1,492,426
Accrued Compensation & Benefits	863,049	863,049
Foreign Net Operating Loss Carryforwards	773,134	773,134
Stock Compensation	-	-
State Net Operating Loss Carryforwards	-	-
Other	19,540	19,540
Total deferred tax assets before valuation allowance	39,526,265	39,526,265
	-	-
Deferred tax liabilities:	-	-
Fixed Assets	316	316
Intangible Assets	-	-
Total deferred tax liabilities	316	316

Valuation Allowance	(39,525,950)	(39,525,950)
Net deferred tax assets and liabilities	$-	$-

For the year ended December 31, 2024, the valuation allowance increased by $10,265,807. The Company believes a full valuation allowance against the net deferred tax asset is appropriate at this time. The Company will continue to evaluate the realizability of its deferred tax assets in future years.

At December 31, 2024, our carryforwards available to offset future taxable income consisted of federal net operating loss (“NOL”) carryforwards of approximately $173,229,125. Of this total $22,050,149 expires between 2035 and 2037 and $151,178,976 of which has no expiration date.

We account for uncertain tax positions in accordance with ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We have not recorded any unrecognized tax benefits as of December 31, 2024.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations.

The Company files U.S. federal and state returns. The Company’s foreign subsidiaries also file local tax returns in their jurisdiction. From a U.S. federal, state, Mexican and United Kingdom perspective the years that remain open to examination are consistent with each jurisdiction’s statute of limitations. The Company has not filed its 2023 and 2024 U.S. federal and state corporate income tax returns. The Company’s foreign subsidiaries in Mexico and the United Kingdom are current with the filing of their tax returns through 2023. The Company expects to file U.S. federal and state tax returns for 2023 and 2024 as soon as possible. While the Company is in a net loss position and expects no income tax amounts to be due except for minimum state and local income taxes, the Company is at risk of penalties for failure to file. As of the date of this Report, the Company has not been informed that such penalties have been assessed, therefore no accrual for such has been recorded in the Company’s financial statements. The Company’s federal income tax returns for the years 2020-2023 remain subject to examination by the Internal Revenue Service. The state returns for 2019-2023 are also open for examination.

Note 14. Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2024 and 2023.

Digital Securities

In 2018, the Company commenced a sale offering and issuance (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of the net raffle revenue of LDC Crypto Universal Public Company Limited (“LDC”). The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of LDC or the Company nor do they otherwise hold any rights that a holder of equity securities of LDC or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net raffle revenue. If the net raffle revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any raffle sweepstakes of LDC for such period. For the years ended December 31, 2024 and December 31, 2023, the company did not incur any obligations to the holders of the outstanding Digital Securities. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company did not satisfy any of those obligations during the years ended December 31, 2021, 2022, 2023,or 2024.

The Company leased office space in Spicewood, Texas which expired January 31, 2024 and had continued to utilize that facility on a month-to-month basis with monthly rent of $1,669 per month until August 31, 2024. On September 1, 2024, the company moved its headquarters to Fort Worth, Texas under a membership agreement with monthly cost of $154. Additionally, the Company has leased retail space in Waco, TX which expires on December 31, 2024 with monthly rent of $2,434. The Company also leases a campus in Boca Raton Florida for $25,000 per month under a 12 month lease agreement that commenced on August 1, 2024 and continues thru July 31, 2025. For the three months ended September 30, 2024 and 2023 rent expense was $106,728 and $12,309, respectively.

As of December 31, 2024, future minimum rent payments due under non-cancellable leases with initial are as follows:

Years ending December 31,	Amount
2025	175,000
Thereafter	-
$175,000

Litigation and Other Loss Contingencies

As of December 31, 2024, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Part II, Item 1 for additional information.

Note 15. Related Party Transactions

The Company has entered into transactions with related parties. The Company regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with nonrelated parties.

During the year ended December 31, 2020, the Company entered into borrowing arrangements with the individual founders to provide operating cash flow for the Company. The Company paid $4,700 during 2021 and the outstanding balance was $13,000 on December 31, 2024 and December 31, 2023.

During the years ended December 31, 2021 and 2020, the Company entered into a services agreement with Master Goblin Games, LLC (“Master Goblin Games”), an entity owned by Ryan Dickinson, a former officer of the Company, to facilitate the establishment of receipt of retail lottery licenses in certain jurisdictions. As of December 31, 2024, the Company had no outstanding related party payables.

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

Christopher Gooding, a director of the Company appointed on August 10, 2023, is an attorney licensed in the United Kingdom who works with the Company’s outside general counsel on various matters that could potentially impact the Company.  Mr. Gooding is compensated for his services separately from his compensation as a director of the Company. Mr. Gooding began providing legal services to the Company through the firm Amar Ali Law PLLC in February 2024. He was paid a total of $264,000 in 2024 for his legal services.

During the quarter ended September 30, 2024, the Company entered into a borrowing arrangement with Robert Stubblefield, the Company’s Chief Financial Officer, to provide funding for certain operating expenses of the Company. At September 30, 2024 the Loan amount was $57,682. Additional amounts were provided by Mr. Stubblefield during the quarter ended December 31, 2024. The loan amount at year end was $67,941.The Loan was issued at zero percent interest. The Company has not made any payments on the loan as of the date of this report.

Note 16. Subsequent Events

On February 11, 2025, Sports.com entered into a multi-year global partnership agreement with Soccerex, the world’s leading soccer (hereinafter referred to as “football”) business event organizer. The Agreement makes Sports.com the title sponsor for six global events including Soccerex 2025 for MENA, Europe and USA to be held in Cairo, Amsterdam and Miami, respectively. This partnership will provide the Company with an influential platform to engage with key stakeholders in the football industry, further solidifying Sports.com’s position at the intersection of sports, technology and entertainment. Working with the Soccerex team and its community presents an opportunity to build brand awareness internationally for the Company’s gaming, content and entertainment brands.

On February 18, 2025, the Company announced the establishment of a global advisory board to provide active strategic guidance and support the Company’s growth, structure and expansion into new markets. The Advisory Board will focus on the Company’s two primary brands, Lottery.com and Sports.com, along with its subsidiaries. The Advisory Board will provide independent advice on evolving trends and challenges to Lottery.com’s board of directors and executive management team, helping evaluate the Company’s current business model, refine operations and explore new trends and prospects to accelerate growth. Additionally, the Advisory Board will support corporate governance and offer strategic recommendations to ensure compliance and long-term stability.

On February 24, 2025, Texas Lottery Commission Executive Director Ryan Mindell announced that lottery ticket courier services are not allowed under Texas law and that the agency will move forward with proposed rule amendments prohibiting lottery courier services within the state. The Policy prohibits the Company and other courier services from holding a Texas Lottery retail license or procuring tickets from other licensed retailers.

On February 25, 2025, the Court in the SDNY in the Preston Million Class Action granted in part and denied in part the Company’s MTD Third Amended Complaint (the “Order). As set forth in the Order, the Class Plaintiffs’ Section 10(b) claim shall proceed against Defendant Dickinson and the Company based on post−merger representations regarding Lottery’s financial performance and financial reporting. Class Plaintiffs’ and Hoffman’s Section 20(a) claim premised on Section 10(b) shall likewise proceed against Defendant Dickinson. Class Plaintiffs’ Section 14(a) claim shall proceed against the Company and Defendants DiMatteo, Clemenson and Dickinson with respect to certain legal and regulatory compliance statements in the Proxy. The remainder of Plaintiffs’ claims were dismissed, including all claims against Komissarov. The Court also ordered that Plaintiffs shall have leave to amend within twenty−one (21) days of this opinion and order. On March 13, 2025, the Court granted Plaintiff Hoffman’s motion for leave for additional time to amend his complaint. Accordingly, Hoffman’s’ Third Amended Complaint shall be due April 24, 2025. Defendants’ motions to dismiss shall be due June 30, 2025; Plaintiff Hoffman’s opposition brief will be due August 14, 2025; and Defendants’ reply briefs shall be due September 17, 2025.

On February 25, 2025, the United States District Court for the Southern District of Florida has ruled in favor of the Company and Matthew McGahan (“Defendants”), granting with prejudice the Motion to Dismiss for Failure to State a Claim in the case styled Sharon A. McTurk, et al. v. Lottery.com, Inc. and Matthew McGahan (Case No. 24-60993-CIV-DAMIAN). The Court’s ruling underscored the lack of credible evidence presented by the Plaintiffs. The Court determined that the allegations did not meet the required legal threshold, thereby rejecting all claims brought against Lottery.com and Matthew McGahan.

On March 7, 2025, the Company received notice from received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) determining that as a result of the closing bid price of the Company’s common share being $1.00 or above for the last twenty business days, the Company regained compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). Notably, the Company regained compliance with the Minimum Bid Price Requirement without effectuating a reverse stock split that was approved by the shareholders at the 2024 Annual Stockholder’s Meeting. Additionally, the Company’s market value of publicly held shares being $5,000,000 or above during the same period, the Company regained compliance with Nasdaq Listing Rule 5450(b)(1)(C).

On March 13, 2025, the Company completed the acquisition of Spektrum Ltd from PlusEvo Ltd through a signed Share Purchase Agreement (SPA). This acquisition, valued at $1.5 million in common stock at $3 per share, supports Lottery.com’s strategic expansion and the development of Lottery.com International. The acquisition provides the Company with a compliant platform to support lottery, sweepstakes and social gaming operations in dozens of international jurisdictions.

On March 25, 2025, Sports.com Studios (“SDCS”) was launched by the Company. SDCS will serve as the Company’s dedicated content creation arm, producing original content for the Sports.com platform along with generating revenue through content licensing and distribution to third parties.

On March 26, 2025, the Company registered Sports.com as a fictitious name under AutoLotto, Inc.in the state of Florida. This permits the Company to conduct business in the state under the Sports.com brand name.

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

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the audit of our condensed consolidated financial statements included in this Report, our management has identified material weaknesses in our internal control over financial reporting as of December 31, 2024 and 2023 relating to deficiencies in the design and operation of the procedures relating to the closing of our financial statements. These include: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions, (ii) the fact that our policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively; (iii) our inability to complete the timely closing of financial books at the quarter and fiscal year end, and (iv) incomplete segregation of duties in certain types of transactions and processes.

Specifically, prior management did not design and maintain sufficient procedures and controls related to revenue recognition including those related to ensuring accuracy of revenue recognized from non-routine transactions such as the sales of LotteryLink Credits. As a result, we determined that there was an overstatement of revenue in the consolidated statement of operations of approximately $52.1 million during the year ended December 31, 2021, which required a restatement of the previously issued financial statements for the year ended December 31, 2021 contained in the Amended 2021 Annual Report.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 26, 2023, the Company entered into a credit facility (the “UCIL Credit Facility”), with United Capital Investments London Limited (“UCIL”) which is represented by a loan agreement that included a supplemental credit facility, at the Company’s written request and at UCIL’s sole discretion, for an amount up to a total of $49,000,000 in a supplemental funding (the “Accordion”) with an initial loan tranche of up to $1,000,000. This loan agreement was amended and restated on August 8, 2023 and subsequently amended on August 18, 2023 (as so amended, the “UCIL Loan Agreement”)., UCIL is an entity in which each of Matthew McGahan, the Company’s Chief Executive Officer and Chair of the Company’s Board, and Barney Battles, a member of the Board, have a direct or indirect interest. The decision by the Company to enter into the UCIL Loan Agreement follows, amongst other things, an acknowledgment by the Company that it had not received the requisite funding on a timely basis that it expected from Woodford, despite the Company making several requests to Woodford for said funding under the Woodford Loan Agreement. Moreover, the Board of Directors determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement with UCIL, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the Woodford Loan Agreement. Given the uncertainty of the continued financing under the Woodford Loan Agreement, the Board of Directors sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement. As reported on form 8-K filed with the SEC on February 22, 2024, on February 16, 2024, the Company and UCIL entered into an “Amendment and Restatement Agreement No. 2” to the UCIL Loan Agreement to increase the amount of the UCIL Credit Facility from $49,000,0000 to $149,000,000 (the “UCIL Amendment”).

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth certain information, as of the date of this report, concerning the directors and officers of the Company.

Name	Age	Position
Executive Officers
Matthew McGahan(3)	55	President, Chief Executive Officer, Secretary and Chairperson of the Board
Robert Stubblefield	60	Chief Financial Officer
Gregory Potts	54	Chief Operating Officer

Non-Employee Directors
Christopher Gooding(1)	67	Director
Warren Macal(1)	49	Director
Paul S. Jordan(2)	65	Director
Tanner T. Hasan(3)	57	Director

(1)	Class I director, with a term expiring at the annual meeting of Shareholders to be held in 2026.
(2)	Class II director, with a term expiring at the annual meeting of Shareholders to be held in 2027.
(3)	Class III director, with a term expiring at the annual meeting of Shareholders to be held in 2025.

Matthew McGahan has served as Chairman of the Board since October 2022 and is Chairman and CEO of Sports.com, its wholly owned subsidiary and a leading sports entertainment and media content platform. After serving as interim CEO of Lottery.com from July of 2023, he was appointed as CEO in December of 2023 by the Board of Directors. McGahan established Automotive Group in 1997, which emerged as one of Europe’s largest Harley-Davidson and BMW dealer Groups. His leadership propelled the company to substantial success until its sale in 2010. Through his family office established in 2015 with his father, Matt has since invested and advised businesses across a variety of sectors, including motorsports, EV, technology minerals mining, recycling, fintech, and medical research, showcasing his versatility, keen investment insight and focus on innovation and social responsibility. His ability to identify and nurture potential across a spectrum of industries has not only contributed to his personal success, but has also driven innovation and growth in each of these fields. His career can be characterized as a blend of entrepreneurial success, philanthropic leadership, and strategic vision. His journey from the automotive industry to the helm of Lottery.com and Sports.com, coupled with his profound impact on societal well-being through “Mask Our Heroes,” reflects a legacy of innovation, compassion, and resilience.

Robert J. Stubblefield  served as the chief financial officer of DeMeta, Inc. from January 2022 until July of 2023 and of Regnum Corp. from March 2020 to July of 2023. Mr. Stubblefield was the chief financial officer of Wookey Project Corp. and Wookey Search Technologies Corporation from March 2020 to December 2021. Further, Mr. Stubblefield served as a contract chief financial officer of Sherpa Digital Media, Inc. from February 2019 to December 2021. Prior to this role, from October 2017 to December 2019, Mr. Stubblefield served as a consulting chief financial officer for various start-ups and growth companies in the San Francisco Bay Area and has approximately 17 years of experience in senior finance, accounting, and operations roles in public companies. He has held a CPA License from the state of California since the late 1980’s.

Gregory Potts has more than 25 years of strategic growth and marketing experience, including the successful implementation of growth strategies for consumer brands and their channel affiliates. Prior to being appointed as COO, he most recently served as Global Vice President of Affiliate Success at Lottery.com. He has served in leadership roles for several organizations ranging from SMEs to multi-billion corporations. His successful career covers a diverse set of industries including consumer and B2B technology; syndicated data; and not-for-profit development. He currently is a trustee of WinTogether.org and sits on the board of Medios Electrónicos Y De Comunicación, S.A.P.I. de CV and serves as President of the American Advertising Federation Lexington chapter.

Christopher Gooding has been a member of the Board of Directors since August of 2023. Mr. Gooding brings decades as a partner at respected English, US and Canadian law firms, predominantly within the heart of London’s financial district. He has also held from 1999 to 2009 an advisory Board position of US Issuer of 144A funds - the Sovereign Trade Corporation, New York and supervised the triple rating of its 144a funds. His professional journey began at Clifford Turner in London and Dubai, advancing to a 15-year tenure at Clyde & Co. A consummate legal strategist in the area of political and commercial risk, he also served as a partner at LeBoeuf Lamb Greene & MacRae and Howard Kennedy, Fasken Martineau and CMS. Since 2022, he has held the position of Consultant at Crowell and Moring LLP London.

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

Paul S. Jordan is a motorsport commercial specialist with extensive international sponsorship, acquisitions and communication skills and experience. With an active career in motorsport that spans more than four decades, Mr. Jordan has held senior positions with the world’s top Formula One Teams and some of most recognizable motorsport brands such as Renault Formula One, Jordan Grand Prix, British American Racing Honda and Minardi Formula One. He Was the “Founding Partner” for the “One Make” Racing car series “Grand Prix Masters” with Ex Formula One World Champions, Nigel Mansell, Emerson Fittipladi, Derick Warwick, and Alain Prost. He currently holds consultancy roles with both the Romanian and Cypriot Governments working with their respective Tourism Departments to promote tourism through both Motorsport sponsorship and activation programs. He also continues to consult for M-Sport Ford World Rally Team – Saudi Motorsport as its Head of Motorsport Strategy (KSA Government Organization).

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

Our Board consists of Matthew McGahan, Christopher Gooding, Paul S. Jordan, Tamer T. Hassan and Warren Macal, with Mr. McGahan acting as chairman of the Board.

Our Board has affirmatively determined that each of Messrs. Gooding, Jordan, Hassan and Macal is an “independent director” under the Nasdaq listing rules applicable to board members. For more details, see the section entitled “Independence of our Board.”

Our Board is divided into three classes with only one class of directors being elected in each year, and with each class serving a three-year term:

●	our Class I directors are Mr. Gooding and Mr. Macal, and their terms will expire at the 2026 annual meeting of stockholders;

●	our sole Class II director is Mr. Jordan, who was re-elected to the Board at the 2024 annual meeting of shareholders and whose term will expire at the 2027 annual meeting of stockholders; and

●	our Class III directors are Mr. McGahan and Mr. Hassan, and their terms will expire at the 2025 annual meeting of stockholders.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers, directors and persons who beneficially own more than 10% of a company’s common stock to file initial reports of ownership (Forms 3) and reports of changes in ownership (Forms 4 and 5) with the SEC. Based solely on our review of copies of such reports and on written representations from our executive officers and directors, we believe that some of our executive officers and directors did not comply with their Section 16(a) filing requirements during our fiscal year ended December 31, 2024. At this time all of our executive officers and directors are in compliance with requirements for filing Forms 3, 4, and 5.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for the executive officers of Lottery.com who were “named executive officers,” or NEOs for fiscal 2024. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the existing and currently planned programs summarized or referred to in this discussion.

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

Introduction

The primary objectives of our executive compensation programs are to attract and retain talented executives to effectively manage and lead our Company. Our NEOs for fiscal 2024 are:

●	Matthew McGahan CEO and former CEO Mark Gustavson [February 01 2023 to July 20 2023]

●	Our executive officers, Gregory Potts, COO and Robert Stubblefield, CFO

Summary Compensation Table

The following table provides summary information concerning compensation of our named executive officers for services rendered to us during the years noted.

							Non-Equity
				Stock		Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary(1) ($)	Bonus(3) ($)	Awards(2) ($)		Awards ($)	Compensation ($)	Compensation(5) ($)	Total ($)
Matthew McGahan, CEO	2023	262,302	131,923	—	(4)	—			394,225
	2024	550,000	275,000	385,000		195,000	-	-	1,405,000
Mark Gustavson, Former CEO	2023	140,770	—	—		—	—	—	140,770
Robert Stubblefield, CFO	2023	127,678	31,995	72,750					232,423
	2024	302,500	75,625	133,000		146,250	-	-	657,375
Gregory Potts, COO	2023	204,680	4,170	72,750					281,600
	2024	250,000	55,000	35,000		48,750	-	-	388,750

(1)	Amounts reflect the pro-rated portion of the NEO’s base salary earned during the fiscal year presented based on time in the role.
(2)	USD value of stock awards. Amount represents the aggregate grant date fair value of common stock share awards made to the named executive officer computed in accordance with Financial Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“Topic 718”). As required by SEC rules, awards are reported in the year of grant. For more information, see “Narrative Disclosure to Summary Compensation Table — Supplemental Table” below.
(3)	Refers to any annual bonus, each of which is subject to the approval of the Compensation Committee of the Board.
(4)	125,000 S-8 shares were reserved for later issuance and were issued on ??? date issued.
(5)

The Company is investigating any potential U.S. tax consequences as the result of Company employees or directors residing for extended periods of time at the Company’s Boca Raton, Florida, campus while conducting business. As appropriate, individual tax assessments are being determined and will be applied according to U.S. tax law

Narrative Disclosure to Summary Compensation Table

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

Fiscal 2023

Following the Board’s approval of the Plan, S-8 common stock was awarded to: Matthew McGahan, CEO, who received a 125,000 share common stock grant (issued subsequently on January 22, 2024), Robert Stubblefield, CFO, received 25,000 shares of common stock and Gregory Potts, COO, received 25,000 shares of common stock.

Fiscal 2024

During 2024 additional S-8 common stock was awarded to Matthew McGahan, CEO, who received a 175,000 share common stock grant (issued subsequently on January 22, 2024), Robert Stubblefield, CFO, received 20,000 shares of common stock and Greg Potts, COO, received 5,000 shares of common stock.

During 2024, restricted stock units for common stock were awarded to Matthew McGahan, CEO, who received a grant for 195,720 restricted stock units (issued subsequently on February 5, 2024), Robert Stubblefield, CFO, received a grant for 75,000 restricted stock units, and Greg Potts, COO, received a grant for 20,000 restricted stock units.

During 2024 options for common stock were awarded to Matthew McGahan, CEO, who received a grant for 100,000 stock options (issued subsequently on February 5, 2024), Robert Stubblefield, CFO, received a grant for 75,000 stock options, and Greg Potts, COO, received a grant for 25,000 restricted stock units.

Cash Compensation

Base Salary

Base salaries are generally set at levels deemed necessary to attract and retain our executives. We provide each named executive officer with a base salary for the services that the executive officer performs for us. This compensation component constitutes a stable element of compensation while other compensation elements may be variable. Base salaries are generally reviewed annually and may be increased based on any number of factors at the discretion of the Compensation Committee, including the individual performance of the named executive officer, company performance, any change in the executive’s position within our business, the scope of their responsibilities and market data. For fiscal 2024 and 2023, the amounts earned by our named executive officers are shown in the Summary Compensation Table above.

Bonuses

In addition to base salaries, the named executive officers may receive discretionary annual bonuses, guaranteed or retention bonuses at the discretion of the Compensation Committee.

Retirement Benefits, and Termination and Change in Control Provisions on December 31, 2024 and 2023

There were no pension or retirement benefits pursuant to any existing plan provided or contributed to by the Company or any of its subsidiaries. In addition, there were no termination and change in control provisions in effect for our NEOs.

Outstanding Equity Awards on December 31, 2024

Of our executive officers, Matthew McGahan, CEO, Robert Stubblefield, CFO and Gregory Potts, COO, each received equity awards in 2024. Matthew McGahan, CEO, received a 125,000 share common stock grant, Robert Stubblefield, CFO, received 25,000 shares of common stock and Gregory Potts, COO, received 25,000 shares of common stock.

DIRECTOR COMPENSATION

On July 14, 2023, our Board approved a Non-Employee Director Compensation program providing for a cash fee of $6,000 USD per month per director ($72,000 USD per year). Such plan is a continuation of the Non-Employee Director Compensation program that was established and approved by the previous Board of Directors. Total cash fees paid to our directors under this program during fiscal 2024 and fiscal 2023 were $15,000 and $60,000, respectively.

The following table sets forth the total compensation earned by each of our directors for their service on the Board during fiscal 2024:

	Directors Fees Earned	Stock Awards	Total
Name(1)	($)(8)	($)	($)(9)
Matthew McGahan (2)	72,000	-0-	72,000
Barney Battles (3)	100,000	-0-	100,000
Christopher Gooding (4)	137,000	-0-	137,000
Paul S. Jordan (5)	137,000	-0-	137,000
Tamer T. Hassan (6)	137,000	-0-	137,000
Warren Macal (7)	177,371	-0-	177,371

(1)	Represents all directors who served on our Board during fiscal 2024. Amounts accrued per director may include an $85,000 USD initial fee earned after 3 months of service, which is to be paid in stock. During 2024 this fee was only earned by Mr. Macal.
(2)	Mr. McGahan was appointed to our Board on October 19, 2022, and served as a non-employee director until his initial appointment as Interim CEO, on July 20, 2023. During said time, compensation for Mr. McGahan was accrued for his service on the Board during fiscal 2023 and 2024 at the rate of $6,000 per month as for any other director. No stock was awarded to him pertaining to his role as a non-employee director, stock was only granted in relation to his role as CEO of the Company.
(3)	Mr. Battles was appointed to our Board on November 3, 2022. Compensation for Mr. Battles was accrued for his service on the Board during fiscal 2023 and 2024 (until his resignation and retirement effective June 30, 2024) at the rate of $6,000 per month. Mr. Battles received an additional $31,500 in compensation in appreciation for his service as a director as approved by the Board.
(4)	Mr. Gooding was appointed to our Board on August 10, 2023 and compensation for his service has been accrued at the rate of $6,000 per month on a pro-rated basis during 2023 and throughout 2024.
(5)	Mr. Jordan was appointed to our Board on July 20, 2023 and compensation for his service has been accrued at the rate of $6,000 per month on a pro-rated basis during 2023 and throughout 2024.
(6)	Mr. Hassan was appointed to our Board on July 20, 2023 and compensation for his service has been accrued at the rate of $6,000 per month on a pro-rated basis during 2023 and throughout 2024.
(7)	Mr. Macal was appointed to our Board on April 29, 2024 and compensation for his service has been accrued at the rate of $6,000 per month on a pro-rated basis during 2024. Mr. Macal was also eligible for the initial director fee in the amount of $85,000.
(8)	Of the aggregate total accrued for our Board during 2024 and 2023, of the “Director’s Fee Earned”, only $15,000 of the accrual was paid in cash on February 16, 2024 and only $60,000 of the accrual was paid in cash on December 18, 2023.

Compensation Committee Interlocks and Insider Participation

None of the individuals who served as a member of the Compensation Committee during fiscal 2024 is, or has ever been, an officer or employee of the Company or any of its subsidiaries or has or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. In addition, during the last fiscal year, no executive officer of the Company served as a member of the board of directors or the compensation committee of any other entity that has or has had one or more executive officers serving on our Board or our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows information with respect to the beneficial ownership of our common stock as of December 31, 2024, for:

●	each person known to us to own beneficially 5% or more of our outstanding common stock;

●	each of our directors or director nominees;

●	each of our NEOs; and

●	all of our directors and executive officers as a group.

As of December 31, 2024, there were 12,089,919 shares of our common stock outstanding. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them as of December 31, 2024:

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

DIRECTORS, NAMED EXECUTIVE OFFICERS AND STOCKHOLDERS (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF COMMON STOCK OUTSTANDING
OFFICERS AND DIRECTORS
Matthew McGahan, CEO, Director	821,487	6.80%
Robert Stubblefield, CFO	285,000	2.36%
Greg Potts, COO	243,335	2.01%
Christopher Gooding, Director	316,553	2.62%
Tamer T. Hassan, Director	223,123	1.85%
Paul S. Jordan, Director	223,123	1.85%
5% STOCKHOLDERS
United Capital Investment London Ltd	937,500	7.76%

DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (SEVEN PERSONS)	3,174,545	26.28%

(1)	The business address of each of these stockholders is c/o Lottery.com Inc., 5049 Edwards Ranch Road, 4th Floor, Fort Worth, TX 76109.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2024.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation plans approved by security holders(1)a	—	—	916,342

(1)	Relates only to the Lottery.com 2021 Incentive Plan.

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

The Board undertook its annual review of director independence. As a result of this review, the Board affirmatively determined that Messrs. Gooding, Jordan, Hassan and Macal are independent within the meaning of the Nasdaq Rules, including with respect to their respective committee service. The Board has determined that each member of the Audit Committee is “independent” for purposes of service on the Audit Committee in accordance with Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that each member of the Compensation Committee is “independent” for purposes of service on the Compensation Committee in accordance with Section 10C(a)(3) of the Exchange Act.

Item 14. Principal Accounting Fees and Services.

Audit Fees

On September 27, 2022, Armanino LLP (“Armanino”) resigned as the independent registered public accounting firm of the Company, effective immediately. On October 7, 2022, the Audit Committee approved the engagement of Yusufali & Associates, LLC (“Yusufali”) as the Company’s new independent registered public accounting firm, effective immediately, for the fiscal year ended December 31, 2022. Yusufali continued its engagement for the Company as its independent registered public accounting firm for 2023 and for the quarters ended March 31 and June 30 2024. Yusufali resigned as independent accountants on November 15, 2024 and Boladale Lawal & Co (“Boladale”) was appointed effective for the reporting period ended September 30, 2024. The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2024 and December 31, 2023 by the independent accounting firms:

	2024	2023
Audit Fees(1)	$80,000	$180,000
Audit-Related Fees(2)	65,000	75,000
Tax Fees	—	—
All Other Fees(3)	—	—
Total:	$145,000	$255,000

(1)	Audit Fees represent the aggregate fees billed for professional services rendered for the audits of the annual financial statements, for the audits of certain of our subsidiaries and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings. In particular, Yusufali audited the audited the financial statements for the year ended December 31, 2023. Boladale audited the audited the financial statements for the year ended December 31, 2023 and audited the financial statements for the year ended December 31, 2024.

(2)	Audit-Related Fees represent the aggregate fees billed for assurance and other services related to the performance of review of our consolidated quarterly financial statements that are not reported under heading (1) above. These services may include due diligence related to mergers and acquisitions and consultation concerning financial accounting and reporting standards. In particular, Yusufali reviewed financial statements for March 31, June 30 and September 30, 2023, and reviewed the financial statements for March 31 and June 30, 2024. Boladale reviewed financial statements and September 30, 2024.

(3)	All Other Fees represent fees billed for all other services.

Audit Committee Pre-Approval Procedures for Independent Registered Public Accounting Firm

The Audit Committee has sole authority to engage and determine the compensation of our independent registered public accounting firm. The Audit Committee also is directly responsible for evaluating the independent registered public accounting firm, reviewing and evaluating the lead partner of the independent registered public accounting firm and overseeing the work of the independent registered public accounting firm. In addition, and pursuant to its charter and the Company’s Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee annually reviews and pre-approves the audit services to be provided by Boladale Lawal & Co, and also reviews and pre-approves the engagement of Boladale for the provision of other services during the year, including audit-related, tax and other permissible non-audit. For each proposed service, the Company’s management and the independent registered public accounting firm are required to jointly submit to the Audit Committee detailed supporting documentation at the time of approval to permit the Audit Committee to make a determination as to whether the provision of such services would impair the independent registered public accounting firm’s independence, and whether the fees for the services are appropriate.

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

As previously disclosed in the December 16, 2024 Form 8-K, Yusufali and Associates, LLC resigned as the Company’s independent accountants and the Audit Committee approved on December 10, 2024 the engagement of Boladale Lawal & Co. as the Company’s independent registered public accounting firm. Yusufali’s reports on the Company’s financial statements for the fiscal years ended December 31, 2023, December 31, 2022, and December 31, 2021 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In addition, there were no disagreements between the Company and Yusufali on accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Yusufali, would have caused them to make reference to the disagreement in their report for such period, or any subsequent interim period preceding Yusufali’s resignation.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Report.

(2) Exhibits

The exhibits listed below are filed as part of this Report or incorporated herein by reference to the location indicated.

Exhibit
Number	Description
2.1†	Business Combination Agreement, dated as of February 21, 2021, by and among Trident Acquisitions Corp., Trident Merger Sub II Corp., and AutoLotto, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on February 23, 2021).
3.1	Second Amended and Restated Certificate of Incorporation of Lottery.com Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
3.2	Amended and Restated Bylaws of Lottery.com Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
4.1	Warrant Agreement, dated as of May 29, 2018, between TDAC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on June 4, 2018).
4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.1	Letter Agreement among Trident Acquisitions Corp., Trident Acquisitions Corp.’s officers, directors and stockholders (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-223655) filed by Lottery.com with the SEC on May 21, 2018).
10.2	Stock Escrow Agreement between Trident Acquisitions Corp., Continental Stock Transfer & Trust Company and the initial stockholders of Trident Acquisitions Corp (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Lottery.com with the SEC on June 4, 2018).
10.3	Services Agreement, dated as of March 10, 2020, by and between AutoLotto, Inc. and Master Goblin Games LLC (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.4	Amendment No. 1 to Services Agreement, dated as of June 28, 2021, by and between AutoLotto, Inc. and Master Goblin Games LLC (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-4 (Reg. No. 333-257734), filed by Lottery.com with the SEC on October 5, 2021).
10.5	Investor Rights Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.12 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.6	Initial Stockholder Forfeiture Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.13 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.7#	Employment Agreement, dated as of February 21, 2021, by and between Lawrence Anthony DiMatteo III and AutoLotto, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.8#	Employment Agreement, dated as of February 21, 2021, by and between Matthew Clemenson and AutoLotto, Inc. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.9#	Amendment to Employment Agreement, dated March 23, 2022, by and between Matthew Clemenson and Lottery.com (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.10#	Employment Agreement, dated as of February 21, 2021, by and between Ryan Dickinson and AutoLotto, Inc. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.11#	Amendment to Employment Agreement, dated March 23, 2022, by and between Ryan Dickinson and Lottery.com (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.12#	Employment Agreement, dated as of March 19, 2021, by and between Kathryn Lever and AutoLotto, Inc. (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.13#	Amendment to Employment Agreement, dated as of March 28, 2022, by and between Kathryn Lever and Lottery.com Inc. (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.14#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.15#	AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).

10.16#	Form of Restricted Stock Award Agreement under the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
10.17#	Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4 (Reg. No. 333- 257734), filed by Lottery.com with the SEC on October 5, 2021).
10.18#	Form of Option Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.19#	Form of Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.20#	Form of Director Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on April 1, 2022).
10.21#	Resignation and Release Agreement, dated July 22, 2022, by and between Lottery.com and Lawrence Anthony DiMatteo III (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on July 22, 2022).
10.22#	Consulting Agreement by and between AutoLotto, Inc. dba Lottery.com and Simpexe, LLC, specifically Harry Dhaliwal, dated July 1, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on July 6, 2022).
10.23+	Master Affiliate Agreement, dated as of October 2, 2021 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 16, 2022).
10.24	Loan Agreement (Deed), dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as lender (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K/A filed by Lottery.com with the SEC on May 10, 2023).
10.25	Loan Agreement Deed, Debenture Deed and Securitization, dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as security holder (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K/A filed by Lottery.com with the SEC on May 10, 2023).
10.26*	Amended and Restated Loan Agreement and Deed, dated August 8, 2023, between Lottery.com and United Capital Investments London Limited as lender
10.27**	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited.
10.28	Business Loan Agreement dated January 4, 2022, between AutoLotto, Inc. and The Provident Bank (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 22, 2023).
10.29	$30,000,000 Promissory Note dated January 4, 2022, between AutoLotto, Inc. and The Provident Bank (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on May 22, 2023).
10.30*	Amendment and Restatement Agreement in respect of Loan Agreement (Deed) dated 7 December 2022, between Lottery.com and Woodford Eurasia Assets Ltd.
10.40*	Lottery.com Inc. 2023 Employees’, Directors’ and Consultant’s Stock Issuance and Option Plan
10.50*	Nook Holdings Share Purchase Agreement
10.51*	Amendment 1 to Nook Holdings Share Purchase Agreement
21.1*	List of Subsidiaries of Lottery.com Inc. (incorporated by reference to Exhibit 21.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on November 4, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished herewith.

†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission. any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K/A Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOTTERY.COM INC.

Date: April 21, 2025	By:	/s/ Matthew McGahan
	Name:	Matthew McGahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew McGahan	Chief Executive Officer	April 21, 2025
Matthew McGahan	(Principal Executive Officer)

/s/ Matthew McGahan	Chairman of the Board	April 21, 2025
Matthew McGahan

/s/ Christopher Gooding	Director	April 21, 2025
Christopher Gooding

/s/ Paul S. Jordan	Director	April 21, 2025
Paul S. Jordan

/s/ Tamer T. Hassan	Director	April 21, 2025
Tamer T. Hassan

/s/ Warren Macal	Director	April 21, 2025
Warren Macal

