Form 10-K/A
period 2024-12-31
Lottery.com Inc.
filed 2025-04-22
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Lottery.com Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024. This Amended Report is being filed for the purpose of correcting an error wherein an outdated version of the opinion letter issued by Boladale Lawal & Company was inadvertently inserted into the approved draft of the Form 10-K. Additionally, the Company has reconciled errors contained in the iXBRL file.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Amended Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of Lottery.com Inc. (“Lottery.com”, the “Company”, “we” or “us”).

Forward-looking statements appear in a number of places in this Amended Annual Report, including, without limitation, under the headings in Part I, “Item 1. Business,” “Item 1A. Risk Factors,” and in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking.

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

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and December 31, 2023, respectively.

	For the Year Ended December 31,
	2024	2023	$ Change	% Change

Revenue	$1,065,7884	$7,018,819	$(5,953,031)	-85%
Cost of revenue	320,869	5,666,544	(5,349,676)	-94%
Gross profit	$744,919	$1,352,275	$(603,355)	-45%

Operating expenses:
Personnel costs	$4,761,186	$4,570,206	$190,980	4%
Professional fees	5,436,831	5,654,504	(217,673)	-5%
General and administrative	3,688,547	3,886,886	(198,339)	-5%
Depreciation and amortization	5,020,647	4,891,522	129,125	3%
Total operating expenses	18,907,211	19,003,118	(95,907)	-1%
Loss from operations	$(18,162,292)	$(17,650,843)	$(511,449)	3%

Other expenses
Interest expense	$508,563	$408,767	$99,796	24%
Other expenses	968,903	136,429	832,474	622%
Reserve for loss of prepaid advertising credits	4,745,000	-	4,745,000	-%
Loss on impairment of intangibles & goodwill	4,298,002	7,510,000	(3,211,998)	-43%
Total other expenses, net	10,520,468	8,055,196	2,465,272	31%

Net loss before income tax	$(28,682,760)	$(25,706,039)	(2,976,721)	12%
Income tax expense (benefit)	26,315	60,000	(33,685)	-56%
Net loss	$(28,709,075)	$(25,766,039)	$(1,801,964)	-7%

Other comprehensive loss
Foreign currency translation adjustment, net	$317,424	$(70,273)	$387,697	-553%
Comprehensive loss	$(28,391,651)	$(25,836,312)	$(2,555,339)	10%

Net income (loss) attributable to noncontrolling interest	$(170,046)	$(272,613)	$(102,567)	-38%
Net loss attributable to Lottery.com, Inc.	$(28,221,605)	$(25,563,699)	$(2,657,906)	12%

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

Other Expense. Other expense increased by $832,000, or 610%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 from $136,000 to $969,000. This increase was driven primarily by payment of a commitment fee for a Stock Purchase Agreement entered into in November of 2024.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(263,468,728), net loss of $(28,709,075) and a negative working capital of $(14,504,984). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our procedures included, among others:

We obtained and reviewed the original transactions documentation and correspondence between the parties,

■	We evaluated the consistency of management’s position, reviewed legal representations and opinions regarding enforceability.
■	We considered whether the asset remained probable of being realized in future periods.
■	We proposed an allowance of 25% to the income statement
■	We reviewed the journal entry posting, recalculated the prepayment amortization schedule and credit balance on the advertising agreements
■	We also evaluated the adequacy of the Company’s disclosures related to this prepaid balance in note 2

Intangible assets

As discussed in Note 3 to the financial statements, the company recognized Goodwill, Trade Name, Customers Relationship and Developed Technology assets related to the acquisition of a subsidiary S&MI Ltd, through a share purchase agreement, and became a wholly owned subsidiary of Lottery.com Inc. Determination of the cost of the intangible assets and goodwill, the method as well as the rate of the amortization requires the use of significant judgement and estimates. An independent third-party valuation firm was utilized and worked with management to evaluate key components and significant data inputs which were utilized in performing the analysis. The valuation firm also provided guidance to Management about best practices with respect to useful lives of various types of intangible assets.

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

April 22, 2025

LOTTERY.COM INC.

LOTTERY.COM, INC. CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$68,035	$359,826
Restricted cash	-	-
Accounts receivable	494,129	55,586
Prepaid expenses	14,449,333	19,020,159
Other current assets	880,961	907,632
Total current assets	15,892,458	20,343,203

Notes receivable	2,250,000	2,000,000
Investments	250,000	250,000
Goodwill	9,061,675	11,227,491
Intangible assets, net	12,569,165	17,681,874
Property and equipment, net	12,124	21,309
Other long-term assets	12,906,849	12,884,686
Total assets	$52,942,271	$64,408,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$8,241,311	$8,049,531
Deferred revenue	250,000	357,143
Notes payable - current	6,110,777	6,026,669
Accrued interest	1,218,864	858,875
Accrued and other expenses	12,161,311	11,359,616
Other liabilities	2,415,179	1,167,111
Total current liabilities	30,397,442	27,818,945

Long-term liabilities:
Convertible debt, net - noncurrent	-	-
Other long-term liabilities	-	-
Total long-term liabilities		-
Commitments and contingencies (Note 13)	-	-
Total liabilities	30,397,442	27,818,945

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 18,326,855 and 2,877,045 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	18,327	2,877
Additional paid-in capital	283,913,433	269,690,569
Accumulated other comprehensive loss	16,880	(91,667)
Accumulated deficit	(263,468,728)	(235,132,590)
Total Lottery.com Inc. stockholders’ equity	20,479,912	34,469,189
Noncontrolling interest	2,064,917	2,120,429
Total Equity	22,544,829	36,589,618

Total liabilities and stockholders’ equity	$52,942,271	$64,408,563

The accompanying notes are an integral part of these restated consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023

Revenue	$1,065,788	$7,018,819
Cost of revenue	320,869	5,666,544
Gross profit	744,919	1,352,275

Operating expenses:
Personnel costs	4,761,186	4,570,206
Professional fees	5,436,831	5,654,504
General and administrative	3,688,547	3,886,886
Depreciation and amortization	5,020,647	4,891,522
Total operating expenses	18,907,211	19,003,118
Loss from operations	(18,162,292)	(17,650,843)

Other expenses
Interest expense	508,563	408,767
Other expense	968,903	136,429
Reserve for loss of prepaid advertising credits	4,745,000	-
Loss on impairment of intangibles & goodwill	4,298,002	7,510,000
Total other expenses, net	10,520,468	8,055,196
Net loss before income tax	(28,682,760)	(25,706,039)
Income tax expense (benefit) check 2022 may need reclass 23,364	26,315	60,000
Net loss	(28,709,075)	(25,766,039)

Other comprehensive loss
Foreign currency translation adjustment, net	317,424	(70,273)
Comprehensive loss	(28,391,651)	(25,836,312)

Net income (loss) attributable to noncontrolling interest	170,046	272,613
Net loss attributable to Lottery.com Inc.	$(28,221,605)	$(25,563,699)

Net loss per common share
Basic and diluted	$(3.27)	$(9.81)

Weighted average common shares outstanding
Basic and diluted recheck WA shares	8,637,552	2,604,717

The accompanying notes are an integral part of these restated consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEAR ENDING DECEMBER 31, 2024 and 2023

						Total
					Accumulated	AutoLotto
			Additional		Other	Inc.		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2022	2,527,045	2,527	267,597,370	(208,187,210)	3,622	59,416,309	2,400,176	61,816,485
Stock based compensation	350,000	350	2,093,199	-	-	2,093,549	-	358,349
Prior period adjustments to Accumulated Deficit					(25,016)	(25,016)		(25,016)
Other comprehensive loss	-	-	--	(1,381,681)	(70,273)	(1,451,954)	(7,135)	(1,459,089)
Net loss				(25,563,699)		(25,563,699)	(272,612)	(25,836,311)
Balance as of December 31, 2023	2,877,045	2,877	269,690,569	(235,132,590)	(91,667)	34,469,189	2,120,429	36,589,618
Stock based compensation	1,839,290	1,839	1,684,810	-	-	1,686,649	-	1,686,649
Stock issued for acquisition of subsidiary	98,480	98	90,209	-	-	90,307	-	90,307
Stock issued for conversion of debt to equity	2,740,200	2,740	2,510,053	-		2,512,793		2,512,793
Exercise of Stock Options	48,720	49	44,628	-	-	44,677	-	44,677
Warrants issued to retire debt	-	-	-	-	-	70,671		70,671
Stock issued for Commitment fee, Stock Purchase Agreement	512,660	513	469,602			470,115		470,115
Stock issued in lieu of cash payments	10,210,460	10,210	9,352,892			9,363,102		9,363,102
Prior period adjustment				(114,553)		(114,533)	114,553	-
Other comprehensive loss	-	-	-	-	108,547	108,547	-	108,547
Net loss	-	-	-	(28,221,605)	-	(28,221,605)	(170,046)	(28,391,651)
Balance as of December 31, 2024	18,326,855	18,326	283,913,433	(263,468,278)	16,880	20,479,912	2,064,916	22,544,829

The accompanying notes are an integral part of these restated consolidated financial statements.

LOTTERY.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023

Cash flow from operating activities
Net loss attributable to Lottery.com Inc.	$(28,221,605)	$(25,563,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income (loss) attributable to noncontrolling interest	170,045	279,747
Depreciation and amortization	5,020,647	4,891,522
Stock based compensation expense	1,640,274	2,093,199
Stock issued in lieu of cash payments	9,352,892	-
Stock issued for commit fee, stock purchase agreement	469,602	-
Warrants issued to retire debt	70,671	-
Loss on impairment of goodwill and intangibles	4,298,002	7,510,000

Changes in assets & liabilities:
Accounts receivable	(438,543)	153,062
Prepaid expenses	4,570,826	389,164
Notes Receivable	(250,000)	-
Other current assets	26,671	(189,082)
Other long term assets	-	125,000
Trade payables	(191,780)	441,898
Deferred revenue	(107,143)	(107,143)
Accrued interest	359,989	374,703
Accrued and other expenses	461,604	6,982,476
Other liabilities	543,508	542,083
Liability for acquisition of subsidiary	704,560	-
Other long-term liabilities	-	-
Prior period adjustments to Accumulated Deficit		(32,151)
Net cash used by operating activities	(1,519,779)	(2,109,221)

Cash flow from investing activities
Purchases of property and equipment	-	-
Investment in goodwill and intangibles	(1,549,184)	-
Net cash used in investing activities	(1,549,184)	-

Cash flow from financing activities
Proceeds (Payments) from loans from execs	375,666	-
Proceeds (Payments) from convertible notes payable	2,510,053	2,270,993
Net cash provided by financing activities	2,885,719	2,270,993
Effect of exchange rate changes on cash	(108,547)	95,289
Net change in net cash and restricted cash	(291,791)	257,061
Cash and restricted cash at beginning of period	359,826	102,766
Cash and restricted cash at end of period	$68,035	$359,826

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

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

In connection with the Company’s 2022 Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has on a consolidated basis an accumulated deficit of approximately $263.5 million and working capital of approximately negative $14.5 million on December 31, 2024. For the year ending December 31, 2024, the Company sustained a net loss of $28.2 million. The Company sustained a loss from operations of $18.2 million and $17.7 million for the years ending December 31, 2024 and 2023, respectively. Subsequently, the Company sustained additional operating losses and anticipates additional operating losses for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Prepaid Expenses for Advertising Credits

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

Note 5. Prepaid Expenses

Prepaid expenses consist primarily of advertising credits from two top tier media organizations that operate in the United States. The advertising credits were obtained in return for warrants, shares of common stock and shares of preferred stock. The agreements do not specify a time period for utilizing these credits and there is no requirement to provide cash or other consideration in connection with utilizing them. The balance can be utilized at any time at the mutual consent of the parties. The Company expects to begin utilizing these credits in the second quarter of 2025. Accordingly, they are presented as current assets.

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

Note 8. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	December 31, 2024				December 31, 2023
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,352,200	$(1,318,033)	$34,167	$1,350,000	$(1,006,389)	$343,611
Trade name	6 years	2,577,000	(2,314,769)	262,231	2,550,000	(1,555,925)	994,075
Technology	6 years	3,254,800	(2,737,567)	517,233	3,050,000	(2,257,205)	792,795
Software agreements	6 years	14,450,000	(11,545,000)	2,905,000	14,450,000	(8,791,944)	5,658,056
Gaming license	6 years	4,020,000	(2,345,000)	1,675,000	4,020,000	(1,675,000)	2,345,000
Internally developed software	2 - 10 years	3,316,923	(1,450,754)	2,342,969	2,904,473	(737,053)	2,167,420
Domain name	15 years	6,935,000	(2,016,417)	4,832,565	6,935,000	(1,554,083)	5,380,917
		$35,905,923	$(23,727,540)	$12,569,165	$35,259,473	$(17,577,599)	$17,681,874

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

Estimated amortization expense for years of useful life remaining is as follows: double check future amortization.

Years ending December 31,	Amount
2025	$4,471,467
2026	2,396,467
2027	1,280,623
2028	712,208
2029	643,941
Thereafter	3,064,460
$12,569,165

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

Note 12. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
	2024	2023

Comprehensive net loss attributable to stockholders	$(28,221,605)	$(25,563,699)

Weighted average common shares outstanding
Basic and diluted	8,637,552	2,604,717

Net loss per common share
Basic and diluted	$(3.27)	$(9.81)

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

	Year ended December 31, 2024
	2024	2023

Tax Expense at statutory federal rate of 21%	$(5,510,503)	$(5,369,121)
State income taxes, net of federal income tax benefit	26,315	60,000
Foreign Rate Differential	319	319
Permanent Differences	1,203,361	1,203,361
Other - Misc.
Change in Valuation Allowance	4,306,823	4,165,441
Income tax expense (benefit)	26,315	60,000

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

LOTTERY.COM INC.

Date: April 22, 2025	By:	/s/ Matthew McGahan
	Name:	Matthew McGahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew McGahan	Chief Executive Officer	April 22, 2025
Matthew McGahan	(Principal Executive Officer)

/s/ Matthew McGahan	Chairman of the Board	April 22, 2025
Matthew McGahan

/s/ Christopher Gooding	Director	April 22, 2025
Christopher Gooding

/s/ Paul S. Jordan	Director	April 22, 2025
Paul S. Jordan

/s/ Tamer T. Hassan	Director	April 22, 2025
Tamer T. Hassan

/s/ Warren Macal	Director	April 22, 2025
Warren Macal

