Form 10-Q
period 2025-03-31
Lottery.com Inc.
filed 2025-05-21
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission File Number: 001-38508

Lottery.com Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-1996183
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5049 Edwards Ranch Rd., 4th Floor, Fort Worth, TX	76109
(Address of principal executive offices)	(zip code)

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

As of May 14, 2025, 26,700,060 shares of common stock, par value $0.001 per share were issued and outstanding.

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

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2024 (the Amended “Annual Report”) which was filed on April 22, 2025 and in this Report, as such factors may be updated in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), as well as the following:

●	The findings of the previously disclosed Internal Investigation (as defined herein) and other matters have exposed us to a number of legal proceedings, investigations and inquiries, resulted in significant legal and other expenses, required significant time and attention from our senior management, among other adverse impacts.

●	We and certain of our former officers are, and in the future, we or our officers and directors may become, the subject of legal proceedings, investigations and inquiries by governmental agencies with respect to the findings of the Internal Investigation and other matters, which could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations, and could result in additional claims and material liabilities.

●	We have been named as a defendant in a number of lawsuits filed by purchasers of our securities, including class action lawsuits that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

●	Matters relating to or arising from the restatement and the Internal Investigation, including adverse publicity and potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

●	In July 2022, we furloughed the majority of our employees and suspended our lottery game sales operations after determining that we did not have sufficient financial resources to fund our operations or pay certain existing obligations, including our payroll and related obligations. As a result, we may not be able to continue as a going concern.

●	We need additional capital to, among other things, support and restart our operations, re-hire employees and pay our expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

●	The circumstances that led to the failure to file our annual report and quarterly reports on time, and our efforts to investigate, assess and remediate those matters have caused and may continue to cause substantial delays in our SEC filings.

●	Our inability to compete with other forms of entertainment for consumers’ discretionary time and income.

●	Economic downturns, inflation, geopolitical and political and market conditions beyond our control.

●	Negative events or media coverage relating to our business, our management and directors, the lottery, lottery games or online gaming or betting.

●	Our inability to attract and retain users, including as a result of failing to appear in Internet search engine results.

●	Our continued ability to use domain names to promote and increase the value of our brand.

●	Scrutiny by stakeholders with respect to responsible gaming and ethical conduct.

●	Our ability to achieve profitability and growth in the newly-developed market for online lottery games.

●	Our inability to profitably expand into new markets or capitalize on new gaming and lottery industry trends and changes, such as by developing successful new product offerings.

●	The effectiveness of our marketing efforts in developing and maintaining our brand and reputation.

●	Failure to offer high-quality user support.

●	Adverse impacts to user relationships resulting from disruptions to our information technology.

●	The vulnerability of our information systems to cyberattacks and disruptions caused with respect thereto, including an inability to securely maintain personal and other proprietary user information.

●	Our inability to adapt to changes or updates in the Internet, mobile or personal devices, or new technology platforms or network infrastructures.

●	The exposure of our online infrastructure to risks relating to new and untested distributed ledger technology.

●	Our inability to comply with complex, ever-changing and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming and lottery industries.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or software component products for our gaming platforms, product offerings and the processing of user payments and withdrawals.

●	Our inability to maintain successful relationships and/or agreements with lottery organizations and other third-party marketing or service provider affiliates.

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations required for the operation of our business.

●	The effectiveness of our transition and compliance with the regulatory and other requirements of being a newly public company.

●	We are currently not in compliance with the continued listing standards of Nasdaq and we may not be able to regain compliance with Nasdaq’s continued listing standards in the future.

●	Limited liquidity and trading of our securities.

●	Lenders may not loan us the amounts they agreed to under existing Loan Agreements.

●	Our obligations under the Loan Agreement (as defined herein) are secured by a first priority security interest in substantially all of our assets and if we were to default, they could force us to curtail or abandon our business plans and operations.

●	The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford, UCIL, or Univest (as defined herein) under their Loan Agreements may depress the market price of our common stock and cause substantial dilution.

●	We currently owe a significant amount of money under our Loan Agreements, which we may not be able to repay.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS

Current assets:
Cash	$468,677	$68,035
Restricted Cash	-	-
Accounts receivable	487,133	494,129
Prepaid expenses	14,373,230	14,449,333
Other current assets	1,130,272	880,961
Total current assets	16,459,312	15,892,458

Notes receivable	2,000,000	2,250,000
Investments	250,000	250,000
Goodwill	9,061,675	9,061,675
Intangible assets, net	12,780,032	12,569,165
Property and equipment, net	3,426	12,124
Other long-term assets	12,884,686	12,906,849
Total assets	$53,439,131	$52,942,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$8,496,714	$8,241,311
Deferred revenue	223,214	250,000
Notes payable - current	6,212,536	5,735,110
Accrued interest	1,270,044	1,218,864
Accrued and other expenses	11,268,723	12,161,311
Other liabilities	4,061,546	2,790,845
Total current liabilities	31,532,777	30,397,442

Long-term liabilities:
Convertible debt, net - non current	-	-
Other long-term liabilities	-	-
Total long-term liabilities	-	-
Commitments and contingencies (Note 13)	-	-
Total liabilities	31,532,777	30,397,442

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 26,700,060 and 18,326,855 issued and outstanding March 31, 2025 and December 31, 2025, respectively	26,700	18,327
Additional paid-in capital	286,789,488	283,913,433
Accumulated other comprehensive loss	(182,283)	16,880
Accumulated deficit	(266,775,196)	(263,468,728)
Total Lottery.com Inc. stockholders’ equity	19,858,709	20,479,912
Noncontrolling interest	2,047,645	2,064,917
Total Equity	21,906,354	22,544,829

Total liabilities and stockholders’ equity	$53,439,131	$52,942,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Revenue	$223,849	$259,319
Cost of revenue	162,468	83,787
Gross profit	61,381	175,532

Operating expenses:
Personnel costs	686,637	984,679
Professional fees	1,089,207	2,018,955
General and administrative	738,693	1,481,745
Depreciation and amortization	1,026,826	1,284,982
Total operating expenses	3,541,363	5,770,361
Loss from operations	(3,479,982)	(5,594,829)

Other expenses
Interest expense/ (income)	(124,541)	102,217
Other expense	(64,571)	52,676
Total other expenses, net	(189,112)	154,893

Net loss before income tax	(3,290,870)	(5,749,722)
Income tax expense (benefit)	4,150	4,150
Net loss	(3,295,020)	(5,753,872)
Other comprehensive loss
Foreign currency translation adjustment, net	(28,720)	102,214
Comprehensive loss	(3,323,740)	(5,651,658)

Net income attributable to noncontrolling interest	(17,272)	(57,321)
Net loss attributable to Lottery.com Inc.	$(3,306,468)	$(5,594,337)

Net loss per common share
Basic and diluted	$(0.14)	$(1.40)

Weighted average common shares outstanding
Basic and diluted recheck WA shares	23,990,699	4,008,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2025 and 2024

						Total
					Accumulated	AutoLotto
			Additional		Other	Inc.		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2023	2,877,045	2,877	$269,690,569	$(235,132,590)	(91,667)	34,469,189	2,120,429	36,589,618
Stock based compensation	1,851,277	1,851	3,652,273					3,654,124
Other comprehensive loss					16,673	16,673		16,673
Net loss				(5,708,979)		(5,708,979)	(67,640)	(5,776,619)
Balance as of March 31, 2024	4,728,322	$4,728	273,342,842	(240,841,569)	(74,994)	$32,431,007	$2,052,789	$34,483,796
Balance as of December 31, 2024	18,326,855	$18,327	$283,913,433	(263,468,728)	16,880	$20,479,912	$2,064,916	$22,544,829

Stock issued for debt conversion	612,569	613	210,407			211,020		211,020
Stock issued in lieu of cash	7,760,636	7,760	2,665,648			2,673,408		2,673,408
Other comprehensive loss					(199,163)	(199,163)		(199,163)
Net loss				(3,306,468)		(3,306,468)	(17,272)	(3,323,740)
Balance as of March 31, 2025	26,700,060	26,700	286,789,488	(266,775,196)	(182,283)	19,858,709	2,047,645	21,906,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Lottery.com Inc.	$(3,306,468)	$(5,708,979)
Adjustments to reconcile net income to net cash used in operating activities:
Loss Attributable to noncontrolling interest	17,272	(57,321)
Depreciation and amortization	1,026,826	1,283,558
Stock based compensation expense	-	3,651,655
Stock issued in lieu of cash	2,673,409	-
Changes in assets and liabilities:
Accounts receivable	6,996	(220,828)
Prepaid expenses	78,666	(24,673)
Other current assets	(251,874)	6,590
Other long-term assets	22,163	-
Trade payables	255,403	(25,939)
Accrued and other expenses	(892,588)	(57,373)
Deferred revenue	(26,786)	(26,886)
Other liabilities	(229,299)	-
Other liabilities - acquisition	1,500,000	-
Accrued interest	51,180	102,206
Net cash (used in) provided by operating activities	924,900	(1,077,990)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary, net	(1,500,000)	-
Proceeds from collection of note receivable	250,000	-
Net cash used in investing activities	(1,250,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Payments) of short term loans	18,221	-
Proceeds (Payments) of convertible notes	678,801	700,000
Net cash (used in) provided by financing activities	697,022	700,000
Net effect of exchange rate changes on Cash	28,720	102,214
NET CHANGE IN NET CASH AND RESTRICTED CASH	400,642	(275,776)
CASH AND RESTRICTED CASH - BEGINNING OF YEAR	68,035	359,826
CASH AND RESTRICTED CASH - END OF PERIOD	$468,677	$84,050
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2025

Note 1. Nature of Operations

Description of Business

Lottery.com Inc. (formerly Trident Acquisitions Corp) (“TDAC”, “Lottery.com” or “the Company”), was formed as a Delaware corporation on March 17, 2016. On October 29, 2021, we consummated a business combination (the “Business Combination”) with AutoLotto, Inc. (“AutoLotto”). Following the closing of the Business Combination (the “Closing”) we changed our name from “Trident Acquisitions Corp.” to “Lottery.com Inc.” and the business of AutoLotto became our business. In connection with the Business Combination the Company moved its headquarters from New York, New York to Spicewood, Texas. In September of 2024, the Company moved its headquarters to Fort Worth, Texas.

The Company is a leading provider of domestic and international gaming and sports products and services. As an independent third-party lottery game service, the Company offers a platform that it developed and operates to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad (the “Platform”). The Company’s revenue generating activities are focused on (i) offering the Platform via the Lottery.com app and our websites to users located in the U.S. and international jurisdictions where the sale of lottery games is legal and our services are enabled for the remote purchase of legally sanctioned lottery games (our “B2C Platform”); (ii) delivering global lottery data, such as winning numbers and results, and sports data, such as scores and statistics, to commercial digital subscribers and provide access to other proprietary, anonymized transaction data pursuant to multi-year contracts (“Data Service”); and (iii) the creation and distribution of highly curated sports and entertainment content which will be supported both by subscriptions and paid advertising.

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

The Company completed the acquisition of Spektrum Ltd from PlusEvo Ltd through a signed Share Purchase Agreement (SPA) on March 13, 2025. This acquisition, valued at $1.5 million in common stock at $3 per share, supports Lottery.com’s strategic expansion and the development of Lottery.com International. The acquisition provides the Company with a compliant platform to support lottery, sweepstakes and social gaming operations in dozens of international jurisdictions.

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

In connection with the Company’s Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $266.8 million and working capital of approximately negative $15.0 million on March 31, 2025. For the quarter ended March 31, 2025, the company sustained a loss of $3.3 million. For the year ending December 31, 2024, the Company sustained a net loss of $28.2 million. The Company sustained a loss from operations of $25.6 million and $60.0 million for the years ending December 31, 2023 and 2022, respectively. Subsequently, the Company sustained additional operating losses and anticipates additional operating losses for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash holdings are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $33,601 on May 16, 2025 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

Foreign currency translation

Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. dollars using period end exchange rates. Global Gaming operates in Mexican Pesos and the base currency for S&MI Ltd. is British Pounds. Sales, costs and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss).

Cash and Restricted Cash

As of March 31, 2025 and December 31, 2024, cash was comprised of cash deposits. From time-to-time cash deposits with some banks may exceed federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of March 31, 2025 and December 31, 2024.

Accounts Receivable

The Company through its various merchant providers pre-authorizes forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and does not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, which are its customers, in the normal course of business. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. In the fall of 2024, the Company completed a project whereby certain older items in accounts receivable for the TinBu subsidiary were offset against the allowance for uncollectible receivables, resulting in a reduction in the number of individual items in accounts receivable which were aged greater than 90 days and the total amount for them. At the completion of this project, the balance in the allowance for uncollectible receivables was $22,016. At the end of 2024 the Company increased the allowance for uncollectible receivables by $10,984. At December 31, 2024 the allowance for uncollectible receivables was $33,000 whereas, before the project described above, it was $94,270 at December 31, 2023. The Company did not increase in its allowance for uncollectible receivables as of March 31, 2025.

Prepaid Expenses for Advertising Credits

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with two third parties to provide advertising services and issued equity instruments as compensation for the advertising services (“Prepaid advertising credits”). The Company expenses the service as it is performed by the third parties. The value of the services provided were used to value these contracts, except for the year ended December 31, 2021 the Company reserved for potential inability to realize $2,000,000 of prepaid advertising credits in future periods. For the period ending December 31, 2024, the Company determined that approximately an additional $4,745,000 of prepaid advertising credits purchased during 2017 and 2018 may not be able to be fully utilized. As a result, the Company decreased prepaid expenses by $4,745,000 and increased its reserve for loss of prepaid advertising credits by $4,745,000. Prepaid expenses are included in current assets on the consolidated balance sheets. The Company had total remaining prepaid expenses of $14,356,591 for the three months ended March 31, 2025 and $14,449,333 for the year ended December 31, 2024, respectively.

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

Payment terms vary by the type and location of the customer and the products or services offered. The period between invoicing and when payment is due is not significant. For certain products or services and customer types, management requires payment before the products or services are delivered to the customer.

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

Following are details of the purchase price allocated to the intangible assets acquired.

Category	Fair Value

Customer relationships	$410,000
Gaming licensees	4,020,000
Trade names and trademarks	2,540,000
Technology	1,620,000

Total Intangibles	8,590,000

S&MI Ltd Acquisition

On September 1, 2024, the Company finalized an agreement for the acquisition of S&MI, Ltd. with its shareholders (the “Share Purchase and Sale Agreement”), wherein the Purchase Price is the total equivalent One Million Dollars USD ($1,000,000.00) in restricted stock units of common shares in the Company. (the “Payment-In-Kind”) fixed at Three Dollars USD ($3.00) per share (the “Fixed Price”). Purchase Price is to be paid out over five payments on the following schedule: The first payment of $150,000 in restricted common stock (50,000 shares) of the Company is due and payable on September 1, 2024 (the “Completion Date” the “First Issuance Date”.). The remaining payments in restricted common stock to the shareholders of S&MI Ltd. by the Company will be made as follows: (i) a second payment of $212,500 (70,833 shares) due on or before the 31st day following ninety days after the Completion Date (the Second Issuance Date”); (ii) a third payment, of $212,500 (70,833 shares) due on or before the 31st day following ninety days after the Second Issuance Date (the Third Issuance Date”); (iii) a fourth payment of $212,500 (70,833 shares) due on or before the 31st day following ninety days after the Third Issuance Date (the “Fourth Issuance Date”); and (vi) a fifth and final payment of $212,500 (70,834 shares) due on or before the 31st day following ninety days after the Fourth Issuance Date.

In the event that the closing price of the restricted stock units of common shares of the Company to be issued to the shareholders of S&MI, Ltd. is lower than the Fixed Purchase Price on the six (6) month anniversary of any issuance date of said shares (collectively the “Anniversary Issuance Price”), then the Fixed Purchase Price shall be adjusted downward to the volume-weighted average price (“VWAP”) of the common stock for the five (5) consecutive trading days immediately preceding the six (6) month anniversary date of said issuance date. Accordingly, the Company shall be obligated to tender to the shareholders of S&MI, Ltd. additional restricted common shares of the Company to make up the difference between the Fixed Purchase Price and the Anniversary Issuance Price.

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

Accounts receivable, net	124,928
Other Receivables	50,817
Intangible assets	234,000
Goodwill	1,315,000
Total assets	$1,724,745

Accounts payable and other liabilities	$(175,543)
Director’s Loan	(558,632)
Total liabilities	$(734,175)

Total net assets of Acquirees	$990,570

Note 4. Property and Equipment, net

Property and equipment, net as of March 31, 2025 and December 31, 2024, consisted of the following:

	March 31, 2025	December 31, 2024

Computers and equipment	$117,256	$123,911
Furniture and fixtures	16,898	16,900
Software	2,026,200	2,026,200
Property and equipment	2,160,354	2,167,011
Accumulated depreciation	(2,149,445)	(2,154,887)
Property and equipment, net	$3,426	$12,124

Depreciation expense for the three months ended March 31, 2025 was $1,718 and was $2,846 for the three months ended March 31, 2024.

Note 5. Prepaid Expenses for Advertising Credits

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into agreements with two third parties to provide advertising services and issued equity instruments as compensation for the advertising services (“Prepaid advertising credits”). The Company expenses the service as it is performed by the third parties. The value of the services provided were used to value these contracts, except for the year ended December 31, 2021 the Company reserved for potential inability to realize $2,000,000 of prepaid advertising credits in future periods. For the period ending December 31, 2024, the Company determined that approximately an additional $4,745,000 of prepaid advertising credits purchased during 2017 and 2018 may not be able to be fully utilized. As a result, the Company decreased prepaid expenses by $4,745,000 and increased its reserve for loss of prepaid advertising credits by $4,745,000. Prepaid expenses are included in current assets on the consolidated balance sheets. The Company had total remaining prepaid expenses of $14,356,591 for the three months ended March 31, 2025 and $14,449,333 for the year ended December 31, 2024, respectively.

Note 6. Notes Receivable

On October 5, 2021, the Company provided $250,000 to SP Global Holdings in exchange for a 3 year promissory note with interest at 8%. Principal and accrued interest are due in a balloon payment at maturity. In March of 2025, the company received payment from SP Holdings for principal and accrued interest. The balance due from SP Holdings at March 31, 2025 is $0.

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

Note 7. Write-Off of Goodwill and Intangibles

As required by ASC 350 Intangibles – Goodwill and Other Impairment and ASC 360 – Impairment Testing: Long-Lived Assets, in connection with preparing the consolidated financial statements for the period ended December 31, 2023, management conducted a review as to whether there were conditions or circumstances that may indicate the impairment of its long-lived assets, goodwill and other indefinite-lived intangible assets.

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

Note 8. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	March 31, 2025				December 31, 2024
		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,352,200	$(1,321,450)	$30,750	$1,352,200	$(1,318,033)	$34,167
Trade name	6 years	2,577,000	(2,364,750)	212,250	2,577,000	(2,314,769)	262,231
Technology	6 years	4,754,800	(2,742,979)	2,011,821	3,254,800	(2,737,567)	517,233
Software agreements	6 years	14,450,000	(12,512,500)	1,870,000	14,450,000	(11,545,000)	2,905,000
Gaming license	6 years	4,020,000	(2,512,500)	1,507,500	4,020,000	(2,345,000)	1,675,000
Internally developed software	2 - 10 years	3,312,923	(1,539,297)	2,254,426	3,316,923	(1,450,754)	2,342,969
Domain name	15 years	6,935,000	(2,041,715)	4,976,736	6,935,000	(2,016,417)	4,832,565
		$37,405,923	$(25,095,857)	$12,780,317	$35,905,923	$(23,727,540)	$12,569,165

Amortization expense with respect to intangible assets for the three months ended March 31, 2025 and 2024 totaled $1,026,826 and $1,284,982, respectively, which is included in depreciation and amortization in the Statements of Operations. The Company determined that there was an impairment of long-lived assets of $412,450 during the year ended December 31, 2022, which relates to a project no longer being pursued by the Company. In connection with the annual review of goodwill and intangibles, the Company determined that it was necessary to write down goodwill by $5,650,000 for TinBu and $1,060,200 for Global Gaming. The total impairment charges related to goodwill were $6,710,200 for the year ended December 31, 2023. It was also determined that there was impairment of certain intangible assets related to Global Gaming. As a result, for the year ended December 31, 2023 the Company recorded impairment charges of $488,300 to trade names and trademarks and $311,500 to technology acquired from Global Gaming. The total impairment charges to intangible assets for the year ended December 31, 2023 were $798,800.

Similarly, the company performed an impairment analysis for the three months ended September 30, 2024 and as a result of that analysis it was determined that impairment charges were necessary. Impairments of goodwill for $1.6 million against Tinbu’s goodwill and $1.9 million against Global Gaming’s goodwill and $817,000 against intangibles of Global Gaming were recorded. This consisted of impairments against Trade Names & Technology in the amount of $547,000, Technology in the amount of $119,000, and Customer Relationships in the amount of $150,000. There were no other impairments identified or recorded for the year ended December 31, 2024.

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
2025	$3,204,570
2026	2,197,760
2027	1,181,179
2028	678,075
2029	643,941
Thereafter	4,874,507
$12,780,032

The Company had software development costs of $476,850 related to projects not placed in service as of both March 31, 2025 and December 31, 2024, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

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

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties verbally agreed to extend the maturity of the notes to December 31, 2021. The Company cannot prepay the loan without consent from the noteholders. As of December 31, 2021, there were no Qualified Financing events, that trigger conversion, this included the TDAC combination. As of December 31, 2022, the remaining outstanding balance of $771,500 which relates to notes that are no longer convertible was reclassified to Notes Payable as per the agreement. As of both March 31, 2025 and December 31, 2024, the balance due on these notes was $771,500. Accrued interest on the Series A notes payable was $318,909 on March 31, 2025 and on December 31, 2024.

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

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 488,226 shares of Lottery.com common stock [after accounting for the 20:1 reverse stock split that took place on August 9, 2023]. As of December 31, 2023, the remaining notes comprising the outstanding balance of $185,095 were no longer convertible and were reclassified to notes payable. See Note 9 Accrued interest on this note payable as of March 31, 2025 and December 31, 2024 was $83,298 and $79,647, respectively.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of March 31, 2025 and December 31, 2024, the balance of the loan was $150,000. As of March 31, 2025 and December 31, 2024, the accrued interest on this note was $7,125 and $6,756 respectively.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at a variable rate, are unsecured, and the parties have verbally agreed the notes will be due upon a qualifying financing event. As of March 31, 2025 and December 31, 2024, the balance of the loans totaled $13,000, respectively.

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

As of both March 31, 2025 and December 31, 2024, the balance of the notes was $2,336,081. Accrued interest on these notes was $341,984 on March 31, 2025 and $350,434 on December 31, 2024, respectively.

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

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of March 31, 2025, there were no shares of preferred stock issued and outstanding.

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

As of March 31, 2025 and December 31, 2024, 26,700,060 and 18,326,855 shares of Common Stock, post reverse stock split, respectively, were outstanding. During the quarter ended March 31, 2025, the Company issued the following shares of common stock.

Issuance from conversion of notes	78,574
Issuance in lieu of cash payments	8,294,631

Total	8,373,205

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

After giving effect to the Business Combination, as of March 31, 2025 there were Public Warrants outstanding for the issuance of 20,125,000 shares of common stock of the Company, which total includes previously issued warrants of AutoLotto, now warrants of Lottery.com Inc.,. In addition other warrants from 2015 and 2018 are exercisable for the purchase of an aggregate of 19,784 shares of common stock of the Company, the majority of which will expire in October of 2025.

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

Unit Purchase Option

On June 1, 2018, the Company sold to the underwriter (and its designees), for $100, an option to purchase up to a total of 87,500 Units exercisable at $240.00 per Unit (or an aggregate exercise price of $21,000,000) commencing on the consummation of the Business Combination. The 87,500 Units represents the right to purchase 87,500 shares of common stock and 87,500 warrants to purchase 87,500 shares of common stock. The unit purchase option, which was exercisable for cash or on a cashless basis, at the holder’s option, expired on May 29, 2023. The Units issuable upon exercise of this option were identical to those offered by Lottery.com. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Business Combination resulting in a charge directly to stockholders’ equity. As of December 31, 2023 all of the 87,500 Units have been forfeited.

Common Stock

The Company did not issue any warrants during the three months ended March 31, 2025. During the year ended December 31, 2024, the company issued 458,370 warrants to a third party consulting firm and 1,996,713 warrants as part of the commitment fee pursuant to the Stock Purchase Agreement with Generating Alpha. The 24,415 outstanding warrants are fully vested and have a weighted average remaining contractual life of 2.7 years. The 2.5 million warrants issued during 2024 are fully vested and have a weighted average remaining contractual life of 3.5 years. The Company did not incur any expense for the three months ended March 31, 2025 and recorded expenses of $693,397 for the year ended December 31, 2024.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2023	24,415	$0.11	2.82	$1,200,387
Granted	2,455,083	0.30	3.5	693,397
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at December 31, 2024	2,479,478	0.29	3.45	1,893,794
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at March 31, 2025	2,479,478	$0.29	3.74	$1,893,794

Earnout Shares

As detailed in Note 4 - as part of the TDAC Combination as of December 31, 2021 a total of 5,000,000 Earnout Shares were eligible for issuance until December 31, 2022. Conditions for the earnout were not met and the potential earnout shares were forfeited on December 31, 2022.

Note 11. Stock-based Compensation Expense

2015 Stock Option Plan

Prior to the closing of the Business Combination, AutoLotto had the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (the “2015 Plan”) in place. Under the 2015 Plan, incentive stock options may be granted at a price not less than fair market value of the common stock (110% of fair value to holders of 10% or more of voting stock). If the Common Stock is at the time of grant listed on any Stock Exchange, then the Fair Market Value shall be the closing selling price per share of Common Stock on the date in question on the Stock Exchange, as such price is officially quoted in the composite tape of transactions on such exchange and published in The Wall Street Journal. If there is no closing selling price for the Common Stock on the date in question, then the Fair Market Value shall be the closing selling price on the last preceding date for which such quotation exists. If the Common Stock is at the time neither listed on any Stock Exchange, then the Fair Market Value shall be determined by the Board of Directors or the Committee acting in its capacity as administrator of the Plan after taking into account such factors as the Plan Administrator shall deem appropriate. The maximum number of shares of Common Stock which may be issued over the term of the Plan shall not exceed Twenty-Two Thousand Five Hundred (22,500). Options are exercisable over periods not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of voting stock) from the date of grant. Shares of Common Stock issued under the Stock Issuance Program may, in the discretion of the Plan Administrator, be fully and immediately vested upon issuance or may vest in one or more installments over the Participant’s period of Service or upon attainment of specified performance objectives. The Plan Administrator may not impose a vesting schedule upon any option grant or the shares of Common Stock subject to that option which is more restrictive than twenty percent (20%) per year vesting, with the initial vesting to occur not later than one (1) year after the option grant date. However, such limitation shall not be applicable to any option grants made to individuals who are officers of the Corporation, non-employee Board members or independent consultants.

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

2023 Equity Incentive Plan

On October 10, 2023, the Board adopted the Lottery.com 2023 Employees’ Directors’ and Consultants Stock Issuance and Option Plan (the “2023 Plan”) under which 500,000 shares of Class A common stock were initially reserved for issuance. The 2023 Plan allows for the issuance of incentive and non-qualified stock options, and restricted stock. As of December 31, 2024, the Company had awarded 350,000 shares under the 2023 Plan. The company did not grant any additional shares during the quarter ended March 31, 2025.

Stock Options

The Company did not issue any new stock options during the quarter ended March 31, 2025. The following table shows stock option activity for the year ended December 31, 2024 and the quarter ended March 31, 2025:

Weighted
				Weighted	Average
	Shares	Outstanding	Average	Remaining	Aggregate
	Available	Stock	Exercise	Contractual	Intrinsic
	for Grant	Awards	Price	Life (years)	Value
Outstanding at December 31, 2024	1,011,737	1,018,565	$2.00	2.8	$944,544
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-
Outstanding at March 31, 2025	1,011,737	1,018,565	$2.00	3.1	$944,544

Restricted awards

The Company awarded restricted stock to employees on October 28, 2021, which were granted with various vesting terms including immediate vesting, service-based vesting, and performance-based vesting. In accordance with ASC 718, the Company has classified the restricted stock as equity.

For employee issuances, the measurement date is the date of grant, and the Company recognizes compensation expense for the grant of the restricted shares over the service period for the restricted shares that vest over a period of multiple years and for performance-based vesting awards, the Company recognizes the expense when management believes it is probable the performance condition will be achieved. As of December 31, 2021, the Company had granted 191,622 shares with vesting to begin April 2022. For the year ended December 31, 2022, the Company recognized $27,137,991 of stock compensation expense related to the employee restricted stock grants. As of March 31, 2025 and December 31, 2024, unrecognized stock-based compensation associated with the restricted stock awards is $0.

The Company had restricted stock activity summarized as follows:

Weighted
Average
	Number of	Grant
	Shares	Fair Value
Outstanding at December 31, 2024	-	$-
Granted	3,101,277	1.40
Vested	3,101,277	1.40
Forfeited/cancelled	-	-
Restricted shares unvested at March 31, 2025	-	$-

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

Note 13. Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2025 and December 31, 2024.

Digital Securities

In 2018, the Company commenced a sale offering and issuance (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of the net raffle revenue of LDC Crypto Universal Public Company Limited (“LDC”). The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of LDC or the Company nor do they otherwise hold any rights that a holder of equity securities of LDC or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net raffle revenue. If the net raffle revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any raffle sweepstakes of LDC for such period. For the years ended December 31, 2024 and December 31, 2023, the company did not incur any obligations to the holders of the outstanding Digital Securities. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company did not satisfy any of those obligations during the years ended December 31, 2021, 2022, 2023, or 2024.

Leases

The Company had leased office space in Spicewood, Texas which expired January 31, 2024 and continued to utilize that facility on a month-to-month basis with monthly rent of $1,669 per month until August 31, 2024. On September 1, 2024, the company moved its headquarters to Fort Worth, Texas under a membership agreement with monthly cost of $154. Additionally, the Company had leased retail space in Waco, Texas which expired on December 31, 2024 with monthly rent of $2,434. Following the end of the lease, the space in Waco Texas was retained on a month to month basis until April 30, 2025. The Company also leases a campus in Boca Raton Florida for $25,000 per month under a 12 month lease agreement that commenced on August 1, 2024 and continues thru July 31, 2025. For the three months ended March 31, 2025 and 2024 rent expense was $87,121 and $29,309, respectively.

As of December 31, 2024, future minimum rent payments due under non-cancellable leases with initial are as follows:

Years ending December 31,	Amount
2025	175,000
Thereafter	-
$175,000

Litigation and Other Loss Contingencies

As of March 31, 2025, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Part II, Item 1 for additional information.

Note 14. Related Party Transactions

The Company has entered into transactions with related parties. The Company regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with nonrelated parties.

Christopher Gooding, a director of the Company appointed on August 10, 2023, is an attorney licensed in the United Kingdom who works with the Company’s outside general counsel on various matters that could potentially impact the Company.  Mr. Gooding is compensated for his services separately from his compensation as a director of the Company. Mr. Gooding began providing legal services to the Company through the firm Amar Ali Law PLLC in February 2024. He was paid a total of $264,000 in 2024 for his legal services. His compensation for legal services provided during the three months ended March 31, 2025 was $72,000.

During the quarter ended September 30, 2024, the Company entered into a borrowing arrangement with Robert Stubblefield, the Company’s Chief Financial Officer, to provide funding for certain operating expenses of the Company. At September 30, 2024 the Loan amount was $57,682. Additional amounts were provided by Mr. Stubblefield during the quarter ended December 31, 2024. The loan amount at year end was $67,941.The Loan was issued at zero percent interest. In February of 2025, the Company granted shares of common stock which repaid the loan in full.

Note 16. Subsequent Events

On September 28, 2023, the company entered into Stock Purchase Agreement with the shareholders of Nook Holdings Limited (“Nook”), a private limited company incorporated and registered in the Abu Dhabi Global Market, Abu Dhabi, United Arab Emirates (“UAE”). The total purchase price is approximately $2.314 million. The Company made three payments totaling $137,500 in the fourth quarter of 2023 and additional payments totaling $125,000 on May 5, 2025 and anticipates the transaction closing in the second quarter of 2025 or as otherwise agreed by the parties. Nook is known for its innovative approach to co-working in Dubai and has procured 200 licenses for individuals and companies in the sports, health and wellness sector seeking access to Dubai and the broader Middle Eastern market. With its exclusive partnership with the Dubai Multi-Commodities Centre Free Zone (DMCC), Nook offers a wide range of services, including business setup support, insurance, VAT registration, and networking opportunities for like-minded sports entrepreneurs. As part of the acquisition, Nook will be rebranded under the Sports.com umbrella.

On May 02, 2025, Sports.com and Lottery.com entered into a Sponsorship Agreement (the “Sponsorship”) with Sebastain Murray (“Murray”) the Scottish-born racing driver based in Dubai competing in the INDY NXT by Firestone series driving for the Andretti Cape Team. The Andretti Cape Team is part of Andretti Global and TWG Motorsports, led by Dan Towriss. The Sponsorship will be for the thirteen (13) remaining races in the 2025 season and includes: Vehicle branding (Lottery.com (rear wing), Sports.com (front wing)); branded driver overalls; co-branded Novara Cables assets; media rights for promotional use and social media activations (20 tagged posts); production rights to the content series: ‘Rookie Road’; monthly interviews; hospitality package including Best Endeavors for six passes per race; and Grid Walk access at three races. In consideration for this Sponsorship the Company shall pay fifty thousand U.S. dollars ($50,000) in cash paid in three tranches between now and the end of the season and fifty thousand U.S. dollars ($50,000) in Company common stock valued at three U.S. dollars ($3.00) per share or approximately 16,666 shares. The shares are to be restricted until the end of the 2025 Indy NXT Season. The Sponsorship does include a “Top-off” guarantee to ensure a minimum of fifty thousand U.S. dollars ($50,000) value when the restriction is lifted.

On May 07, 2025, Lottery.com entered into a Letter of Intent (the “LOI”) with Dotcom Ventures Inc. (“DVI”) which outlines the intent of the Company to purchase a minimum of 51% up to 100% of DVI and its assets including the domain names concerts.com and ticketstub.com (“DVI Assets”) from Concerts.com Inc. (“Concerts.com” or the “Seller”). Subject to Due Diligence (as defined below), as consideration for Majority Interest, Lottery.com shall pay Concerts.com the purchase price of Five Million Dollars USD ($5,000,000) (the “Purchase Price”) for Majority Interest in DVI.

On May 13, 2025, the board of directors (the “Board of Directors”) of Lottery.com Inc. (the “Company”) appointed Mr. Marc Bircham to the Board of Directors. Bircham will serve as an Executive Director.

On May 14, 2025, the Company received a notice of effectiveness of Amendment No, 4 to its registration statement filed on Form S-1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the related notes appearing elsewhere in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those expressed or implied in such forward- looking statements as a result of various factors, including those set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included herein and the sections entitled “Risk Factors” included in this Report and in our Annual Report on Form 10-K/A for the year ended December 31, 2024 (our “Annual Report”).

Overview

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

The following day, on July 29, 2022, the Company effectively ceased operations (the “Operational Cessation”), when it furloughed the majority of its employees and generally suspended its lottery game sales. The Company’s remaining employees were limited to the heads of the product, information technology and human resources teams as well as the entire legal and compliance team. Within one week, several additional employees were recalled from furlough. All non-furloughed employees were retained, at the discretion of the Company’s then Chief Operating Officer and Chief Legal Officer, to provide the minimal business functions needed to address the Company’s legal and compliance issues and to secure necessary funding to resume the Company’s operations. Only a few of these non-furloughed employees remain active in the efforts to restore Company operations and as of March 31, 2025, there remains approximately $4.08 million in outstanding payroll obligations that remained unpaid.

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

Loan Agreement with Woodford Eurasia

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

On February 1, 2024, the parties agreed to increase the offering amount from $1,000,000 to $5,000,000. All other terms and conditions of the offering remained the same. The Securities shall be offered and sold pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”).

Business Combination

On October 29, 2021, we, as AutoLotto, Inc. (“AutoLotto”), consummated the Business Combination with Trident Acquisitions Corp. (“TDAC” and after the Business Combination described herein, the “Company”), pursuant to the terms of that certain Business Combination Agreement, dated as of February 21, 2021 (the “Business Combination Agreement”), by and among TDAC, Trident Merger Sub II Corp., a wholly-owned subsidiary of TDAC (“Merger Sub”) and AutoLotto. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into AutoLotto with AutoLotto surviving the merger as a wholly owned subsidiary of TDAC, which was renamed “Lottery.com Inc.” The aggregate value of the consideration paid by TDAC to the holders of AutoLotto common stock in the Business Combination (excluding shares that may be issued to former AutoLotto stockholders (the “Sellers”) as earnout consideration) was approximately $440 million, consisting of approximately 2,000,000 shares of common stock valued at $220.00 per share. In addition, each Seller was entitled to receive its pro rata portion of 150,000 Seller Earnout Shares and each Founder Holder was entitled to receive one-third of 100,000 Founder Holders Earnout Shares, subject to adjustments in the normal course of business.

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

The Company completed the acquisition of Spektrum Ltd from PlusEvo Ltd through a signed Share Purchase Agreement (SPA) on March 13, 2025. This acquisition, valued at $1.5 million in common stock at $3 per share, supports Lottery.com’s strategic expansion and the development of Lottery.com International. The acquisition provides the Company with a compliant platform to support lottery, sweepstakes and social gaming operations in dozens of international jurisdictions.

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

The WinTogether Platform

Prior to the U.S. 2022 Operational Cessation, we operated and administered of all sweepstakes offered by WinTogether, a registered 501(c)(3) charitable organization (“WinTogether”), which was formed in April 2020 to support charitable, educational, and scientific causes. The WinTogether platform continued operating after the 2022 Operational Cessation, until all sweepstakes campaigns were completed, and all prizes awarded. WinTogether is now operating under the DonateTo.Win™ brand.

On April 1, 2024, Lottery.com resumed its sweepstakes offerings through its partnership with the WinTogether.org foundation. In April 2025, Sports.com sponsored a sweepstakes to support the Florida International University surrounding the Formula 1 Crypto.com Miami Grand Prix 2025.

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

Our technology pulls real time primary source data, and, in some instances, we acquire data from dedicated data feeds from the lottery authorities. Our data is constantly monitored to ensure accuracy and timely delivery. We are not required to obtain licenses or approvals from the lottery authorities to pull this primary source data or to acquire the data from such dedicated feeds. Commercial acquirers of our Data Service pay a subscription for access to the Data Service and, for acquisition of certain large data sets.

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

On September 28, 2023, the company entered into Stock Purchase Agreement with the shareholders of Nook Holdings Limited (“Nook”), a private limited company incorporated and registered in the Abu Dhabi Global Market, Abu Dhabi, United Arab Emirates (“UAE”). The total purchase price is approximately $2.314 million. The Company made three payments totaling $137,500 in the fourth quarter of 2023 and additional payments totaling $150,000 in May of 2025 and anticipates the transaction closing in the second quarter of 2025 or as otherwise agreed by the parties. Nook is known for its innovative approach to co-working in Dubai and has procured 200 licenses for individuals and companies in the sports, health and wellness sector seeking access to Dubai and the broader Middle Eastern market. With its exclusive partnership with the Dubai Multi-Commodities Centre Free Zone (DMCC), Nook offers a wide range of services, including business setup support, insurance, VAT registration, and networking opportunities for like-minded sports entrepreneurs. As part of the acquisition, Nook will be rebranded under the Sports.com umbrella.

Sports.com

In December 2021, we finalized the acquisition of the domain name https://sports.com. On March 26, 2025, the Company registered Sports.com as a fictious name in the state of Florida under AutoLotto, Inc, a wholly owned subsidiary (“Sports.com”). Sports.com is currently available worldwide as a website and a mobile application.

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

As reported on form 8-K filed with the SEC on August 20, 2024, the Company entered into a Share Purchase and Sale Agreement (the “Purchase Agreement”) with S&MI Ltd. (“S&MI”), whereby it agreed to pay the shareholders of S&MI a total of $1,000,000 in restricted common stock at a valuation of $3.00 per share for the acquisition of S&MI. In accordance with the Purchase Agreement:

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

As part of the transaction, on March 7, 2024, Sports.com, a wholly-owned subsidiary of the Company, announced by press release that it has launched the “Sports.com App”. The App (which is available for download for free from all major app stores) connects sports content with audiences worldwide. By uniting a diverse community of sports enthusiasts across various genres, demographics, and countries, Sports.com plans to eliminate multiple cultural barriers and foster a global sports community.

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

Phase 1 - Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform by mid-year 2025. As of the date of this Report, the Company expects that it will initially relaunch its B2C Platform to customers in a limited number of US and International markets before rolling it out to other jurisdictions. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. For more information, see “Item 1A. Risk Factors - Regulatory and Compliance Risks - A jurisdiction may enact, amend, or reinterpret laws and regulations governing our operations in ways that impair our revenues, cause us to incur additional legal and compliance costs and other operating expenses, or are otherwise not favorable to our existing operations or planned growth, all of which may have a material adverse effect on us or our results of operations, cash flow, or financial condition.” The Company has also maintained pre-paid media credits that it expects to use to launch and maintain promotional campaigns geared towards encouraging prior customers to return to the Platform and to acquire new customers.

The Company acquired Spektrum LTD in March of 2025. This acquisition provided the Company with ownership of a platform that is designed to run in dozens of international jurisdictions. The Company is in final phases of procuring the appropriate licensing and business services to launch in multiple African and Asian jurisdictions. The launch date is scheduled for Q2 2025.

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

As of the date of this Report, the current estimated cash balance of the Company and subsidiaries is approximately $69,874. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to resume its core operations.

As of the date of this Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “LTRY” and “LTRYW,” respectively. As of the date of this Report, we are not in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”). See, “Risk Factors - Risks Related to Our Common Stock and Warrants – We are not currently in full compliance with the continued listing standards of Nasdaq and we may not be able to regain full compliance with Nasdaq’s continued listing standards in the future.” Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls. Also, the Company plans to overhaul its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

Even if the Company’s phased plan to recommence its operations is successful, there can be no assurance that the Company will be able to remain in compliance with the applicable Listing Rules. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise additional capital needed to fund its operations and/or trigger defaults and penalties under outstanding agreements or securities of the Company.

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

Components of Our Results of Operations (Prior to the Operational Cessation)

Our Revenue

Revenue from B2C Platform. Our revenue is the retail value of the acquired lottery game and the service fee charged to the user, which we impose on each lottery game purchased from our B2C Platform. The amount of the service fee is based upon several factors, including the retail value of the lottery game purchased by a user, the number of lottery games purchased by a user, and whether such user is located within the U.S. or internationally. Currently, in the U.S, the minimum service fee is $0.50 for the purchase of a $1 lottery game and $1 for the purchase of a $2 lottery game; the service fee for additional lottery games purchased in the same transaction is 6% of the face value of all lottery games purchased. For example, the service fee for the purchase of five $2 tickets is $1.60, comprised of the $1 base service fee, plus 6% of the aggregate value of the face value of all lottery games purchased. The Company did not operate its B2C platform in 2023 or 2024.

Internationally, B2C sales in jurisdictions where we do not have direct or indirect authority generate an immaterial amount of revenue, and we are assessing our operations in these jurisdictions. As discussed above, our B2C Platform is not currently operational. We anticipate that our B2C Platform will become operational in mid 2025.

Revenue from B2B API. Together with our third-party commercial partner(s), we agree on the amount of the technology usage fee to be imposed on the sale of each lottery game purchased through the B2B API, if any, together with a service fee to be charged to the user; we receive up to 50% of the net revenues from such technology usage fee and service fee pursuant to our agreement with each commercial partner. As discussed above, following the Operational Cessation, our B2B API Platform resumed limited operations in April 2023.

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

International operations. We face challenges related to expanding our footprint globally and the related process of obtaining the licenses and regulatory approvals necessary to provide services and products within new and emerging markets. The international jurisdictions where we operate and seek to expand have been subject to increasing foreign currency fluctuations against the U.S. dollar, inflationary pressures and political and economic instability. We expect these trends to continue during the remainder of 2025 and believe they are likely to affect consumer spending, which could have a material impact on our revenues. As a result, it may take longer to achieve projected revenue gains or generate cash in any such regions affected or any new foreign jurisdiction into which we expand.

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

Current Plan of Operations

As of the date of this Report, the Company’s primary revenue drivers are its data business and lottery ticket sales in Mexico. It is anticipated that operational costs for the next 12 months through April 30, 2026 will be greater than revenues. It is anticipated that the liquidity gap will be satisfied by equity investment or debt incurred, of which there is no assurance. We anticipate that our B2C Platform will become operational by mid-year 2025.

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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and March 31, 2024, respectively.

For the three months Ended March 31, 2025 and 2024

	March 31,
	2025	2024	$ Change	% Change

Revenue	$223,849	$259,319	(35,470)	-14%
Cost of revenue	162,468	83,787	78,681	94%
Gross profit	61,381	175,532	(114,151)	-65%

Operating expenses:
Personnel costs	686,637	984,679	(298,042)	-30%
Professional fees	1,089,207	2,018,955	(929,748)	-46%
General and administrative	738,693	1,481,745	(743,052)	-50%
Depreciation and amortization	1,026,826	1,284,982	(258,156)	-20%
Total operating expenses	3,541,363	5,770,361	(2,228,998)	-39%
Loss from operations	(3,479,982)	$(5,594,829)	(2,114,847)	-38%

Other expenses
Interest expense	(124,581)	102,217	(226,758)	-222%
Other (income) expense	(64,571)	52,676	(117,247)	-223%
Total other expenses, net	(189,112)	154,893	(344,005)	-222%

Net loss before income tax	$(3,290,870)	$(5,749,722)	2,458,852	-43%
Income tax expense (benefit)	4,150	4,150	-	-%
Net loss	(3,295,020)	(5,753,872)	2,458,852	-43%

Revenue

Revenue. Revenue for the three months ended March 31, 2025 was $224,000, a decrease of $35,000 thousand, or (14%), compared to revenue of $259,000 for the three months ended March 31, 2024. Revenue from the TinBu and Global Gaming subsidiaries was lower by $24,000 and $52,000, respectively, for the three months ended March 31, 2025 than for the three months ended March 31, 2024. These decreases were partially offset by revenue of $41,000 for the S&MI subsidiary in the three months ended March 31, 2025, which was not present in the three months ended March 31, 2024.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the three months ended March 31, 2025 was $162,000, an increase of $79,000, or 94%, compared to cost of revenue of $84,000 for the three months ended March 31, 2024. The S&MI subsidiary, which was not present in the three months ended March 31, 2024 had Cost of Revenue of $110,000 and the Global Gaming subsidiary had an increase of approximately $30,000 for the three months ended March 31, 2025, while the others were essentially the same for both years.

Gross Profit. Gross profit for the three months ended March 31, 2025 was $61,000 compared to $175,000 for the three months ended March 31, 2024, a decrease of $114,000, or (65%). The S&MI subsidiary had a negative gross margin of $68,000 and the TinBu and Global Gaming subsidiaries had decreases in gross margin of $25,000 and $23,000, respectively, for the three months ended March 31, 2025 as compared with the prior year.

Operating Costs and Expenses.

	For the three months Ended
	March 31,
	2025	2024	$ Change	% Change

Operating expenses:
Personnel costs	686,637	984,679	(298,042)	-30%
Professional fees	1,089,207	2,018,955	(929,748)	-46%
General and administrative	738,693	1,481,745	(743,052)	-50%
Depreciation and amortization	1,026,826	1,284,982	(258,156)	-20%

Total operating expenses	3,541,363	5,770,361	(2,228,998)	-39%
Loss from operations	(3,479,022)	$(5,594,829)	(2,114,847)	-38%

Operating expenses for the three months ended March 31, 2025 were $3.54 million, a decrease of $2.3 million, or (39%), compared to $5.77 million for the three months ended March 31, 2024. The decrease was primarily driven by decreases of $969,000 in professional fees and $704,000 in general and administrative expenses accompanied by decreases of $298,000 in personnel costs and $258,000 in depreciation and amortization Reasons for these decreases are described below.

Personnel Costs. Personnel costs were $687,000 for the three months ended March 31, 2025, a decrease of $298,000 or (30%) from $985,000 for the three months ended March 31, 2024. The decrease is primarily because additional compensation for the three months ended March 31, 2024 for retention and efforts on the turnaround did not reoccur in the three months ended March 31, 2025.

Professional Fees. Professional fees decreased by $930,000 or (46%), from $2.0 million for the three months ended March 31, 2024 to $1.09 million for the three months ended March 31, 2025. The decrease was primarily because payments made to outside attorneys and other consultants in the three months ended March 31, 2024 for retention and efforts on the turnaround did not reoccur in the three months ended March 31, 2025.

General and Administrative. General and administrative expenses were $739,000 for the three months ended March 31, 2025, a decrease of $743,000 or (50%) from $1.5 million for the three months ended March 31, 2024. The decrease was primarily because payments made to outside consultants and the board of directors in the three months ended March 31, 2024 for retention and efforts on the turnaround did not reoccur in the three months ended March 31, 2025.

Depreciation and Amortization. Depreciation and amortization decreased $258,000, or (20%), from $1.28 million for the three months ended March 31, 2024 to $1.03 million for the three months ended March 31, 2025. The decrease was the result of lower amortization for intangible assets related to Global Gaming [reduction of $184,000] following write-offs that were recorded in December of 2023 and September of 2024 and because amortization of intangible assets for TinBu has stopped because they became fully amortized during the first half of 2024 [reduction of $99,000].

Other (Income) Expense, Net.

	For the three months Ended
	March 31,
	2025	2024	$ Change	% Change

Other expenses
Interest expense	(124,541)	102,217	(226,758)	-222%
Other (income) expense	(64,571)	52,676	(117,247)	-223%
Total other expenses, net	(189,112)	154,893	(344,005)	-222%

Interest Expense (Income). During the three months ended March 31, 2025, the Company recorded an accrual for interest income on the $2 million note receivable which was offset by interest expense on notes payable and convertible notes. As a result, there was net interest income of $125,000 for the three months ended March 31, 2025 as compared with interest expense of $ 102,000 for the three months ended March 31, 2024, a decrease of $227,000 or 222%

Other (Income) Expense. During the three months ended March 31, 2025 , there was other income of $65,000 whereas during the three months ended March 31, 2024, there was other expense of $53,000 resulting in a year over year decrease of 117,000 or (-223%).

Liquidity and Capital Resources

Prior to the Operational Cessation, our primary need for liquidity was to fund working capital requirements of our business, growth capital and expenditures and for general corporate purposes. Our primary source of liquidity had historically been funds generated by financing activities. Upon the Closing of the business combination on October 29, 2021, we received net proceeds of approximately $42.8 million in cash.

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

As of March 31, 2025, we had $2,591,860 of convertible debt outstanding. A portion of this debt has matured and is theoretically in default.

See “-Recent Developments- Loan Agreement with Woodford” and “Loan Agreement with United Capital Investments London Limited” above for additional information.

Cash Flows

Net cash used in operating activities was $925,000 for the three months ended March 31, 2025, compared to net cash used in operating activities of $1.1 million for the three months ended March 31, 2024.

Net cash used in investing activities during the three months ended March 31, 2025 was $1,500,000, compared to $0 for the prior year. The company acquired Spektrum during the three months ended March 31, 2025.

Net cash provided by financing activities was $697,000 for the three months ended March 31 2025, compared to net cash provided of $700,000 for the three months ended March 31, 2024, which essentially the same for both years.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report and the notes to the audited financial statements appearing elsewhere in the Annual Report. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those discussed in our 2024 Annual Report. In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This guidance requires recognition of most lease liabilities on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations, as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2021, and for interim periods within annual periods after December 15, 2022. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. We are currently evaluating the impact that this guidance will have on our financial statements as well as the expected adoption method. The adoption of this standard will not have a material impact on our financial statements.

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

Material Weakness in Internal Control Over Financial Reporting compare

In connection with the audit of our condensed consolidated financial statements included in the respective Reports, our management has identified material weaknesses in our internal control over financial reporting as of December 31, 2024 and 2023 relating to deficiencies in the design and operation of the procedures relating to the closing of our financial statements. These include: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in accounting for complex or non-routine transactions, (ii) the fact that our policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively; (iii) our inability to complete the timely closing of financial books at quarter and fiscal year end, and (iv) incomplete segregation of duties in certain types of transactions and processes.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Preston Million Class Action

On August 19, 2022, Preston Million filed a Class Action Complaint (the “Class Action Complaint”) against the Company and certain former officers and directors of the Company in the United States District Court for Southern District of New York (the “SDNY”), styled Preston Million, Individually and on Behalf of All Others Similarly Situated vs. Lottery.com, Inc. f/k/a Trident Acquisitions Corp., Anthony DiMatteo, Matthew Clemenson and Ryan Dickinson (Case No. 1:22-cv-07111-JLR). The Class Action Complaint alleged violations by all defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) 15 U.S.C. §§ 78j(b), 78t(a), as amended by the Private Securities Litigation Reform Act of 1995 (“PSLRA”), U.S.C. § 78u-4 et seq. (collectively “Federal Securities Laws”). On November 18, 2022, the SNDY ordered the appointment of RTD Bros, LLC, Todd Benn, Tom Benn and Tomasz Rzedian (collectively “Lottery Investor Group”) as lead plaintiff and Glancy Prongay & Murray, LLP as lead counsel for plaintiffs and for the class in the case. On December 5, 2022, the Court stipulated a Scheduling Order in the case. On January 12, 2023, the Company’s legal counsel timely filed its Notice of Appearance. On January 31, 2022, plaintiffs filed their Amended Complaint adding Kathryn Lever, Marat Rosenberg, Vadim Komissarov, Thomas Gallagher, Gennadii Butkevych, Ilya Ponomarev as additional defendants in the case. The Amended Complaint alleges, among other things, that defendants made materially false and misleading statements in violation of Section 10(b),14(a) and 20(a) of the Exchange Act and plaintiffs seek compensatory damages, reasonable costs and expenses including counsel fees and expert fees. Pursuant to the Scheduling Order, the Company filed its motion to dismiss the Amended Complaint on April 3, 2023, under the newly consolidated caption and its proposed order to dismiss the matter. Plaintiffs were expected to file their opposition to the motion to dismiss no later than May 18, 2023, which would trigger the Company’s deadline to file its reply brief in support of their motion to dismiss no later than June 20, 2023. On February 6, 2024, the SDNY granted the Company’s Motion to Dismiss. On June 12, 2024, plaintiffs amended their complaint (the “Third Amended Complaint”). On July 12, 2024, the Company filed its motion to dismiss the Third Amended Complaint (the “MTD Third Amended Complaint”). On August 8, 2024, the plaintiffs filed their response in opposition to the MTD Third Amended Complaint. The Company filed its reply on August 22, 2024 to plaintiffs’ response in opposition to the MTD Third Amended Complaint. On February 25, 2025, the Court granted in part and denied in part the MTD Third Amended Complaint (the “Order). As set forth in the Order, the Class Plaintiffs’ Section 10(b) claim shall proceed against Defendant Dickinson and the Company based on post−merger representations regarding Lottery’s financial performance and financial reporting. Class Plaintiffs’ and Hoffman’s Section 20(a) claim premised on Section 10(b) shall likewise proceed against Defendant Dickinson. Class Plaintiffs’ Section 14(a) claim shall proceed against the Company and Defendants DiMatteo, Clemenson and Dickinson with respect to certain legal and regulatory compliance statements in the Proxy. The remainder of Plaintiffs claims were dismissed, including all claims against Komissarov. The Court also ordered that Plaintiffs shall have leave to amend within twenty−one (21) days of this opinion and order. On March 13, 2025, the Court granted Plaintiff Hoffman’s motion for leave for additional time to amend his complaint. Accordingly, Hoffman’s’ Third Amended Complaint shall be due April 24, 2025. Defendants’ motions to dismiss shall be due June 30, 2025; Plaintiff Hoffman’s opposition brief will be due August 14, 2025; and Defendants’ reply briefs shall be due September 17, 2025.

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

Global Gaming Data

On November 21, 2023, the Company and its wholly owned subsidiary TinBu, LLC (“TinBu”) (Company and TinBu collectively, “Plaintiffs”) filed their First Amended Verified Complaint in Federal Court for the Middle District of Florida (“MDF”) against John J. Brier, Jr. (“Brier”), Bin Tu (“Tu”), and Global Gaming Data, LLC (“GGD”) (collectively, “Defendants”) for violations of the Federal Defend Trade Secrets Act (“DTSA”), the Florida Uniform Trade Secrets Act (“FUTSA”) and the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”), and for breaches of contract and fiduciary duties, including the duty of loyalty, styled Lottery.com, Inc. f/k/a AutoLotto, Inc. and TinBu, LLC v. John J. Brier, Jr., Bin Tu, and Global Gaming Data, LLC (Case No.: 8:23-cv-2594-KKM-TGW) Defendants filed certain counterclaims against Plaintiffs. The Company’s request for a Temporary Restraining Order was denied by the MDF in February 2024. On June 11, 2024 the MDF denied Plaintiffs’ motion to dismiss. On June 25, 2024, Plaintiffs’ filed its answer to Defendants’ counterclaim(s). On July 10, 2024, the MDF entered a case management and scheduling order with a trial setting for October 2025. On December 5, 2024, the parties participated in the court ordered mediation. The outcome of the mediation was an impasse. On February 25, 2025, Plaintiffs’ claims were dismissed without prejudice for failure to prosecute and the Defendants also moved for default judgment on their counterclaims. That portion of the Defendants’ motion was referred to the Magistrate Judge for a Report and Recommendation. On March 14, 2025, the Court entered an order denying without prejudice Defendants’ Motion for Judgment as a Matter of Law. On April 1, 2025, the Court denied as moot Defendants’ Motion for Partial Summary in the light of the Defendants’ Amended Motion for Entry of Final Judgment. On April 24, 2025, the Court entered an order granting Defendants’ Amended Motion for Entry of Final Judgment Based Upon Plaintiffs’ Failure to Prosecute the Complaint and Defend the Counterclaims.

Woodford Eurasia Assets Limited

Woodford Eurasia Assets Limited filed a complaint in the High Court of Justice in London chancery Division. October 16, 2023, The High Court of Justice in London Chancery Division (“the Court”) dismissed an application for injunctive relief initiated by Woodford against the Company. (Case: FL-2023-000023. Woodford Eurasia Assets Limited v Lottery.com Inc.) The Court characterized Woodford’s application as “fundamentally misconceived” and ordered Woodford to pay the Company’s legal costs. Woodford subsequently, on the Judges’ recommendation, withdrew the proceedings.

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

McTurk

On June 10, 2024, the Company and Matthew McGahan (“McGahan”) (Company and McGahan collectively, “Defendants”) filed their Notice of Removal and No Answer Motion to Dismiss a state court complaint filed by Sharon A. McTurk (“McTurk”), Rutherford Enterprises, LLC (“Rutherford”), SJB Solutions, LLC (“SJB”) and Astra Supply Chain, LLC (“Astra”) McTurk, Rutherford, SJB and Astra (collectively, “Plaintiffs”) alleging fraudulent and negligent misrepresentation, aiding and abetting, and conspiracy by Defendants. On July 2, 2024, McGahan filed his Motion to Dismiss for Lack of Personal Jurisdiction and Defendants filed their Motion to Dismiss for Failure to State a Claim and Supporting Memorandum of Law (“Motions to Dismiss”). On July 19, 2024, Plaintiffs filed their response to the Motions to Dismiss. Defendants filed their reply on August 29, 2024 to Plaintiffs response to Defendants’ Motions to Dismiss. On February 25, 2025, the Court entered an Order granting Defendants’ Motion to Dismiss for Failure to State a Claim (the “Order”). Accordingly, Plaintiffs’ complaint was dismissed with prejudice. All pending deadlines and hearings were terminated, and any other pending motions were denied as moot. Plaintiffs filed a notice of appeal as to the Order.

Honey Tree Trading

On September 4, 2024, Honey Tree Trading, LLC (“Honey Tree” or “Plaintiff”) filed a verified original complaint (the “Complaint”) against Lottery.com (“Lottery.com” or the “Company”) and directors Matthew Howard McGahan (“McGahan”), Christopher Gooding (“Gooding”), Paul Jordan (“Jordan”), Tamer Hassan (“Hassan”) and Warren Macal (“Macal” together with McGahan, Gooding, Jordan and Hassan, the “Individual Defendants” and, collectively Lottery.com, the “Defendants”) in Delaware Chancery Court alleging, amongst other things, breach of contract by the Company with respect to certain notes and warrants and breach of fiduciary duties by the Individual Defendants. (CA. No. 2024-0921-NAC: styled Honey Tree Trading, LLC v. Lottery.com Inc., et al.). On October 10 ,2024, Honey Tree amended its Complaint by filing an amended verified complaint (the “Amended Complaint”) and a motion to expedite proceedings (the “Motion”). On November 6, 2024, at a hearing on Plaintiff’s Motion (the “Hearing”) and on the issue of breach of fiduciary duties against the Individual Defendants, Honey Tree’s counsel informed the Court that, “[t]here is no question that Honey Tree is presently a shareholder and was a shareholder at the time it presented its pleading.” On November 12, 2024, Plaintiff’s counsel informed the Court that “Honey Tree did own shares prior to the filing of the Amended Complaint but sold them prior to that filing; and (ii) Honey Tree did not subsequently purchase shares of Lottery.com until November 7, 2024, the day after the [H]earing,” (Plaintiff’s Admission”). Following Plaintiff’s Admission on November 13, 2024, Plaintiff dismissed without prejudice its claims against Hassan and Macal (the “Dismissal”). The Court ordered the Dismissal on November 15, 2024. On December 13, 2024, Plaintiff filed amended its Amended Complaint by filing a second amended verified complaint (the “Second Amended Complaint”) and a renewed motion to expedite proceedings (the “Second Motion to Expedite”) against the Company and remaining Individual Defendants. In accordance with a briefing stipulation entered by the Court on December 11, 2023, defendants shall answer the Second Amended Complaint and file its opposition to the Second Motion to Expedite by January 13, 2025. On January 13, 2025, the Company and Individual Defendants timely filed their Answer to the Second Amended Complaint, an Opposition to Motion to Expedite and a Partial Motion to Dismiss. On March 6, 2025, Plaintiff notified the Court that it withdraws its Motion to Expedite. On April 25, 2025, Plaintiff filed its Motion to Dismiss Count IV of the Second Amended Complaint as Moot.

Manna World Ministries

On September 8, 2023, Manna World Ministries and Summit Church (collectively, the “Plaintiffs”) filed a civil lawsuit in the San Diego Superior Court, North County Division, under case number 37-2023-00039279-CU-CO-NC. The action was brought against Ryan Dickinson, Matthew Clemenson, Lawrence Dimatteo, Encircle, Inc., Paul King, LAD Holdings Group, LLC, MC Holdings Group, LLC, RD Holdings, LLC, and Jeff Sparrow (collectively, the “Defendants”). The Plaintiffs allege that the Defendants defaulted on a personal loan totaling $2,700,000, which was purportedly secured by their personal shares of stock in Lottery.com Inc. (the “Company”). On April 4, 2024, the Plaintiffs filed an amended complaint naming the Company as an additional defendant. The Company subsequently filed an answer and asserted affirmative defenses on December 6, 2024, denying all allegations of wrongdoing. The Company has stated its intent to vigorously contest the claims and to pursue all legal remedies available.

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

Dawn Nettles

On February 14, 2025, Dawn Nettles, et. al (“Nettles” or “Plaintiff”) filed a verified original class action (the “Complaint”) against Lottery.com (“Lottery.com” or the “Company”), Rook TX LP, Gary N. Grief, IGT Solutions Corporation (“IGT”) (collectively the “Defendants”) in the District Court of Harris County, 333rd Judicial District (the “Court”) alleging that the Defendants engaged in systematic fraud, misappropriated lottery funds, illegally sold tickets across state lines, and manipulated the outcome of lottery games, including, but not limited to the April 22, 2023 Lotto Texas drawing. On March 25, 2025, the judge issued a ruling that the claims against IGT be dismissed without prejudice.

Jerry R. Reed

On April 8, 2025, Jerry. R. Reed, “Reed” or the “Plaintiff”) brought an action against AL Tx Management, LLC; AutoLotto, Inc; Matthew Clemeson; Colossus Bets Limited; Ryan Dickinson; Lawrence Anthony Dimatteo III; Lottery Now Inc; Lottery.com, Inc. (“Lottery.com” or the “Company”); Bernard Marantelli; Qawi and Quddus, Inc.; Zeljeko Ranogajec; Rook GP, LLC; Rook TX LP; and White Swan Data Limited (collectively the “Defendants”) alleging illegal game-rigging and money-laundering during the April 22, 2023 Lotto Texas drawing. Plaintiff seeks recovery of funds which he claims should have been included in the Lotto Texas jackpot he won on May 17, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description
10.1	Amendment and Restatement Agreement in respect of Loan Agreement (Deed), dated as of June 12, 2023, between Lottery.com and Woodford Eurasia Assets Ltd. (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on June 15, 2023).
10.2	Loan Agreement, dated as of July 26, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 1, 2023).
10.3	Amended and Restated Loan Agreement, dated as of August 8, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on August 22, 2023).
10.4	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 24, 2023).
10.5*	Entry into Stock Purchase Agreement for the Acquisition of Nook Holdings Limited
10.6	Lottery.com Inc. 2023 Employees’, Directors’ and Consultant’s Stock Issuance and Option Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 filed by Lottery.com with the SEC on October 11, 2023).
10.40*	Lottery.com Inc. 2023 Employees’, Directors’ and Consultant’s Stock Issuance and Option Plan
10.50*	Nook Holdings Share Purchase Agreement
10.51*	Amendment 1 to Nook Holdings Share Purchase Agreement
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104***	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.

** Furnished herewith.

*** To be filed by Amendment

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

Dated: May 21, 2025

