Form 10-Q
period 2025-06-30
Lottery.com Inc.
filed 2025-08-19
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission File Number: 001-38508

Lottery.com Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-1996183
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5049 Edwards Ranch, 4th Floor, Fort Worth, Texas	76109
(Address of principal executive offices)	(zip code)

(737) 309-4500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	SEGG	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock, each at an exercise price equivalent to $230.00	LTRYW	The Nasdaq Stock Market LLC

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

As of August 18, 2025, 39,402,750 shares of common stock, par value $0.001 per share were issued and outstanding.

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

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2024 (the Amended “Annual Report”) which was filed on April 22, 2025 and in this Report, as such factors may be updated in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), as well as the following:

●	The findings of the previously disclosed internal investigations and other matters have exposed us to legal proceedings, regulatory investigations and inquiries, and have resulted in significant legal and other expenses, and significant time and attention from our senior management, as well as causing other adverse impacts.

●	We and certain of our former officers are, and in the future, we or our officers and directors may become, the subject of legal proceedings, investigations and inquiries by governmental agencies with respect to the findings of the above matters, which could have a material adverse effect on our reputation, business, financial condition, and results of operations, which could result in additional claims and material liabilities.

●	We have been named as a defendant in a number of lawsuits filed by purchasers of our securities, including class action lawsuits that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

●	Matters relating to or arising from our previous restatement and the internal investigations, including adverse publicity and potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

●	We need additional capital to, among other things, support and restart our operations, re-hire employees, complete acquisitions and pay expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

ii

●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

●	Our inability to compete with other forms of entertainment for consumers’ discretionary time and income.

●	Economic downturns, inflation, geopolitical and political and market conditions beyond our control.

●	Negative events or media coverage relating to our business, our management and directors.

●	Our inability to attract and retain users, including our ineffectiveness to appear in Internet search engine listings.

●	Our continued ability to successfully use domain names to promote and increase the value of our brand.

●	Scrutiny by stakeholders with respect to responsible gaming conduct.

●	Our ability to achieve profitability and growth in our primary markets: sports, gaming, and entertainment.

●	The effectiveness of our marketing efforts in developing and maintaining our brand and reputation.

●	The vulnerability of our information systems to disruptions in communications, cyberattacks and disruptions caused with respect thereto, including an inability to securely maintain personal and other proprietary user information.

●	Our inability to adapt to changes in the Internet, mobile or personal devices, or new technology platforms or network infrastructures, including AI.

●	The exposure of our online infrastructure to risks relating to distributed ledger technology.

●	Our inability to comply with complex, ever-changing and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming industries.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or provide software component products for our product offerings and the processing of user payments and withdrawals.

●	Our inability to maintain successful relationships and/or agreements with third-party service provider affiliates.

iii

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations required for the operation of our business.

●	The ongoing responsibility of maintaining compliance with the regulatory and other requirements of being a public company.

●	We have had periods of non-compliance with Nasdaq listing standards in the past and we may not be able to maintain compliance with Nasdaq’s continued listing standards in the future.

●	Limited liquidity and trading of our securities.

●	Lenders may not loan us the amounts they agreed to under existing loan agreements.

●	Our obligations under certain loan agreements are secured by a first priority security interest in substantially all of our assets and if we were to default, we could be required to curtail or abandon our business plans and operations.

●	The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford, UCIL, Univest, or Generating Alpha Ltd (as defined herein) under their loan agreements may depress the market price of our common stock and cause substantial dilution.

●	We currently owe a significant amount of money under our loan agreements, which we may not be able to repay on the terms provided therein.

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

iv

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets:
Cash	$262,570	$68,035
Accounts receivable	580,451	494,129
Prepaid expenses	14,458,252	14,449,333
Other current assets	1,886,712	880,961
Total current assets	17,187,985	15,892,458

Notes receivable	2,000,000	2,250,000
Investments	250,000	250,000
Goodwill	9,061,675	9,061,675
Intangible assets, net	11,684,840	12,569,165
Property and equipment, net	2,660	12,124
Other long-term assets	12,884,686	12,906,849
Total assets	$53,071,846	$52,942,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$8,708,766	$8,241,311
Deferred revenue	196,429	250,000
Notes payable - current	5,280,918	6,110,777
Accrued interest	1,213,458	1,218,864
Accrued and other expenses	12,834,858	12,161,311
Other liabilities	4,162,682	2,415,179
Total current liabilities	32,397,111	30,397,442

Long-term liabilities:
Convertible debt, net - non current	-	-
Other long-term liabilities	-	-
Total long-term liabilities	-	-
Commitments and contingencies (Note 13)	-	-
Total liabilities	32,397,111	30,397,442

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 32,429,034 and 18,326,855 issued and outstanding June 30, 2025 and December 31, 2024, respectively	32,429	18,327
Additional paid-in capital	290,627,791	283,913,433
Accumulated other comprehensive loss	47,435	16,880
Accumulated deficit	(270,879,151)	(263,468,728)
Total Lottery.com Inc. stockholders’ equity	19,828,504	20,479,912
Noncontrolling interest	846,229	2,064,917
Total Equity	20,674,733	22,544,829

Total liabilities and stockholders’ equity	$53,071,844	$52,942,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$191,762	$256,998	$415,611	$516,317
Cost of revenue	162,733	45,570	325,201	129,357
Gross profit	29,029	211,428	90,410	386,960

Operating expenses:
Personnel costs	438,966	1,789,986	1,125,603	2,774,665
Professional fees	1,339,869	1,545,083	2,429,077	3,564,038
General and administrative	1,123,574	1,435,307	1,862,541	2,917,052
Depreciation and amortization	1,074,132	1,330,746	2,100,958	2,615,728
Total operating expenses	3,976,541	6,101,122	7,518,179	11,871,483
Income (loss) from operations	(3,947,512)	$(5,889,694)	(7,427,769)	$(11,484,523)

Other expenses
Interest (income) expense	64,422	121,814	(60,119)	224,031
Other (income) expense	(24,033)	(43,992)	(88,605)	8,684
Total other expenses (income), net	40,389	77,822	(148,724)	232,715

Net loss before income tax	$(3,987,901)	$(5,967,516)	$(7,279,045)	$(11,717,238)
Income tax expense (benefit)	4,150	4,150	8,300	8,300
Net loss	(3,992,051)	(5,971,666)	(7,287,345)	(11,725,538)

Other comprehensive loss
Foreign currency translation adjustment, net	78,762	46,971	50,042	149,185
Comprehensive loss	(3,913,289)	(5,924,695)	(7,237,303)	(11,576,353)

Net income attributable to noncontrolling interest	(35,262)	(44,625)	(17,990)	(101,946)
Net loss attributable to Lottery.com Inc.	(3,878,027)	(5,880,070)	(7,219,313)	(11,474,407)

Net loss per common share
Basic and diluted	$(0.13)	$(1.12)	$(0.27)	$(2.18)

Weighted average common shares outstanding
Basic and diluted	29,018,752	5,235,591	26,355,589	5,270,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Three and Six Months Ended June 30, 2025 and 2024

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2023	2,877,045	2,877	269,690,569	(235,132,590)	(91,667)	34,469,189	2,120,176	36,589,618
Stock based compensation	1,851,277	1,851	3,652,273			358,349		358,349
Other comprehensive loss					16,673	16,673		16,673
Net loss				(5,708,979)		(5,708,979)	(67,640)	(5,328,077)
Balance as of March 31, 2024	4,728,322	$4,728	$273,342,842	$(240,841,569)	(74,994)	$32,431,007	$2,052,789	$34,483,796

Stock based compensation	2,613,210	2,613	4,009,542			(4,012,156)		358,349
Conversion of Debt to Equity	105,440	105	137,491			137,596		137,596
Other comprehensive loss					(51,595)	(51,595)		(51,595)
Net loss				(5,969,320)		(5,969,320)	(44,624)	(6,013,944)

Balance as of June 30, 2024	7,446,972	7,446	277,489,875	(246,810,889)	(101,946)	30,559,843	2,008,165	32,568,008

Balance as of December 31, 2024	18,326,855	$18,327	$283,913,433	$(263,468,728)	16,880	$20,479,912	$2,064,916	$22,544,829
Stock based compensation	612,569	613	210,407			211,020		211,020
Stock issued in lieu of cash	7,760,636	7,760	2,665,648			2,673,408		2,673,408
Other comprehensive loss					(199,163)	(199,163)		(199,163)
Net loss				(3,306,468)		(3,306,468)	(17,272)	(3,323,740)
Balance as of March 31, 2025	26,700,060	26,700	286,789,488	(266,775,196)	(182,283)	19,858,709	2,047,645	21,906,534

Stock based compensation	2,454,485	2,454	1,644,358			1,646,812		1,646,812
Conversion of Debt to Equity	2,564,794	2,565	1,718,258			1,720,823		1,720,823
Stock issued in lieu of cash	710,044	710	475,687			476,397		476,397
Other comprehensive loss					229,718	229,718		229,718
Prior Period Adjustment				(225,928)		(225,928)	(1,166,154)	(1,392,082)
Net loss				(3,878,027)		(3,878,027)	(35,262)	(3,913,289)
Balance as of June 30, 2025	32,429,383	32,429	290,627,791	270,879,151	47,435	19,828,504	846,229	20,674,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Lottery.com Inc.	$(7,219,313)	$(11,474,407)
Adjustments to reconcile net income to net cash used in operating activities:
Loss Attributable to noncontrolling interest	35,262	(88,359)
Depreciation and amortization	908,044	2,615,728
Common stock granted for compensation and as payment in lieu of cash payments for accrued liabilities	3,149,806	7,530,796

Changes in assets and liabilities:
Accounts receivable	(86,322)	(215,894
Prepaid expenses	(6,356)	(29,125)
Other current assets	-	(261,451)
Other long term assets	22,163
Trade payables	467,455	84,844
Accrued and other expenses	673,547	432,918
Deferred revenue	(53,571)	(53,571)
Other liabilities	(128,163)	-
Accrued interest	(5,406)	216,369
Other long-term liabilities	-	-
Net cash (used in) provided by operating activities	(2,242,854)	(1,446,045)
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from collection of note receivable	250,000	-
Payments made as deposits made for acquisitions	(858,314)
Net cash used in investing activities	(608,314)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Payments) from sale of common stock under put arrangement	1,528,024	-
Proceeds/ (Payments) from exercise of options and warrants	(261,393)	-
Proceeds (Payments) from convertible notes	1,857,832	700,000
Net cash provided by financing activities	3,124,463	700,000
Net effect of exchange rate changes on Cash	(78,762)	(127,070)
NET CHANGE IN NET CASH AND RESTRICTED CASH	194,533	(873,115)
CASH AND RESTRICTED CASH - BEGINNING OF YEAR	68,035	359,826
CASH AND RESTRICTED CASH - END OF PERIOD	$262,568	$513,289
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2025

Note 1. Nature of Operations

Description of Business

Lottery.com Inc. (formerly Trident Acquisitions Corp) (“TDAC”, “Lottery.com”. “SEGG Media” or “the Company”), was formed as a Delaware corporation on March 17, 2016. On October 29, 2021, we consummated a business combination (the “Business Combination”) with AutoLotto, Inc. (“AutoLotto”). Following the closing of the Business Combination (the “Closing”) we changed our name from “Trident Acquisitions Corp.” to “Lottery.com Inc.” and the business of AutoLotto became our business. In connection with the Business Combination the Company moved its headquarters from New York, New York to Texas. In July 2025, the Company began doing business as SEGG Media Corporation. The name change is reflective of the Company’s shift to focusing on market segments in sports, entertainment, and gaming.

The Company owns and operates three premium domain brands: Sports.com, Concerts.com, and Lottery.com representing the Company’s three operating focuses: Sports, Entertainment, and Gaming.

Sports

Sports.com is a next-generation global sports streaming and content platform designed to meet the evolving demands of digital audiences. Focused on delivering premium short-form video, curated articles, and eventually live event coverage, the platform combines mobile-first accessibility, AI-driven personalization, and community engagement to create a unified experience for fans worldwide.

The business will launch with an ad-supported freemium model and scale toward subscription and pay-per-view offerings upon achieving key user milestones. Initial target markets include the United States, Latin America (LATAM), India, and the Gulf Cooperation Council (GCC) regions with fast-growing streaming adoption and underserved sports segments. The platform will also build strategic partnerships with regional sports leagues, influencers, and brands to accelerate content acquisition and market penetration.

Additionally, the Company will develop, produce and distribute compelling sports-focused films, docuseries, and premium digital content. This new arm of the business will serve as the cornerstone of the Company’s global expansion into entertainment media and immersive storytelling.

The Company has two wholly-owned subsidiaries to support the operations of the Sports-related activities: Sports.com Media Group Ltd and Sports.com Studios Ltd.

Entertainment

The Company is pursuing multiple revenue models in the entertainment vertical. Through TicketStub.com, the Company has a platform which allows it to generate revenue via direct-to-consumer ticket sales and through affiliate commissions with both first and second tier ticketing services. Concerts.com will focus on delivering free and subscription-based content related to the music industry. Features will include live and recorded concert streaming, music instruction, a licensed and fan-produced merchandise marketplace, and entertainment news.

The Company’s majority owned subsidiary, DotCom Ventures, Inc., operates two brands to support the operations of entertainment related activities: TicketStub.com and Concerts.com.

Gaming

The Company is an independent third-party lottery game service. It offers a platform that it developed and operates to enable the remote purchase of legally sanctioned lottery games in the U.S. and abroad (the “Platform”). The Company’s revenue generating activities are focused on (i) offering the Platform via the Lottery.com app and our websites to users located in the U.S. and international jurisdictions where the sale of lottery games is legal and our services are enabled for the remote purchase of legally sanctioned lottery games (our “B2C Platform”); (ii) offering an internally developed, created and operated business-to-business application programming interface (“API”) of the Platform to enable commercial partners in permitted U.S. and international jurisdictions to purchase certain legally operated lottery games from the Company and resell them to users located within their respective jurisdictions (“B2B API”); (iii) delivering global lottery data, such as winning numbers and results, and sports data, such as scores and statistics, to commercial digital subscribers and provide access to other proprietary, anonymized transaction data pursuant to multi-year contracts (“Data Service”); and (iv) transition Lottery.com into a high-authority, content-rich website that provides comprehensive information about lotteries, including results, analysis, comparisons, tools, and regulatory context and drive revenue through a Cost-per-Acquisition (CPA) or Revenue-Share model with third-party partners .

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

In connection with the Company’s Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $270.9 million and working capital of approximately negative $15.3 million on June 30, 2025. For the quarter ended June 30, 2025, the Company sustained a loss of $3.9 million. For the year ending December 31, 2024 the Company sustained a net loss of $28.2 million. The Company sustained a loss from operations of $25.5 and $60.0 million for the years ending December 31, 2023, and 2022, respectively. Subsequently, the Company sustained additional operating losses and anticipates additional operating losses for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities almost exclusively from debt and equity financing. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt. Although Management believes that it will be able to continue to raise funds by sale of its securities to provide the additional cash needed to meet the Company’s obligations as they become due beginning with a loan agreement the Company entered into with United Capital Investments London Limited. (“UCIL”) on July 21, 2023, the Plans for Recommencement of Company Operations require substantial funds to implement and there is no assurance that the Company will be able to continue raising the required capital.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements depends on its ability to execute the business plan for the relaunch of its core business, launch additional international lottery operations, and expand operations in Mexico and offerings of sweepstake, as well as successful monetization of Sports.com, and keeping expenditures in line with available operating capital. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Non-controlling Interest

Non-controlling interest represents the proportionate ownership of Aganar and JuegaLotto, held by minority members and reflects their capital investments as well as their proportionate interest in subsidiary losses and other changes in members’ equity, including translation adjustments.

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

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash holdings are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $12,970 on June 30, 2025 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

Foreign currency translation

Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using period-end exchange rates. Global Gaming operates in Mexican Pesos and the base currency for Sports.com Media Group Ltd. (formerly S&MI Ltd.) is British Pounds. Assets and liabilities are translated using period-end exchange rates. Sales, costs and expenses are translated at the average exchange rates in effect during the reporting period. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss).

Cash and Restricted Cash

As of June 30, 2025 and December 31, 2024, cash was comprised of cash deposits. From time-to-time cash deposits with some banks may exceed federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of June 30, 2025 and December 31, 2024.

Accounts Receivable

The Company through its various merchant providers pre-authorizes forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and does not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, which are its customers, in the normal course of business. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. In the fall of 2024, the Company completed a project whereby certain older items in accounts receivable for the TinBu subsidiary were offset against the allowance for uncollectible receivables, resulting in a reduction in the number of individual items in accounts receivable which were aged greater than 90 days and the total amount for them. At the completion of this project, the balance in the allowance for uncollectible receivables was $22,016. At the end of 2024 the Company increased the allowance for uncollectible receivables by $10,984. At December 31, 2024 the allowance for uncollectible receivables was $33,000 whereas, before the project described above, it was $94,270 at December 31, 2023. The Company did not change its allowance for uncollectible receivables as of June 30, 2025. At June 30, 2025 the allowance for uncollectible receivables was $33,000. The Company has not incurred bad debt expense historically.

Prepaid Expenses for Advertising Credits

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with two third parties to provide advertising services and issued equity instruments as compensation for the advertising services (“Prepaid advertising credits”). The Company expenses the service as it is performed by the third parties. The value of the services provided were used to value these contracts, except for the year ended December 31, 2021 the Company reserved for potential inability to realize $2,000,000 of prepaid advertising credits in future periods. For the period ending December 31, 2024, the Company determined that approximately an additional $4,745,000 of prepaid advertising credits purchased during 2017 and 2018 may not be able to be fully utilized. As a result, the Company decreased prepaid expenses by $4,745,000 and increased its reserve for loss of prepaid advertising credits by $4,745,000. Prepaid expenses are included in current assets on the consolidated balance sheets. The Company has remaining prepaid expenses of $14,458,252 and $14,451,896 on June 30, 2025 and December 31, 2024, respectively.

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

Leases

Right-of-use assets (“ROU assets”) represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease payments are not included in the calculation of the right-of-use asset and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. As most of the leases do not provide an implicit rate, the Company would use its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Otherwise, the implicit rate would be used when readily determinable. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, the Company accounts for the lease and non-lease components as a single lease component for all classes of underlying assets as both a lessee and lessor. Further, management has elected a short-term lease exception policy on all classes of underlying assets, permitting the Company to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less).

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

Lottery game revenue

Items that fall under this revenue classification include:

Lottery game sales

The Company’s performance obligations of delivering lottery games are satisfied at the time in which the digital representation of the lottery game is delivered to the user of the B2C Platform or the commercial partner of the B2B API, and therefore are recognized at a point in time. The Company receives consideration for lottery game sales at the time of delivery to the customer, which may be the user or commercial partner, as applicable. There is no variable consideration related to lottery game sales. As each individual lottery game delivered represents a distinct performance obligation and consideration for each game sale is fixed, representing the standalone selling price, there is no allocation of consideration necessary.

In accordance with Accounting Standards Codification (“ASC”) 606, the Company evaluates the presentation of revenue on a gross versus net basis dependent on whether the Company is a principal or agent. In making this evaluation, some of the factors that are considered include whether the Company has control over the specified good or services before they are transferred to the customer. The Company also assesses whether it is primarily responsible for fulfilling the promise to provide the goods or services, has inventory risk, and has discretion in establishing the price. For all of the Company’s transactions, management concluded that gross presentation is appropriate, as the Company is primarily responsible for providing the performance obligation directly to the customers and assumes fulfillment risk of all lottery game sales as it retains physical possession of lottery game sales tickets from time of sale until the point of redemption. The Company also retains inventory risk on all lottery game sales tickets as they would be responsible for any potential winnings related to lost or unredeemable tickets at the time of redemption. Finally, while states have the authority to establish lottery game sales prices, the Company can add service fees to ticket prices evidencing its ability to establish the ultimate price of the lottery tickets being sold.

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

Cost of Revenue

Lottery Specific Operations. Cost of revenue consists primarily of variable costs, comprising (i) the cost of procurement of lottery games, minus winnings to users, additional expenses related to the sale of lottery games, including, commissions, affiliate fees and revenue shares; and (ii) payment processing fees on user fees, including chargebacks imposed on the Company. Other non-variable costs included in cost of revenue include affiliate marketing credits acquired on a per-contract basis.

From Non-Lottery Operations. Cost of revenue consists of (i) fixed direct costs and/or variable costs incurred for content or services provided by third parties in connection with generating revenue; and (ii) payment processing fees on user fees, including chargebacks imposed on the Company. Other variable costs include underlying costs of tickets for events and sweepstakes prizes.

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

Generally, the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years. For federal tax purposes, the Company’s 2020 through 2024 tax years generally remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the Company’s 2019 through 2024 tax years remain open for examination by the tax authorities under the normal four-year statute of limitations.

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

Pursuant to the terms of the Business Combination Agreement, the holders of issued and outstanding shares of AutoLotto immediately prior to the Closing (the “Sellers”) were entitled to receive up to 300,000 additional shares of Common Stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “TDAC Founders”) were also entitled to receive up to 200,000 additional shares of Common Stock (the “TDAC Founder Earnout Shares” together with the Seller Earnout Shares, the “Earnout Shares”). One of the earnout criteria had not been met by the December 31, 2021 deadline thus no earnout shares were granted specific to that criteria. 150,000 of the Seller Earnout Shares and 100,000 TDAC Founder Earnout Shares were still eligible Earnout Shares until December 31, 2022. The criteria were not met by December 31, 2022 and those earnout shares were not granted. All of the potential earnout shares were forfeited as of December 31, 2022.

Global Gaming Acquisition

On June 30, 2021, the Company completed its acquisition of 100 percent of equity of Global Gaming Enterprises, Inc., a Delaware corporation (“Global Gaming”), which holds 80% of the equity of each of Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). JuegaLotto is federally licensed by the Mexico regulatory authorities with jurisdiction over the ability to sell international lottery games in Mexico through an authorized federal gaming portal and is licensed for games of chance in other countries throughout Latin America. Aganar has been operating in the licensed Lottery market in Mexico since 2007 and is licensed to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license and additionally issues a proprietary scratch lottery game in Mexico under the brand name Capalli. The opening balance of the acquirees has been included in our consolidated balance sheet since the date of the acquisition. Since the acquirees’ financial statements were denominated in Mexican pesos, the exchange rate of 22.0848 pesos per dollar was used to translate the balances.

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

S&MI Ltd Acquisition

On September 1, 2024, the Company finalized an agreement for the acquisition of S&MI, Ltd. (the “Share Purchase and Sale Agreement”), wherein the Purchase Price was the total equivalent of One Million Dollars USD ($1,000,000.00) in restricted stock units of common shares in the Company (the “Payment-In-Kind”) fixed at Three Dollars USD ($3.00) per share (the “Fixed Price”). The Purchase Price is to be paid out over five payments on the following schedule: The first payment of $150,000 in restricted common stock (50,000 shares) of the Company is due and payable on September 1, 2024 (the “Completion Date” the “First Issuance Date”). The remaining payments in restricted common stock to the shareholders of S&MI Ltd. by the Company will be made as follows: (i) a second payment of $212,500 (70,833 shares) due on or before the 31st day following ninety days after the Completion Date (the Second Issuance Date”); (ii) a third payment, of $212,500 (70,833 shares) due on or before the 31st day following ninety days after the Second Issuance Date (the Third Issuance Date”); (iii) a fourth payment of $212,500 (70,833 shares) due on or before the 31st day following ninety days after the Third Issuance Date (the “Fourth Issuance Date”); and (vi) a fifth and final payment of $212,500 (70,834 shares) due on or before the 31st day following ninety days after the Fourth Issuance Date.

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

Accounts receivable, net	124,928
Other Receivables	50,817
Intangible assets	234,000
Goodwill	1,315,000
Total assets	$1,724,745

Accounts payable and other liabilities	$(175,543)
Director’s Loan	(558,632)
Total liabilities	$(734,175)

Total net assets of Acquiree	$990,570

Note 4. Property and Equipment, net

Property and equipment, net as of June 30, 2025 and December 31, 2024, consisted of the following:

	June 30, 2025	December 31, 2024

Computers and equipment	$123,911	$123,911
Furniture and fixtures	16,900	16,900
Software	2,026,200	2,026,200
Property and equipment	2,159,596	2,167,011
Accumulated depreciation	(2,156,971)	(2,154,887)
Property and equipment, net	$2,660	$12,124

Depreciation expense for the three months ended June 30, 2025 was $1,579 and was $2,831 for the three months ended June 30, 2024.

Note 5. Prepaid Expenses

Prepaid expenses consist primarily of advertising credits from two top tier media organizations that operate in the United States. The advertising credits were obtained in return for warrants, shares of common stock and shares of preferred stock. The agreements do not specify a time period for utilizing these credits and there is no requirement to provide cash or other consideration in connection with utilizing them. The balance can be utilized at any time at the mutual consent of the parties. The Company expects to begin utilizing these credits in the second half of 2025 and anticipates fully utilizing all of them by the end of 2026. Accordingly, they are presented as current assets.

Note 6. Notes Receivable

On March 22, 2022, the Company entered into a three-year secured promissory note agreement with a principal amount of $2,000,000. The note bears simple interest at the rate of approximately 3.1% annually, due upon maturity of the note. The note is secured by all assets, accounts, and tangible and intangible property of the borrower and can be prepaid any time prior to its maturity date. As of June 30, 2025, the entire $2,000,000 in principle was outstanding.

This note was received in consideration for a portion of the development work that the Company performed for the borrower who had intended to use the Company’s technology to launch its own online game in a jurisdiction outside the U.S., where the Company is unlikely to operate.

Note 7. Write-Off of Goodwill and Intangibles

As required by ASC 350 Intangibles – Goodwill and Other Impairment and ASC 360 – Impairment Testing: Long-Lived Assets, in connection with preparing the consolidated financial statements for the period ended December 31, 2024, management conducted a review as to whether there are conditions or circumstances that may indicate the impairment of its long-lived assets, goodwill and other indefinite-lived intangible assets.

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

Additionally, in connection with completion of the tax provision for 2023, a transaction which had been recorded for the year ended December 31, 2021 was reevaluated and a decision was made that it should not have been recorded and should be reversed. Specifically, at the end of 2021, a decision was made to increase goodwill related to the acquisition of Global Gaming Enterprises, Inc. due to an incorrect conclusion that “an adjustment should be made to goodwill for the recording of related deferred tax liabilities as the Company released $1.6 million of valuation allowance since the additional deferred tax liabilities represent a future source of taxable income”. This approach improperly accelerated the effects of future amortization of intangible assets related to Global Gaming, resulting in inappropriately releasing part of a valuation allowance for deferred taxes which is not in compliance with GAAP. At that time, the Company recorded an increase to goodwill for Global Gaming and an income tax benefit each in the amount of $1,653,067. We reversed this transaction by reducing goodwill for Global Gaming by $1,653,067 and increased accumulated deficit to remove the income tax benefit which was incorrectly recorded for year ended December 31, 2021.

Similarly, the Company performed an impairment analysis for the three months ended September 30th, 2024 and as a result of that analysis it was determined that impairment charges were necessary. Impairments of goodwill for $1.6 million against Tinbu’s goodwill and $1.9 million against Global Gaming’s goodwill were recorded and an impairment of $817,000 against intangibles of Global Gaming was recorded. This consisted of impairments against Trade Names & Technology in the amount of $547,000, Technology in the amount of $119,000, and Customer Relationships in the amount of $150,000. There were no other impairments identified or recorded for the year ended December 31, 2024.

Note 8. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	June 30, 2025				December 31, 2024
		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,352,200	$(1,324,867)	$27,333	$1,352,200	$(1,318,033)	$34,167
Trade name	6 years	2,577,000	(2,388,167)	188,833	2,577,000	(2,314,769)	262,231
Technology	6 years	3,254,800	(2,817,212)	1,937,588	3,254,800	(2,737,567)	517,233
Software agreements	6 years	14,450,000	(12,790,000)	1,247,500	14,450,000	(11,545,000)	2,905,000
Gaming license	6 years	4,020,000	(2,680,000)	1,340,000	4,020,000	(2,345,000)	1,675,000
Internally developed software	2 - 10 years	3,316,923	(1,627,839)	1,689,084	3,316,923	(1,450,754)	2,342,969
Domain name	15 years	6,935,000	(2,247,583)	4,687,417	6,935,000	(2,016,417)	4,832,565
		$35,905,923	$(25,875,668)	$11,117,755	$35,905,923	$(23,727,540)	$12,569,165

Amortization expense with respect to intangible assets for the three months ended June 30, 2025 and 2024 totaled $1,073,190 and $1,327,914, respectively, and for the six months ended June 30, 2025 and 2024 totaled $2,098,298 and $2,610,050, respectively, which is included in depreciation and amortization in the Statements of Operations. The Company determined that there was an impairment of long-lived assets of $412,450 during the year ended December 31, 2022, which relates to a project no longer being pursued by the Company. In connection with the annual review of goodwill and intangibles for the year ended December 31, 2023, the Company determined that it was necessary to write down goodwill by $5,650,000 for TinBu and $1,060,200 for Global Gaming. The total impairment charges related to goodwill were $6,710,200 for the year ended December 31, 2023. It was also determined that there was impairment of certain intangible assets related to Global Gaming. As a result, for the year ended December 31, 2023 the Company recorded impairment charges of $488,300 to trade names and trademarks and $311,500 to technology acquired from Global Gaming. The total impairment charges to intangible assets for the year ended December 31, 2023 were $798,800.

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

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
2025	$3,204,573
2026	2,197,764
2027	999,241
2028	663,025
2029	643,941
Thereafter	3,409,213
$11,117,755

The Company had software development costs of $476,850 related to projects not placed in service as of both June 30, 2025 and December 31, 2024, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

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

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties verbally agreed to extend the maturity of the notes to December 31, 2021. As of both June 30, 2025 and December 31, 2024, the balance due on these notes was $771,500. The Company could not prepay the loan without consent from the noteholders. As of December 31, 2021, there were no Qualified Financing events, that trigger conversion, this included the TDAC combination. As of both June 30, 2025, and December 31, 2024 the remaining outstanding balance of $771,500 relates to notes that are no longer convertible which have been reclassified to Notes Payable as per the agreement. Accrued interest on the Series A notes payable was $318,909 on June 30, 2025.

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

During the year ended December 31, 2021, the Company entered into amendments with six of the Series B promissory noteholders to increase the principal value of the notes. The additional principal associated with the amendments totaled $3,552,114. The amendments were accounted for as a debt extinguishment, whereby the old debt was derecognized and the new debt was recorded at fair value. The Company recorded loss on extinguishment of $71,812 as a result of the amendment which was reported in “Other expenses” on the consolidated statements of operations and comprehensive loss.

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 488,226 shares of Lottery.com common stock after accounting for the 1:20 reverse stock split that took place on August 9, 2023. December 31, 2021, the remaining notes comprising the outstanding balance of $185,095 were no longer convertible and were reclassified to notes payable See Note 9. Accrued interest on this note payable as of June 30, 2025 was $86,990.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments were deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of both June 30, 2025 and December 31, 2024, the balance of the loan was $150,000. As of June 30, 2025, the accrued interest on this note was $7,499.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at a variable rate, are unsecured, and the parties have verbally agreed the notes would be due upon a qualifying financing event. As of both June 30, 2025 and December 31, 2024, the balance of the loans totaled $13,000.

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

As of both June 30, 2025 and December 31, 2024, the balance of the notes was $2,336,081. Accrued interest on these notes was $362,910 on June 30, 2025.

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

The effects of the Reverse Stock Split have been reflected in this Quarterly Report on Form 10Q for all periods presented.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of June 30, 2025, there were no shares of preferred stock issued and outstanding.

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

As of June 30, 2025 and December 31, 2024, 32,429,384 and 18,326,855 shares of Common Stock, respectively, were outstanding. During the three months ended June 30, 2025, the Company issued the following shares of common stock.

Schedule of Common Stock
Conversion of debt to equity	2,454,485
Stock issued in lieu of cash	2,564,794
Issuance of Common Stock converted for Convertible Notes	710,044

Total	5,729,323

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

After giving effect to the Business Combination, as of March 31, 2025 there were Public Warrants outstanding for the issuance of 20,125,000 shares of common stock of the Company, which total includes previously issued warrants of AutoLotto, now warrants of Lottery.com Inc. In addition other warrants from 2015 and 2018 are exercisable for the purchase of an aggregate of 19,784 shares of common stock of the Company, the majority of which will expire in October of 2025.

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

Common Stock Warrants

The Company did not issue any warrants during the three months ended June 30, 2025. During the year ended December 31, 2024, the Company issued 458,370 warrants to a third-party consulting firm and 1,996,713 warrants as part of the commitment fee pursuant to the Stock Purchase Agreement with Generating Alpha. The 24,415 outstanding warrants issued prior to January 1, 2023 are fully vested and have a weighted average remaining contractual life of 2.7 years. The 2.5 million warrants issued during 2024 are fully vested and have a weighted average remaining contractual life of 3.5 years. The Company did not incur any expense for the three months ended June 30, 2025 and recorded expenses of $693,397 for the year ended December 31, 2024.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2024	2,479,478	0.29	3.74	1,893,794
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at June 30, 2025	2,479,878	$0.29	3.49	$2,710,316

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

Stock Options

The Company did not issue any new stock options during the quarter ended June 30, 2025. The following table shows stock option activity for the year ended December 31, 2024 and quarter ended June 30, 2025:

Weighted
				Weighted	Average
	Shares	Outstanding	Average	Remaining	Aggregate
	Available	Stock	Exercise	Contractual	Intrinsic
	for Grant	Awards	Price	Life (years)	Value
Outstanding at December 31, 2024	1,011,737	1,018,565	$2.00	2.8	$944,544
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-
Outstanding at June 30, 2025	1,011,737	1,018,565	$2.00	3.1	$944,544

Restricted awards

The Company awards restricted stock to employees, directors, and certain outside consultants from time to time which are granted with various vesting terms including immediate vesting, service-based vesting, and performance-based vesting. In accordance with ASC 718, the Company has classified the restricted stock as equity.

For such issuances, the measurement date is the date of grant, and the Company recognizes compensation expense for the grant of the restricted shares, over the service period for the restricted shares that vest over a period of time and for performance-based vesting awards, the Company recognizes the expense when management believes it is probable the performance condition will be achieved. As of June 30, 2025 and December 31, 2024, unrecognized stock-based compensation associated with the restricted stock awards is $0 and $0 respectively.

The Company had restricted stock activity summarized as follows:

		Weighted
		Average
	Number of	Grant
	Shares	Fair Value
Outstanding at December 31, 2024	-	$-
Granted	3,101,277	1.40
Vested	3,101,277	1.40
Forfeited/cancelled	-	-
Restricted shares unvested at June 30, 2025	-	-
Granted **	3,101,277	1.40
Vested **	2,669,932	1.05
Forfeited/cancelled	-
Restricted shares unvested at June 30, 2025	-	$-

**	Of the shares granted during the quarter ending June 30, 2025 approximately 1.75M shares were granted in lieu of making cash payments to satisfy accrued liabilities and approximately 900K shares were issued to compensate for consulting services incurred during the quarter.

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

Note 13. Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2025 and December 31, 2024.

Digital Securities

In 2018, the Company commenced an offering and issuance (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of the net raffle revenue of LDC Crypto Universal Public Company Limited (“LDC”). The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of LDC or the Company nor do they otherwise hold any rights that a holder of equity securities of LDC or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net raffle revenue. If the net raffle revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any raffle sweepstakes of LDC for such period. For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the Company did not incur any obligations to the holders of the outstanding Digital Securities. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company did not satisfy those obligations during the three months ended June 30, 2025 or the years ended December 31, 2024, 2023, 2022, or 2021.

Leases

The Company leased office space in Spicewood, Texas which expired January 31, 2024 and had continued to utilize that facility on a month-to-month basis with monthly rent of $1,669 per month until August 31, 2024. On September 1, 2024, the Company moved its headquarters to Fort Worth, Texas under a membership agreement with monthly cost of $154. Additionally, the Company had leased retail space in Waco, Texas which expired on December 31, 2024 with monthly rent of $2,434. The space in Waco Texas was retained on a month to month basis until April 30, 2025. The Company also leases a campus in Boca Raton Florida for $25,000 per month under a 12 month lease agreement that commenced on August 1, 2024 and continues thru July 31, 2025. 2025. As of the date of this report, the lease for the campus has not been renewed and the Company is now renting the campus month-to-month, pending a decision by the Company on entering into a new lease for the space. For the three months ended June 30, 2025 and 2024 rent expense was $82,302 and $12,309, respectively.

As of June 30, 2025, future minimum rent payments due under non-cancellable leases with initial are as follows:

Years ending December 31,	Amount
2025	25,000
Thereafter	-
$25,000

Litigation and Other Loss Contingencies

As of June 30, 2025, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Part II, Item 1 for additional information.

Note 14. Related Party Transactions

The Company has entered into transactions with related parties. The Company regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with nonrelated parties.

Christopher Gooding, a director of the Company appointed on August 10, 2023, is an attorney licensed in the United Kingdom who previously provided some limited consulting services to the Company’s outside general counsel on few select U.K. legal matters that could potentially impact the Company. Mr. Gooding was compensated for his limited services separately from his compensation as a director of the Company. Mr. Gooding began providing the limited consulting service to the Company outside general counsel in February 2024. He was paid a total of $264,000 in 2024 for his limited consulting services. His compensation for the limited consulting services provided during the three months ended June 30, 2025 was $72,000. Mr. Gooding ended his limited consulting services to the Company’s outside general counsel on the few select U.K. legal matters at the close of business on June 30, 2025, in order to maintain his indepencce as director of the Company. Other than any matters wherein Mr. Gooding is a named defendant along with the Company, Mr. Gooding strictly provides his opinions on all Board matters, legal or otherwise, as an independent member of the Board of Directors and in no other capacity, and without any additional compensation from the Company or its outside general counsel.

During the quarter ended September 30, 2024, the Company entered into a borrowing arrangement with Robert Stubblefield, the Company’s Chief Financial Officer, to provide funding for certain operating expenses of the Company. At September 30, 2024 the Loan amount was $57,682. Additional amounts were provided by Mr. Stubblefield during the quarter ended December 31, 2024. The loan amount at year end was $67,941. The Loan was issued at zero percent interest. In February of 2025, the Company granted shares of common stock which repaid the loan in full.

Note 16. Subsequent Events

Corporate Name Change

On July 7, 2025. the Company announced that it was rebranding under the name Sports Entertainment Gaming Global Media Corporation (SEGG) to reflect the broadened focus on three key pillars: sports, entertainment, and gaming. The legal name of the Company will remain “Lottery.com Inc.” until the formal name change to “SEGG Media Corporation” is approved by the Company’s shareholders which is expected to occur before the end of September 2025. The Company’s shares began trading under the ticker symbol (Nasdaq: SEGG) effective July 8, 2025. The Company’s warrants continue to trade under the ticker symbol (Nasdaq: LTRYW).

Sports.com All-Sports Arena, designed by David Lloyd

The Company announced that it had entered into a binding Letter of Intent (“LOI”) with David Lloyd on July 9, 2025. The LOI allows the Company to acquire the rights to David Lloyd’s All-Sports Area in Boca Raton, FL at a $14 million valuation. The facility is a 100,000 square-foot brick-built arena already completed in the heart of Boca Raton. The terms of LOI state that the facility will be branded as “Sports.com All-Sports Arena, designed by David Lloyd.” The venue will be the first of its kind in Florida, blending state-of-the-art sporting infrastructure with cutting-edge co-working and business amenities.

Veloce Esports Limited Investment

On July 14, 2025, the Company announced that it had entered into a Subscription Agreement (the “Subscription Agreement”) and a Call Option Agreement (the “Call Option”) with Veloce Esports Limited (“Veloce”). The agreements outline the intent of the Company to purchase a minimum of 12.4% and up to a 51% ownership stake in Veloce. In its most recent fiscal year ended March 2025, Veloce reported £12.8 million ($17.5 million USD) in revenue. Veloce   has built the world’s largest racing and gaming media network with more than 750 million monthly digital views and reaches a rapidly growing Gen-Z and millennial audience.

The Subscription Agreement calls for the Company to pay Veloce £5,675,444.74 GBP (the “Purchase Price”), approximately $7,594,677.54 US dollars, in two tranches. Tranche One shall be an all-cash payment of Two Million British Pounds Sterling, (£2,000,000) (approximately equivalent as of the time of the transaction to $2,676,415.77 US dollars). In return for the Tranche One payment, the Company will receive 1,663 A1 shares of Veloce stock valued at £1,224.74 per share (approximately equivalent to $1,639.01 US dollars) and a commensurate ownership stake of 4.74%. The Tranche Two remaining payment of the Purchase Price will be for £3,675,444.74 (approximately equivalent to $4,918,659.05 US dollars) of which a not less than £1,187,500.00 (approximately equivalent to $1,589,165.94 US dollars) must be in cash with the remaining balance of £2,487,944.74 (approximately equivalent to $3,29,508.98 US dollars) paybale in either cash or restricted shares of common stock of the Company to be applied towards the Purchase Price at a fixed price per Company share of One Dollar USD ($1.00) per share (the “Fixed Price”) irrespective of the trading price of the Company’s common stock on the Tranche Two payment date. Completion of Tranche Two will result in the Company receiving 3,000 A1 shares of Veloce stock valued at £1,224.74 per share (approximately equivalent to $1,639.01 US dollars) per share resulting in the Company’s minimally owning 12.4% of Veloce. Further as a result of the completion of Tranche Two, he Company will receive two director seats on Veloce’s Board of Directors.

The separate Call Option Agreement allows the Company to purchase newly issued share capital in Veloce at a pre-money £50,000,000 valuation (approximately equivalent to $66,907,363.01 US dollars) towards its Fifty-One (51%) percent optimal target ownership interest. To fully exercise its Call Option, the Company must have already completed payments defined above as Tranche One and Tranche Two, and have made offers to Veloce’s shareholders to purchase up to 51% of Veloce’s issued and outstanding shares. The Call Option expires October 31, 2025. The Company will be granted control of the Veloce Board of Directors upon successful completion of both the Subscription Agreement and Call Option Agreement wherein the Company gains 51% ownership of Veloce’s issued and outstanding shares. Payments to the Veloce shareholders under the Call Option Agreement can be made in cash or in shares of the Company’s common stock or a combination of the two.

Super League Kerala (“SLK”) Partnership

On July 17, 2025, the Company announced its first official football league partnership in the Indian subcontinent through a five-year commercial agreement with the Super League Kerala (“SLK”), valued at more than $11.6 million. The agreement establishes SEGG Media and Sports.com as the exclusive global commercial and broadcast partner for SLK.

The partnership will allow SEGG Media to deliver a free and paid subscription model through the Sports.com super app, enabling fans to engage with SLK matches in multiple languages, backed by real-time stats, fantasy integration, and on-demand replays. The deal also includes commercial inventory for local and global sponsors, creating a scalable paid advertising engine tied to viewership growth.

DotCom Ventures Inc. Acquisition

One July 22, 2025, the Company entered into a Share Purchase and Sale Agreement (the “Agreement”) with DotCom Ventures Inc. (“DVI”) which outlined the intent of the Company to purchase the entire issued share capital and assets including the domain names concerts.com and ticketstub.com from DVI.

The Agreement calls for the Company to pay DVI Five Million Dollars ($5,000,000) as consideration for Majority Interest (51%). The parties mutually agree that at Closing, the Company shall have the option at its sole discretion to pay DVI the Purchase Price as follows: (i) in cash; (ii) as Payment-In-Kind (as defined below) equivalent to the Purchase Price; or (iii) a combination of cash and Payment-In-Kind (as defined below) equivalent to the Purchase Price. The term “Payment-In-Kind shall be defined as restricted stock units of common shares of the Company to be applied towards the Purchase Price at a fixed price of Three Dollar USD ($3.00) per share (the “Fixed Price”) irrespective of the trading price of the Company stock at the execution of this Agreement or the Closing Date. At Closing, in the event that the Company elects to make a Payment-In-Kind for any portion of the Purchase Price, the Company shall cause to be issued to Seller the equivalent in restricted stock units of common shares in Lottery.com to be applied towards the Purchase Price. Seller shall receive the Payment-In-Kind within three business days following the Closing Date. Any Payment-In-Kind made as part of the consideration to satisfy any portion of the Purchase Price shall carry full piggyback registrations rights for the benefit of Seller.

In the event the closing price of the restricted stock units of common shares in the Company to be issued to Seller as Payment-In-Kind at Closing is lower than the Fixed Price at the close of trading on April 30, 2026 (the “Reprice Date”), then the Fixed Price will be adjusted downward to the VWAP of the common stock for the five (5) consecutive trading days immediately preceding the Reprice Date (the “Market Price”). Accordingly, Buyer will be obligated to tender Seller additional restricted stock units of common shares in the Company to true up the difference between the Fixed Price and the Market Price (the “True-Up”).

At Closing, Seller will grant to Buyer the right to purchase the balance of the issued and outstanding shares of common stock of DVI held by Seller in excess of the Subject Shares as follows (the “Option”): (i) Ten Thousand (10,000) shares for One Million Dollars ($1,000,000.00) cash by not later than December 31, 2025; (ii) Fifteen Thousand (15,000) shares for One Million Five Hundred Thousand Dollars ($1,500,000.00) cash by not later than May 31, 2026; (iii) Five Thousand (5,000) shares for Five Hundred Thousand Dollars ($500,000.00) cash by not later than December 31, 2025; and (iv) Nineteen Thousand (19,000) shares for Two Million Dollars ($2,000,000.00) in either shares or cash by not later than May 31, 2026 (the “Final Payment”). The Final Payment will be made by Buyer in cash or stock or a combination of both at the election of Buyer; provided that the issuance price of any such shares of SEGG common stock will be at the VWAP of the common stock for the five (5) consecutive trading days immediately preceding the exercise date. At Closing, the Option will be deemed to be coupled with an interest and irrevocable, except that a portion of the Option will be revoked automatically upon the expiration of the funding deadlines set forth above without full payment of the corresponding funding obligation to Seller.

GXR World Sports Platform Acquisition

On July 29, 2025, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Galaxy Racer Holdings Limited, a BVI entity (“GXR”) As consideration for the Assets, Buyer will, at Closing pay and deliver to Seller (or its designees) the sum of Ten Million Dollars USD ($10,000,000.00) (the “Purchase Price”) for 100% of the Assets defined as the GXR Platform and App, the GXR tech stack, all users, and all licenses. Integration between the GXR platform and the Sports.com app will evolve the combination into Sports.com Super App. The platform will offer an all-in-one digital ecosystem built for the modern sports audience combining live streaming; community chat hubs; stats-based social media; e-commerce; real-money and fantasy sports gaming; real time translations; and sports news.

The Agreement calls for the Company to pay GXR Five Million One Hundred Thousand Dollars ($5,100,000) of the Purchase Price as Payment-In-Kind (as defined below) equivalent to the Purchase Price. The term “Payment-In-Kind” shall be defined as restricted stock units of common shares in the Company to be applied towards the Purchase Price at a fixed price of Three Dollars USD ($3.00) per share (the “Fixed Price”) irrespective of the trading price of the Company’s common stock at the execution of this Agreement or the Closing Date. At Closing, Buyer shall cause to be issued to Seller (or its designees) the equivalent in restricted stock units of common shares in the Company to be applied towards the Purchase Price. Seller (or its designees) shall receive the Payment-In-Kind within three business days following the Closing Date. Any Payment-In-Kind made as part of the consideration to satisfy any portion of the Purchase Price shall carry full piggyback registrations rights for the benefit of Seller (or its designees). The Company will also pay GXR (or its designees) Four Million Nine Hundred Thousand Dollars USD ($4,900,000.00) by transferring 49% ownership interest in to be newly, formed wholly owned entity of the Company (“NewCo”) to be domiciled at the discretion of Buyer which shall hold all Assets free and clear of any encumbrances.

As part of the transaction, Paul Roy, Founder and CEO of GXR, will serve as a Director of Newco” which is being created to house the Sports.com Super App. With more than two decades of leadership experience spanning video gaming, esports, and global sports media, Paul Roy will contribute to the integration strategy and long-term growth of Sports.com’s global operations.

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

Overview

During FY 2024, the Company addressed legacy issues while successfully regaining full compliance with Nasdaq’s continued listing rules and restarting operations on a limited basis in order to stage Lottery.com for growth in FY 2025. The cornerstone of the Company’s operational progress for FY 2025 has been driven by technology, product and service/capability enhancements. This progress is driven primarily by the execution of the Company’s “Buy-and-Build” strategy which identifies revenue-producing assets which have the capability to accelerate the Company’s operations in the sports, entertainment, and gaming markets.

This Report is reflective of the Company’s commitment to transparency, integrity, and responsible corporate governance. The investment commitments from United Capital Investments London Limited and Generating Alpha outlined in this report are evidence of investor belief in Management’s capability to resume core lottery and gaming operations, launch additional international lottery operations, and expand operations in Mexico and offerings of sweepstakes, as well as successful monetization of Sports.com, entrance into the entertainment market, and expand all the Company’s brand across the globe.

Nasdaq Listing

On May 2, 2025, Lottery.com Inc. (the “Company” or “Lottery.com”) received a letter from the Nasdaq Listings Qualifications Staff (“Nasdaq Staff”) Indicating they had determined that the Company failed to comply with Nasdaq’s shareholder approval requirements set forth in Listing Rule 5635(c) (the “Approval Rule”).

The Company was notified that it was required to obtain shareholder approval under the Approval Rule prior to the establishment of a 2023 Employees’ Directors’ and Consultants Stock Issuance and Option Plan (the “2023 Plan”) and the Ad Hoc Grants and the shares issued in connection therewith. The Company reported on a Form 8-K on July 3, 2025 that the only Incentive Award Plan for the Company  is “The Lottery.com 2021 Incentive Award Plan” (the “2021 Plan”) which was approved by the shareholders and registered by the Company on Form S-8 dated April 6, 2022, and that all Awards granted from October 2023 forward have been granted in accordance with the 2021 Plan.

As reported on form 8-K filed on May 9, 2025, the Company received written notice from Nasdaq indicating that its bid price for its common stock had closed at less than $1 per share over the previous 30 consecutive business days, and as a result, the Company did not comply with Nasdaq Listing Rule 8510©(3)(A) (the “Bid Price Listing Rule”). However, under the Listing Rules, the Company was provided a 180-calendar day grace period to regain compliance

On June 20, 2025 Lottery.com received a letter from Nasdaq determining that as a result of the Company’s common stock closing at a bid price at or above $1.00 for twenty consecutive business days, the Company had regained compliance with the Bid Price Listing Rule. Nasdaq has closed the matter.

If the Company’s securities are delisted from Nasdaq due to non-compliance with listing rules, it could be more difficult to buy and sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise capital and/or trigger defaults and penalties under its outstanding agreements or securities. Further, even if we lose but are able to regain compliance with Nasdaq listing requirements, there is no guarantee that we will be able to maintain our listing for any period of time.

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

Loan Agreement with Woodford

On December 7, 2022, the Company entered into a loan agreement with Woodford Eurasia Assets, Ltd. (“Woodford”), (the “Woodford Loan Agreement”) pursuant to which Woodford agreed to provide the Company with up to $52.5 million, subject to certain conditions and requirements, of which, per the Company’s books and records $798,351 was received by June 30, 2025 and is owed pursuant to the terms of the Woodford Loan Agreement. Amounts borrowed accrue interest at the rate of 12% per annum (or 22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan advance. Amounts borrowed can be repaid at any time without penalty.

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

Business Combination

On October 29, 2021, we, as AutoLotto, Inc (“AutoLotto”), consummated the Business Combination with Trident Acquisitions Corp. (“TDAC” and after the Business Combination described herein, the “Company”), pursuant to the terms of that certain Business Combination Agreement, dated as of February 21, 2021 (the “Business Combination Agreement”), by and among TDAC, Trident Merger Sub II Corp., a wholly-owned subsidiary of TDAC (“Merger Sub”) and AutoLotto. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into AutoLotto with AutoLotto surviving the merger as a wholly owned subsidiary of TDAC, which was renamed “Lottery.com Inc.” The aggregate value of the consideration paid by TDAC to the holders of AutoLotto common stock in the Business Combination (excluding shares that could have been be issued to former AutoLotto stockholders (the “Sellers”) as earnout consideration) was approximately $440 million, consisting of approximately 2,000,000 shares of common stock valued at $220.00 per share. In addition, each Seller was eligible to receive its pro rata portion of 150,000 Seller Earnout Shares and each Founder Holder was eligible to receive one-third of 100,000 Founder Holders Earnout Shares, subject to adjustments in the normal course of business. Conditions for the Earnout Shares were not met and all of the potential Earnout Shares were forfeited.

Board of Directors

On May 13, 2025, the Board of Directors of the Company appointed Mr. Marc Bircham as a member of its Board of Directors. Mr. Bircham will also serve as Executive Director of Sports.com. He is a seasoned executive, entrepreneur, and former international footballer with a dynamic career that spans professional sports, business development, and strategic leadership. In his career, Marc has spearheaded international growth, led complex acquisition projects, and forged high-value partnerships across the sports and entertainment industries.

Mr. Bircham is eligible to participate in the Company’s equity compensation plans commensurate with all other Directors.

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

The effects of the Reverse Stock Split have been reflected in this Quarterly Report on Form 10Q for all periods presented.

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

The Company completed the acquisition of Spektrum Ltd from PlusEvo Ltd through a Share Purchase Agreement (SPA) executed on March 13, 2025. This acquisition, valued at $1.5 million in common stock at $3 per share, supports Lottery.com’s strategic expansion and the development of Lottery.com International. The acquisition provides the Company with a compliant platform to support lottery, sweepstakes and social gaming operations in dozens of international jurisdictions.

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

Mobile Lottery Game Platform Services

Both our B2C Platform and our B2B API provided users with the ability to purchase legally sanctioned draw lottery games via a mobile device or computer, securely maintain their acquired lottery game, automatically redeem a winning lottery game, as applicable, and receive support, if required, for the claims and redemption process. Our registration and user interfaces were designed to be easy to use, provide for the creation of an account and purchase of a lottery game with minimum friction and without the creation of a mobile wallet or requirement to pre-load minimum funds and - importantly - to provide instant confirmation of the user’s lottery game numbers, whether selected at random or picked by the user. Users of our B2C Platform services paid a service fee and, in certain non-U.S. jurisdictions, a mark-up on the purchase price. Prior to the Operational Cessation, we generated revenue from this service fee and mark-up. Our B2B API Platform resumed limited operations during the month of April 2023. As of the date of this Report, our B2C Platform is not currently available in the US.

The WinTogether Platform

Prior to the Operational Cessation, we operated and administered all sweepstakes offered by WinTogether, a registered 501(c)(3) charitable organization (“WinTogether”), which was formed in April 2020 to support charitable, educational, and scientific causes. In consideration of our operation of the WinTogether platform and administration of the sweepstakes, we received a percentage of the gross donations to a campaign, from which we paid certain dividends and all administration costs.

On April 1, 2024, Lottery.com resumed its sweepstakes offerings through its partnership with the WinTogether.org foundation. In April 2025, Sports.com sponsored a sweepstakes to support the Florida International University surrounding the Formula 1 Crypto.com Miami Grand Prix 2025.

Current Operations

Despite the Operational Cessation, the Company’s subsidiaries have continued to operate. While the operational activities of these subsidiaries vary, from the Operational Cessation through the date of this Report, each of TinBu, Aganar and JuegaLotto has decreased its expenses and has had its revenue decrease from pre-Operational Cessation levels.

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

Lottery.com

On June 24, 2025, The Company appointed Tim Scoffham and CEO of Lottery.com International Limited,. In this role, Scoffham will oversee, the Company’s iGaming and international lottery division focused on delivering secure, compliant, and entertaining lottery experiences across key global markets. His leadership will focus on aligning commercial, media, and technology platforms, bolstering regulatory partnerships, and unlocking scalable, revenue-generating opportunities in high-growth jurisdictions.

Aganar and JuegaLotto

On June 30, 2021, we acquired 100% of the equity of Global Gaming Enterprises, Inc., a Delaware corporation (“Global Gaming”), which holds 80% of the equity of each of Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). JuegaLotto is federally licensed by the Mexican regulatory authorities with jurisdiction over the ability to commercialize lottery games in Mexico through an authorized federal gaming portal and to commercialize games of chance in other countries throughout Latin America. Aganar has been operating in the licensed Online Lottery market in Mexico since 2007 and has certain rights to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online.

Nook Holdings, Ltd

On September 28, 2023, the Company entered into Stock Purchase Agreement with the shareholders of Nook Holdings Limited (“Nook”), a private limited Company incorporated and registered in the Abu Dhabi Global Market, Abu Dhabi, United Arab Emirates (“UAE”). The total purchase price is approximately $2.314 million. The Company made payments totaling $137,500 in the fourth quarter of 2023 and made additional deposits totaling $323,606 in the first six months of 2025 for a cumulative total of $461,002 as of June 30, 2025 and anticipates the transaction closing in the third quarter of 2025 or as otherwise agreed by the parties. Nook is known for its innovative approach to co-working in Dubai and has procured 200 licenses for individuals and companies in the sports, health and wellness sector seeking access to Dubai and the broader Middle Eastern market. With its exclusive partnership with the Dubai Multi-Commodities Centre Free Zone (DMCC), Nook offers a wide range of services, including business setup support, insurance, VAT registration, and networking opportunities for like-minded sports entrepreneurs. As part of the acquisition, Nook will be rebranded under the Sports.com umbrella.

Sports.com

In December 2021, we finalized the acquisition of the domain name https://sports.com. On March 26, 2025, the Company registered Sports.com as a fictious name in the state of Florida under AutoLotto, Inc. Content provided by Sports.com is currently available worldwide as a website and a mobile application. The website was relaunched in August 2025.

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

On March 7, 2024, the Company, announced by press release that it had launched the “Sports.com App”. The App (which is available for download for free from all major app stores) connects sports content with audiences worldwide. By uniting a diverse community of sports enthusiasts across various genres, demographics, and countries, Sports.com plans to eliminate multiple cultural barriers and foster a global sports community.

On March 28, 2024, the Company, announced by press release that it had obtained the rights to live stream the March 31, 2024 heavyweight title fight between Frazier Clarke and Fabio Wardley. The live stream was available to view for free for millions of sports fans in Africa, via the Sports.com website.

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

In February 2025, the Company entered into a multi-year multi-year global partnership with Soccerex, the world’s leading soccer business event organizer. The Agreement makes Sports.com the title sponsor for six global events including Soccerex 2025 for MENA, Europe and USA to be held in Cairo, Amsterdam and Miami, respectively.

This collaboration provides the Company with an influential platform to engage with key stakeholders in the football industry, further solidifying Sports.com’s position at the intersection of sports, technology and entertainment. Working with the Soccerex team and its community presents an opportunity to build brand awareness internationally for the Company’s gaming, content and entertainment brands.

In May 2025, the Company entered into sponsorship agreements with Louis Foster and Calum Ilott, drivers in the NTT IndyCar Series, and Sebastain Murray, a driver in the INDY NXT by Firestone series. The agreements provide the Company’s brands with exposure throughout the 2025 racing seasons with vehicle and attire logo placement and social media postings by the drivers.

On June 17, 2025, the Company appointer Tamer Hassan as president of Sports.com Studios, Ltd. In this role, Hassan will lead the division’s creative and strategic efforts to develop, produce and distribute compelling sports-focused films, docuseries, and premium digital content. This new arm of the business will serve as the cornerstone of Sports.com’s global expansion into entertainment media and immersive storytelling.

On June 24, 2025, The Company appointed Tim Scoffham and CEO of Sports.com Media Group, Ltd. In this role, Scoffham will oversee the strategic integration and international expansion of Sports.com Media, a premium digital sports content and engagement platform. His leadership will focus on aligning commercial, media, and technology platforms, bolstering regulatory partnerships, and unlocking scalable, revenue-generating opportunities in high-growth jurisdictions.

Plans for Recommencement of Company Operations

As noted above, since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused on restarting certain of its core businesses. The Company has developed a three-phase plan to recommence its gaming operations, which plan is outlined below The sequence is subject to change.

Phase 1 - Resume Sweepstakes Operations. The Company resumed its sweepstakes operations in April 2025 in conjunction with the WinTogether trust. The event was marketed under the DonateTo.Win brand. The launch was limited to Florida residents and awarded a prize for a VIP experience at the 2025 Formula 1 Crypto.com Miami Grand Prix 2025. The launch confirmed that the core sweepstakes platform is fully operational and ready to scale for nationwide events. The Company is planning additional events in the remainder of 2025 offering pirzes related the Company’s business’ in the entertainment and sports markets.

Phase 2 - Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform by the end of 2025. As of the date of this Report, the Company expects that it will initially relaunch its B2C Platform to customers in international jurisdictions for a period of time before rolling it out to other jurisdictions, including the resumption of sales in the US. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. For more information, see “Item 1A. Risk Factors. The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns geared towards encouraging prior customers to return to the Platform and to acquire new customers.

Phase 3 - Other Business Lines and Projects. The Company expects to monetize the Sports.com brand, offer TicketStub.com services in international jurisdictions, and expand the Concerts.com platform beyond ticket reselling, and partnering with licensed providers in international jurisdictions to supply digital lottery games, and reviving other products and services that were under development when the Operational Cessation occurred.

As of the date of this Report, the current estimated cash balance of the Company and subsidiaries is approximately $36,799. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to resume its core operations.

As of the date of this Report, our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “SEGG” and “LTRYW,” respectively. As of the date of this Report, we are not in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”). Under its new management, the Company continues to work to improve its disclosure and reporting controls. Also, the Company plans to continue to strengthen and improve its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

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

Components of Our Results of Operations

Our Revenue

Revenue from B2C Platform [when operational]. Our revenue is the retail value of the acquired lottery game and the service fee charged to the user, which we impose on each lottery game purchased from our B2C Platform. The amount of the service fee is based upon several factors, including the retail value of the lottery game purchased by a user, the number of lottery games purchased by a user, and whether such user is located within the U.S. or internationally. Currently, in the U.S, the minimum service fee is $0.50 for the purchase of a $1 lottery game and $1 for the purchase of a $2 lottery game; the service fee for additional lottery games purchased in the same transaction is 6% of the face value of all lottery games purchased. For example, the service fee for the purchase of five $2 tickets is $1.60, comprised of the $1 base service fee, plus 6% of the aggregate value of the face value of all lottery games purchased. The Company has not operated its B2C platform in the US since July 2022. The Company does operate B2C business in Mexico through our wholly-owned subsidiary, Global Gaming.

Internationally, B2C sales in jurisdictions where we do not have direct or indirect authority generate an immaterial amount of revenue, and we are assessing our operations in these jurisdictions. As discussed above, our B2C Platform is not currently operational in the US.

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

Professional Fees. Professional fees include fees paid for legal and financial services, accountants and other professionals.

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

Current Plan of Operations

As of the date of this Report, the Company’s primary revenue drivers are its data business and lottery ticket sales in Mexico and describe the revenue from S&MI. It is anticipated that operational costs for the next 12 months through August 31, 2026 will be greater than revenues. It is anticipated that the liquidity gap will be satisfied by equity investment or debt incurred, of which there is no assurance.

Within the next 12 months, the Company plans to continue to resume domestic lottery operations and expand international operations. Moreover, the Company plans to enhance its mobile application to include pool plays, ticket subscriptions, loyalty programs and various gamification modules.

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

The acquisition of DotCom Ventures Inc. introduces additional revenue streams for us including concert and sporting events ticket sales, an entertainment focused marketplace of concert memorabilia, live streaming of concert events, and ticket sales in international jurisdictions.

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and June 30, 2024, respectively.

	For the three months Ended June 30,
	2025	2024	$ Change	% Change

Revenue	$191,762	$256,998	(65,236)	-25%
Cost of revenue	162,733	45,570	117,163	257%
Gross profit	29,029	211,428	(182,399)	-86%

Operating expenses:
Personnel costs	438,966	1,789,986	(1,351,020)	-75%
Professional fees	1,339,869	1,545,083	(205,214)	-34%
General and administrative	1,123,574	1,435,307	(311,733)	-22%
Depreciation and amortization	1,074,132	1,330,746	(256,614)	-19%
Total operating expenses	3,976,541	6,101,122	(2,124,581)	-35%
Loss from operations	(3,947,512)	$(5,889,694)	1,942,182	-33%

Other expenses
Interest expense	64,422	121,814	(57,392)	-47%
Other (income) expense	(24,033)	(43,992)	19,959	-45%
Total other expenses, net	40,389	77,822	(37,433)	-48%

Net loss before income tax	$(3,987,901)	$(5,967,516)	1,979,615	-33%
Income tax expense (benefit)	4,150	4,150	0	0%
Net loss	(3,992,051)	(5,971,666)	1,979,615	-33%

Revenue.

Revenue. Revenue for the three months ended June 30, 2025 was $192,000, a decrease of $65,000, or 25%, compared to revenue of $257,000 for the three months ended June 30, 2024. The decrease is the net effect of decreases of $50,000 for Global Gaming and $62,000 for TinBu in 2025 vs 2024 offset by $47,000 in revenue for the S&MI subsidiary which was not present in the three months ended June 30, 2024.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the three months ended June 30, 2025 was $163,000 thousand, an increase of $117,000, or 257%, compared to cost of revenue of $46,000 for the three months ended June 30, 2024. The primary driver of the increase is $130,000 in cost of revenue for the S&MI subsidiary which was not present in the three months ended June 30, 2024 which was partially offset by a decrease of $13,000 for Global Gaming in the three months ended June 30, 2025.

Gross Profit. Gross profit for the three months ended June 30, 2025 was $29,000 compared to $211,000 for the three months ended June 30, 2024, a decrease of $182,000, or 86%. The decrease in gross profit resulted from the decreases in revenue for Global Gaming and Tinbu and the net impact of costs and revenue for S&MI during the period which were not present in the three months ended June 30, 2025.

Operating Costs and Expenses.

	For the three months Ended June 30,
	2025	2024	$ Change	% Change

Operating expenses:
Personnel costs	438,966	1,789,986	(1,225,603)	-75%
Professional fees	1,339,869	1,545,083	(205,214)	-13%
General and administrative	1,123,574	1,435,307	(311,733)	-22%
Depreciation and amortization	1,074,132	1,330,746	(256,614)	-19%
Total Operating Expenses	3,976,541	6,101,122	(2,124,581)	-35%
Loss from operations	(3,947,512)	(5,889,694)	1,942,182	-33%

Operating expenses for the three months ended June 30, 2025 were $3.9 million, a decrease of $2.1 million, or 35%, compared to $6.1 million for the three months ended June 30, 2024. The decrease was primarily driven by a decrease of $1.4 million in personnel costs accompanied by decreases in professional fees $205,000, along with decreases in general and administrative expenses by $312,000 and depreciation and amortization by $257,000. Reasons for these decreases are described below.

Personnel Costs. Personnel costs were $439,000 for the three months ended June 30, 2025, a decrease of $1.4 million from $1.8 million for the three months ended June 30, 2024. The decrease is because expenses recorded in the three months ended June 30, 2024 for shares of common stock and related payroll taxes granted to officers for retention and their contributions to the turnaround and accrual of wages related to the TinBu subsidiary did not reoccur during the three months ended June 30, 2025.

Professional Fees. Professional fees decreased by $205,000 or 13%, from $1.5 million for the three months ended June 30, 2024 to $1.3 million for the three months ended June 30, 2025. The increase was due to expenses incurred for outside attorneys, other consultants, and directors in the three months ended June 30, 2025. Activity levels for the business, and these types of expense were lower for the same period in 2024.

General and Administrative. General and administrative expenses were $1.1 million, for the three months ended June 30, 2025, a decrease of $312,000 or 22% from $1.4 million for the three months ended June 30, 2024. A primary driver of the reduction is lower accrual for franchise taxes in the three months ended June 30, 2025 than the three months ended June 30, 2024.

Depreciation and Amortization. Depreciation and amortization decreased $257,000, or 19%, from $1.33 million for the three months ended June 30, 2024 to $1.07 million for the three months ended June 30, 2025. The decrease was primarily driven by write-offs to intangible assets related to Global Gaming in 2023 and 2024 resulting in a decrease of approximately $112,000 for the three months ended June 30, 2025, a decrease of approximately $99,000 because Tinbu intangibles became fully amortized in the summer of 2024, and a decrease of approximately $46,000 related to other intangible assets becoming fully amortized at the end of 2024.

Other (Income) Expense, Net.

	For the three months Ended June 30,
	2025	2024	$ Change	% Change

Other expenses
Interest expense	64,422	121,814	(57,392)	-47%
Other (income) expense	(24,033)	(43,992)	19,959	-45%
Total other expenses, net	40,389	77,822	(37,433)	-48%

Interest Expense. Interest expense for the three months ended June 30, 2025 was $64,000 vs interest expense of $122,000 for the three months ended June 30, 2024, a decrease of $57,000 or 47%. Interest expense relates to notes payable from the time of the business combination plus interest on more recent convertible notes from Woodford, UCIL, and Univest. Interest accrual for convertible debt was lower for the three months ended June 30, 2025 due to lower balances for convertible debt as a result of conversions to equity.

Other (Income) Expense. Other (Income) for the three months ended June 30, 2025 was $24,000 vs $44,000 for the three months ended June 30, 2024, an decrease of $20,000 or 45%. The amount for June 30 2024 is the result of a reclassification of expenses.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and June 30, 2024, respectively.

	For the six months Ended June 30,
	2025	2024	$ Change	% Change

Revenue	$415,611	$516,317	(100,706)	-20%
Cost of revenue	325,201	129,357	195,844	151%
Gross profit	90,410	386,960	(296,550)	-77%

Operating expenses:
Personnel costs	1,125,603	2,774,665	(1,649,062)	-59%
Professional fees	2,429,077	3,564,038	(1,134,961)	-32%
General and administrative	1,862,541	2,917,052	(1,054,511)	-36%
Depreciation and amortization	2,100,958	2,615,728	(514,770)	-20%
Total operating expenses	7,518,179	11,871,483	(4,353,304)	-37%
Loss from operations	(7,427,769)	$(11,484,523)	4,056,754	-35%

Other expenses
Interest expense	(60,119)	224,031	(284,150)	-127%
Other expense	(88,605)	8,684	(97,289)	-1,120%
Total other expenses, net	(148,724)	232,715	(381,439)	-164%

Net loss before income tax	$(7,279,045)	$(11,717,238)	4,438,193	-38%
Income tax expense (benefit)	8,300	8,300	0	0%
Net loss	(7,287,345)	(11,725,538)	4,438,193	-38%

Revenue. Revenue for the six months ended June 30, 2025 was $416,000, a decrease of $101,000, or 20%, compared to revenue of $516,000 for the six months ended June 30, 2024. The decrease is the net effect of decreases of $103,000 for Global Gaming and $86,000 for TinBu in 2025 vs 2024 offset by $88,000 in revenue for the S&MI subsidiary which was not present in the six months ended June 30, 2024.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue of $325,000 for the six months ended June 30, 2025 was an increase of $196,000 or 151% compared with $129,000 for the six months ended June 30, 2024. The primary driver of the increase is $239,000 in cost of revenue for the S&MI subsidiary which was not present in the six months ended June 30, 2024 which was partially offset by a decrease of $43,000 for Global Gaming in the six months ended June 30, 2025.

Gross Profit. Gross profit for the six months ended June 30, 2025 was $90,000 compared to $387,000 for the six months ended June 30, 2024, a decrease of $297,000, or 77%. The decrease in gross profit resulted from the decreases in revenue for Global Gaming and Tinbu, the decrease in cost of revenue for Global Gaming, and the net impact of costs and revenue for S&MI during the period which were not present in the three months ended June 30, 2025.

Operating Costs and Expenses.

	For the six months Ended June 30,
	2025	2024	$ Change	% Change

Operating expenses:
Personnel costs	1,125,603	2,774,665	(1,649,062)	-59%
Professional fees	2,429,077	3,564,038	(1,134,961)	-32%
General and administrative	1,862,541	2,917,052	(1,054,511)	-36%
Depreciation and amortization	2,100,958	2,615,728	(514,133)	-20%
Total operating expenses	7,518,179	11,871,483	4,353,304	-37%
Loss from operations	(7,427,769)	$(11,484,523)	4,056,754	-35%

Operating expenses for the six months ended June 30, 2025 were $7.5 million, a decrease of $4.4 million, or 37%, compared to $11.9 million for the six months ended June 30, 2024. The decrease was primarily driven by a decrease of $1.6 million in personnel costs accompanied by an decreases in professional fees of $1.1million, a decrease in general and administrative expenses of $1.05 million and a decrease in depreciation and amortization by $515,000. Reasons for these decreases are described below.

Personnel Costs. Personnel costs decreased by $1.6 million or 59% from $2.8 million for the six months ended June 30, 2024, to $1.1 million for the six months ended June 30, 2025. The decrease is because expenses recorded in the six months ended June 30, 2024 for shares of common stock and related payroll taxes granted to officers for retention and their contributions to the turnaround and accrual of wages related to the TinBu subsidiary did not reoccur during the six months ended June 30, 2025.

Professional Fees. Professional fees decreased by $1.1 million, or 32%, from $3.6 million for the six months ended June 30, 2024 to $2.4 million for the six months ended June 30, 2025. The increase was due to expenses incurred for outside attorneys, other consultants, and directors in the six months ended June 30, 2025.

General and Administrative. General and administrative expenses decreased $1.0 milliion, or 36%, from $2.9 for the six months ended June 30, 2024 to $1.9 milliion for the six months ended June 30, 2025. A primary driver of the reduction is lower accrual for franchise taxes in the six months ended June 30, 2025 than the six months ended June 30, 2024.

Depreciation and Amortization. Depreciation and amortization decreased $515,000 or 20%, from $2.62 million for the three months ended June 30, 2024 to $2.1 million for the six months ended June 30, 2025. The decrease was primarily driven by write-offs to intangible assets related to Global Gaming in 2023 and 2024 resulting in a decrease of approximately $225,000 for the six months ended June 30, 2025, a decrease of approximately $139,000 because Tinbu intangibles became fully amortized in the summer of 2024, and a decrease of approximately $146,000 related to other intangible assets becoming fully amortized at the end of 2024.

Other (Income) Expense, Net.

	For the six months Ended June 30,
	2025	2024	$ Change	% Change

Other expenses
Interest expense	(60,119)	224,031	(284,150)	-127%
Other expense	(88,605)	8,684	(97,289)	-1,120%
Total other expenses, net	(148,724)	232,715	(381,439)	-164%

Interest Expense (Income). Interest income for the six months ended June 30, 2025 was $60,000 vs interest expense of $224,000 for the six months ended June 30, 2024, a decrease of $284,000 or 127%. Interest accrual for convertible debt was lower for the six months ended June 30, 2025 due to lower balances for convertible debt as a result of conversions to equity. Additionally, an accrual for $196,000 was recorded in the three months ended March 31, 2025 for accrued interest income on a note receivable.

Other Expense. Other income was $89,000 for the six months ended June 30, 2025 vs. $9,000 of other expense for the six months ended June 30, 2024.

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

These conditions, along with our current lack of material revenue producing activities, and significant debt, raise substantial doubt about our ability to continue as a going concern for the next 12 months. For more information, see Note 2 - Significant Accounting Policies, Going Concern to the consolidated financial statements included herein.

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

As of June 30, 2025, we had $1,925,242 of convertible debt outstanding. A portion of this debt has matured and is theoretically in default.

See “-Recent Developments- Loan Agreement with Woodford” and “Loan Agreement with United Capital Investments London Limited” above for additional information.

Cash Flows

Net cash used in operating activities was $1.4 million for the three months ended June 30, 2025, compared to net cash used in operating activities of $1.4 million for the three months ended June 30, 2024.

Net cash used in investing activities during the three months ended June 30, 2025 was $0, which was the same as for the prior year.

Net cash provided by financing activities was $965,000 for the three months ended June 30, 2025, compared to net cash provided of $965,000 for the three months ended June 30, 2024, which was $320 thousand lower year over year.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Annual Report and the notes to the audited financial statements appearing elsewhere in the Annual Report. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies from those discussed in our Amended 2024 Annual Report. In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This guidance requires recognition of most lease liabilities on the balance sheet to give investors, lenders, and other financial statement users a more comprehensive view of a company’s long-term financial obligations, as well as the assets it owns versus leases. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2021, and for interim periods within annual periods after December 15, 2022. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. We are currently evaluating the impact that this guidance will have on our financial statements as well as the expected adoption method. The adoption of this standard did not have a material impact on our financial statements.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Global Gaming Data

On November 14, 2023, the Company and its wholly owned subsidiary TinBu, LLC (“TinBu”) (collectively, “Plaintiffs”) filed a separate lawsuit in the United States District Court for the Middle District of Florida (“MDF”) against John J. Brier, Jr. (“Brier”), Bin Tu (“Tu”), and Global Gaming Data, LLC (“GGD”) (collectively, “Defendants”), which was subsequently amended on November 21, 2023, for damages and injunctive relief arising out of Defendants’ various violations of the Federal Defend Trade Secrets Act (“DTSA”), the Florida Uniform Trade Secrets Act (“FUTSA”) and the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”), and for breaches of contract and breaches of various fiduciary duties, including the duty of loyalty, in a case styled Lottery.com, Inc. f/k/a AutoLotto, Inc. and TinBu, LLC v. John J. Brier, Jr., Bin Tu, & Global Gaming Data, LLC (Case No.: 8:23-cv-2594-KKM-TGW).

In response, Defendants asserted counterclaims against Plaintiffs, essentially filing exactly the same claims they previously alleged in the Hillsborough County Circuit Court Action that had been compelled to arbitration, and they also joined JBBT to the lawsuit. The Company sought dismissal of the counterclaims, as well as a Temporary Restraining Order.  The request for temporary injunctive relief was denied by the MDF in February 2024, and on June 11, 2024, the MDF also denied Plaintiffs’ motion to dismiss, allowing the litigation to move forward.  On June 25, 2024, Plaintiffs filed their answer and affirmative defenses to Defendants’ counterclaims. On December 5, 2024, the parties participated in a court-ordered mediation; however, no resolution was reached.

On February 25, 2025, Plaintiffs’ claims were dismissed without prejudice for failure to prosecute, and Defendants immediately moved for default judgment on their counterclaims.  On March 14, 2025, the Court entered an order denying without prejudice Defendants’ Motion for various deficiencies in the filing.  On March 18, 2025, Defendants filed an Amended Motion for Default Judgment on their Counterclaims, followed by additional support for their purported damages on April 25, 2025.  The Company engaged new counsel, who made an appearance on June 5, 2025, and thereafter sought and obtained additional time to respond to Defendants’ filings.  On August 6, 2025, Plaintiffs filed a Motion to Dismiss for Lack of Subject Matter Jurisdiction, or in the Alternative, Motion to Set Aside Default and Compel Arbitration, which was renewed on August 14, 2025.  At the same time, Plaintiffs also submitted opposition briefing and supporting evidence to contradict Defendants’ filings relating to damages evidence.  Defendants’ reply to Plaintiffs filings is due to be filed on August 29, 2025.  In the interim, the MDF has stayed all deadlines in the case management order and has cancelled any pretrial proceedings, pending resolution on the parties’ motions.

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

McTurk

On June 10, 2024, the Company and Matthew McGahan (“McGahan”) (Company and McGahan collectively, “Defendants”) filed their Notice of Removal and No Answer Motion to Dismiss a state court complaint filed by Sharon A. McTurk (“McTurk”), Rutherford Enterprises, LLC (“Rutherford”), SJB Solutions, LLC (“SJB”) and Astra Supply Chain, LLC (“Astra”) McTurk, Rutherford, SJB and Astra (collectively, “Plaintiffs” or “Appellant”)) alleging fraudulent and negligent misrepresentation, aiding and abetting, and conspiracy by Defendants. On July 2, 2024, McGahan filed his Motion to Dismiss for Lack of Personal Jurisdiction and Defendants filed their Motion to Dismiss for Failure to State a Claim and Supporting Memorandum of Law (“Motions to Dismiss”). On July 19, 2024, Plaintiffs filed their response to the Motions to Dismiss. Defendants filed their reply on August 29, 2024 to Plaintiffs response to Defendants’ Motions to Dismiss. On February 25, 2025, the Court entered an Order granting Defendants’ Motion to Dismiss for Failure to State a Claim (the “Order”). Accordingly, Plaintiffs’ complaint was dismissed with prejudice. All pending deadlines and hearings were terminated, and any other pending motions were denied as moot. Plaintiffs filed a notice of appeal as to the Order and subsequently filed Appellants’ Brief. On June 16, Appellee’s filed their Answer Brief with the 11th Circuit and on filed and served the Supplemental Appendix to Appellees’ Answer Brief.

Honey Tree Trading

On September 4, 2024, Honey Tree Trading, LLC (“Honey Tree” or “Plaintiff”) filed a verified original complaint (the “Complaint”) against Lottery.com (“Lottery.com” or the “Company”) and directors Matthew Howard McGahan (“McGahan”), Christopher Gooding (“Gooding”), Paul Jordan (“Jordan”), Tamer Hassan (“Hassan”) and Warren Macal (“Macal” together with McGahan, Gooding, Jordan and Hassan, the “Individual Defendants” and, collectively Lottery.com, the “Defendants”) in Delaware Chancery Court alleging, amongst other things, breach of contract by the Company with respect to certain notes and warrants and breach of fiduciary duties by the Individual Defendants. (CA. No. 2024-0921-NAC: styled Honey Tree Trading, LLC v. Lottery.com Inc., et al.). On October 10 ,2024, Honey Tree amended its Complaint by filing an amended verified complaint (the “Amended Complaint”) and a motion to expedite proceedings (the “Motion”). On November 6, 2024, at a hearing on Plaintiff’s Motion (the “Hearing”) and on the issue of breach of fiduciary duties against the Individual Defendants, Honey Tree’s counsel informed the Court that, “[t]here is no question that Honey Tree is presently a shareholder and was a shareholder at the time it presented its pleading.” On November 12, 2024, Plaintiff’s counsel informed the Court that “Honey Tree did own shares prior to the filing of the Amended Complaint but sold them prior to that filing; and (ii) Honey Tree did not subsequently purchase shares of Lottery.com until November 7, 2024, the day after the [H]earing,” (Plaintiff’s Admission”). Following Plaintiff’s Admission on November 13, 2024, Plaintiff dismissed without prejudice its claims against Hassan and Macal (the “Dismissal”). The Court ordered the Dismissal on November 15, 2024. On December 13, 2024, Plaintiff filed amended its Amended Complaint by filing a second amended verified complaint (the “Second Amended Complaint”) and a renewed motion to expedite proceedings (the “Second Motion to Expedite”) against the Company and remaining Individual Defendants. In accordance with a briefing stipulation entered by the Court on December 11, 2023, defendants shall answer the Second Amended Complaint and file its opposition to the Second Motion to Expedite by January 13, 2025. On January 13, 2025, the Company and Individual Defendants timely filed their Answer to the Second Amended Complaint, an Opposition to Motion to Expedite and a Partial Motion to Dismiss. On March 6, 2025, Plaintiff notified the Court that it withdraws its Motion to Expedite. On April 25, 2025, Plaintiff filed its Motion to Dismiss Count IV of the Second Amended Complaint as Moot. The motion was granted and Count IV of the Second Amended Complaint was dismissed by the Court.

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

Dawn Nettles

On February 14, 2025, Dawn Nettles, et. al (“Nettles” or “Plaintiff”) filed a verified original class action (the “Complaint”) against Lottery.com (“Lottery.com” or the “Company”), Rook TX LP, Gary N. Grief, IGT Solutions Corporation (“IGT”) (collectively the “Defendants”) in the District Court of Harris County, 333rd Judicial District (the “Court”) alleging that the Defendants engaged in systematic fraud, misappropriated lottery funds, illegally sold tickets across state lines, and manipulated the outcome of lottery games, including, but not limited to the April 22, 2023 Lotto Texas drawing. On March 25, 2025, the judge issued a ruling that the claims against IGT be dismissed without prejudice. Nettles filed a notice on May 30, 2025 that she is “taking a Nonsuit Without Prejudice Against All Parties Effective Immediately.” The Notice, under Texas Rule of Civil Procedure 162, terminated the case effective immediately.

Jerry R. Reed

On April 8, 2025, Jerry. R. Reed, “Reed” or the “Plaintiff”) brought an action against AL Tx Management, LLC; AutoLotto, Inc; Matthew Clemeson; Colossus Bets Limited; Ryan Dickinson; Lawrence Anthony Dimatteo III; Lottery Now Inc; Lottery.com, Inc. (“Lottery.com” or the “Company”); Bernard Marantelli; Qawi and Quddus, Inc.; Zeljeko Ranogajec; Rook GP, LLC; Rook TX LP; and White Swan Data Limited (collectively the “Defendants”) (Case No. 25-BC03A-0007), styled Jerry B. Reed vs. Rook TX LP, Rook GP LLC, Colossusbets Limited, Lottery.com, Inc., Autolotto, Inc., Lottery Now, Inc., ALTX Management, LLC, Qawi and Quddus, Inc., d/b/a Luck Zone, Lawrence Anthony “Tony” Dimatteo II , Matthew Clemensen, Ryan Dickinson, Zelko Ranogajec a/k/a John Wilson, White Swan Data Limited, Bernard Marantelli; In the Business Court of Texas, Third Division; REMOVED: Case No. D-1-GN-25-002446; 353rd District Court; Travis County, Texas; alleging illegal game-rigging and money-laundering during the April 22, 2023 Lotto Texas drawing. Plaintiff seeks recovery of funds which he claims should have been included in the Lotto Texas jackpot he won on May 17, 2023.

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

Many of the U.S. jurisdictions in which we have historically done business or anticipate doing business in the future require that lottery game tickets be sold only by licensed retailers and prohibit sale or resale of lottery tickets at prices in excess of the purchase price designated by the applicable regulatory authority. Because lottery tickets are typically considered bearer instruments, we can purchase tickets on behalf of our users and customers and charge certain service fees within the limits of the applicable laws in each U.S. jurisdiction. In most cases, with Virginia being a notable exception, the laws do not specifically prohibit users from engaging our services to purchase lottery tickets on their behalf. However, certain types of fees are prohibited in certain jurisdictions. For example, Pennsylvania prohibits “any fee associated with the acquisition or transportation of lottery tickets or shares” and Illinois law prohibits service charges, handling fees or other costs added to the established price of a ticket. On June 25, 2025, Texas enacted a law to criminalize the sale of lottery tickets by couriers. In those states and other states with similar prohibitions, we need to structure our business model to comply with the relevant laws while still endeavoring to operate profitably.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amendment and Restatement Agreement in respect of Loan Agreement (Deed), dated as of June 12, 2023, between Lottery.com and Woodford Eurasia Assets Ltd. (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on June 15, 2023).
10.2	Loan Agreement, dated as of July 26, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 1, 2023).
10.3	Amended and Restated Loan Agreement, dated as of August 8, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on August 22, 2023).
10.4	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 24, 2023).
10.5	Entry into Stock Purchase Agreement for the Acquisition of Nook Holdings Limited
10.6*	Asset Purchase Agreement between Lottery.com and Galaxy Racer Holdings Ltd dated as of July 30, 2025
10.7*	Subscription Agreement between Lottery.com Inc. and Veloce Esports Limited dates as of July 11, 2025
10.71*	Deed of Adherence between Lottery.com Inc. and Veloce Esports Limited dates as of July 11, 2025
10.72*	Subscription Agreement Variation Letter between Lottery.com Inc. and Veloce Esports Limited dates as of July 11, 2025
10.73*	Second Subscription Agreement Variation Letter between Lottery.com Inc. and Veloce Esports Limited dates as of July 31, 2025
10.74*	Third Subscription Agreement Variation Letter between Lottery.com Inc. and Veloce Esports Limited dates as of August 18, 2025
10.40*	Share Purchase and Sale Agreement between Lottery.com and DotCom Ventures Inc. dated July 22, 2025
10.50*	Nook Holdings Share Purchase Agreement
10.51*	Amendment 1 to Nook Holdings Share Purchase Agreement
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Amended Quarterly Report on Form 10-Q/A included in the Exhibit 101 Inline XBRL Document Set

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

Dated: August 19, 2025

