Form 10-Q/A
period 2025-03-31
Lottery.com Inc.
filed 2025-10-15
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

(737) 787-3798

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

As of August 22, 2025, 39,402,750 shares of common stock, par value $0.001 per share were issued and outstanding.

EXPLANATORY NOTE

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Lottery.com Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (this “Amended Report”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 21, 2025 (the “Original Report”), to amend and revise the following Items of our Original Report:

Corporate Phone Number; and

Part I – Item 1 Condensed Consolodated Staements of Cash Flows

The other Items of the Original Report have not been amended.

The only changes to the Original Report are those related to the matters described below and only in the items listed above. Except as described herein, this Amended Report does not modify, amend or update any of the other financial information or other information contained in the Original Report. In addition, in accordance with SEC rules, this Amended Report includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 32.1. Otherwise, the information contained in this Amended Report is as of the date of the Original Report and does not reflect any information or events occurring after the date of the Original Report. Such subsequent information or events include, among other things, the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Original Report and the information and events described in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 22, 2025 (the “Amended Annual Report”). For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Report, which update and supersede certain information contained in the Original Report and this Amended Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS

Current assets:
Cash	$468,677	$68,035
Restricted Cash	-	-
Accounts receivable	487,133	494,129
Prepaid expenses	14,373,230	14,449,333
Other current assets	1,130,272	880,961
Total current assets	16,459,312	15,892,458

Notes receivable	2,000,000	2,250,000
Investments	250,000	250,000
Goodwill	9,061,675	9,061,675
Intangible assets, net	12,780,032	12,569,165
Property and equipment, net	3,426	12,124
Other long-term assets	12,884,686	12,906,849
Total assets	$53,439,131	$52,942,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$8,496,714	$8,241,311
Deferred revenue	223,214	250,000
Notes payable - current	6,212,536	5,735,110
Accrued interest	1,270,044	1,218,864
Accrued and other expenses	11,268,723	12,161,311
Other liabilities	4,061,546	2,790,845
Total current liabilities	31,532,777	30,397,441

Long-term liabilities:
Convertible debt, net - non current	-	-
Other long-term liabilities	-	-
Total long-term liabilities	-	-
Commitments and contingencies (Note 13)	-	-
Total liabilities	31,532,777	30,397,442

Equity
Controlling Interest

Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 26,700,060 and 18,326,855 issued and outstanding March 31, 2025 and December 31, 2025, respectively	26,700	18,327
Additional paid-in capital	286,789,488	283,913,433
Accumulated other comprehensive loss	(182,283)	16,880
Accumulated deficit	(266,775,196)	(263,468,728)
Total Lottery.com Inc. stockholders’ equity	19,858,709	20,479,912
Noncontrolling interest	2,047,645	2,064,917
Total Equity	21,906,354	22,544,829

Total liabilities and stockholders’ equity	$53,439,131	$52,942,271

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

LOTTERY.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2025 and 2024

						Total
					Accumulated	AutoLotto
			Additional		Other	Inc.		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2023	2,877,045	2,877	$269,690,569	$(235,132,590)	(91,667)	34,469,189	2,120,429	36,589,618
Stock based compensation	1,851,277	1,851	3,652,273					3,654,124
Other comprehensive loss					16,673	16,673		16,673
Net loss				(5,708,979)		(5,708,979)	(67,640)	(5,776,619)
Balance as of March 31, 2024	4,728,322	$4,728	273,342,842	(240,841,569)	(74,994)	$32,431,007	$2,052,789	$34,483,796
Balance as of December 31, 2024	18,326,855	$18,327	$283,913,433	(263,468,728)	16,880	$20,479,912	$2,064,916	$22,544,829

Stock issued for debt conversion	612,569	613	210,407			211,020		211,020
Stock issued in lieu of cash	7,760,636	7,760	2,665,648			2,673,408		2,673,408
Other comprehensive loss					(199,163)	(199,163)		(199,163)
Net loss				(3,306,468)		(3,306,468)	(17,272)	(3,323,740)
Balance as of March 31, 2025	26,700,060	26,700	286,789,488	(266,775,196)	(182,283)	19,858,709	2,047,645	21,906,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Lottery.com Inc.	$(3,306,468)	$(5,594,337)
Adjustments to reconcile net income to net cash used in operating activities:
Loss Attributable to noncontrolling interest	17,272	(57,321)
Depreciation and amortization	1,026,826	1,283,558
Stock based compensation expense	-	3,537,014
Stock issued in lieu of cash	2,673,409	-
Changes in assets and liabilities:
Accounts receivable	6,996	(220,828)
Prepaid expenses	78,666	(24,673)
Other current assets	(251,874)	6,590
Other long-term assets	22,163	-
Trade payables	255,403	(25,939)
Accrued and other expenses	(892,588)	(57,373)
Deferred revenue	(26,786)	(26,886)
Other liabilities	(229,299)	-
Other liabilities - acquisition	1,500,000	-
Accrued interest	51,180	102,206
Net cash (used in) provided by operating activities	924,900	(1,077,990)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary, net	(1,500,000)	-
Proceeds from collection of note receivable	250,000	-
Net cash used in investing activities	(1,250,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Payments) of short term loans	18,221	-
Proceeds (Payments) of convertible notes	678,801	700,000
Net cash (used in) provided by financing activities	697,022	700,000
Net effect of exchange rate changes on Cash	28,720	102,214
NET CHANGE IN NET CASH AND RESTRICTED CASH	400,642	(275,776)
CASH AND RESTRICTED CASH - BEGINNING OF YEAR	68,035	359,826
CASH AND RESTRICTED CASH - END OF PERIOD	$468,677	$84,050
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

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

Accounts receivable, net	124,928
Other Receivables	50,817
Intangible assets	234,000
Goodwill	1,315,000
Total assets	$1,724,745

Accounts payable and other liabilities	$(175,543)
Director’s Loan	(558,632)
Total liabilities	$(734,175)

Total net assets of Acquirees	$990,570

Note 4. Property and Equipment, net

Property and equipment, net as of March 31, 2025 and December 31, 2024, consisted of the following:

	March 31, 2025	December 31, 2024

Computers and equipment	$114,331	$123,911
Furniture and fixtures	18,410	16,900
Software	2,026,200	2,026,200
Property and equipment	2,158,941	2,167,011
Accumulated depreciation	(2,155,515)	(2,154,887)
Property and equipment, net	$3,426	$12,124

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

Note 8. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	March 31, 2025				December 31, 2024
		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,352,200	$(1,321,450)	$37,584	$1,352,200	$(1,318,033)	$34,167
Trade name	6 years	2,577,000	(2,364,750)	212,250	2,577,000	(2,314,769)	262,231
Technology	6 years	4,754,800	(2,742,979)	2,011,821	3,254,800	(2,737,567)	517,233
Software agreements	6 years	14,450,000	(12,512,500)	1,870,000	14,450,000	(11,545,000)	2,905,000
Gaming license	6 years	4,020,000	(2,512,500)	1,507,500	4,020,000	(2,345,000)	1,675,000
Internally developed software	2 - 10 years	3,312,923	(1,539,297)	2,254,426	3,316,923	(1,450,754)	2,342,969
Domain name	15 years	6,935,000	(2,041,715)	4,886,451	6,935,000	(2,016,417)	4,832,565
		$37,405,923	$(25,095,857)	$12,780,032	$35,905,923	$(23,727,540)	$12,569,165

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Lottery.com Inc.

By:	/s/ Matthew McGahan
Name:	Matthew McGahan
Title:	Chief Executive Officer
(Principal Executive Officer)

Lottery.com Inc.

By:	/s/ Robert J. Stubblefield
Name:	Robert J. Stubblefield
Title:	Chief Financial Officer
(Principal Accounting/Financial Officer)

Dated: October 15, 2025

