Form 10-Q
period 2025-09-30
Lottery.com Inc.
filed 2025-11-20
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ For the quarterly period ended September 30, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	SEGG	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock, each at an exercise price equivalent to $2,300.00	LTRYW	The Nasdaq Stock Market LLC

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

As of November 14, 2025, 5,139,652 shares of common stock, par value $0.001 per share were issued and outstanding.

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

Forward-looking statements are based on the current expectations of the management of Lottery.com and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2024 (the Amended “Annual Report”) which was filed on April 22, 2025 and in this Report, as such factors may be updated in our periodic reports filed with the Securities and Exchange Commission (the “SEC”), as well as the following:

●	The findings of the previously disclosed internal investigations and other matters have exposed us to legal proceedings, regulatory investigations and inquiries, and have resulted in significant legal and other expenses, and significant time and attention from our senior management, as well as causing other adverse impacts.

●	We and certain of our former officers are, and in the future, we or our officers and directors may become, the subject of legal proceedings, investigations and inquiries by governmental agencies with respect to the findings of the above matters, which could have a material adverse effect on our reputation, business, financial condition, and results of operations, which could result in additional claims and material liabilities.

●	We have been named as a defendant in a number of lawsuits filed by purchasers of our securities, including class action lawsuits that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

●	Matters relating to or arising from our previous restatement and the internal investigations, including adverse publicity and potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

●	We need additional capital to, among other things, support and restart our operations, complete acquisitions and pay expenses. Such capital may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to recommence our operations and we may need to permanently cease our operations.

ii

●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

●	Our inability to compete with other forms of entertainment for consumers’ discretionary time and income.

●	Economic downturns, inflation, geopolitical and political and market conditions beyond our control.

●	Negative events or media coverage relating to our business, our management and directors.

●	Our inability to attract and retain users, including our ineffectiveness to appear in Internet search engine listings.

●	Our continued ability to successfully use domain names to promote and increase the value of our brand.

●	Scrutiny by stakeholders with respect to responsible gaming conduct.

●	Our ability to achieve profitability and growth in our primary markets: sports, gaming, and entertainment.

●	The effectiveness of our marketing efforts in developing and maintaining our brand and reputation.

●	The vulnerability of our information systems to disruptions in communications, cyberattacks and disruptions caused with respect thereto, including an inability to securely maintain personal and other proprietary user information.

●	Our inability to adapt to changes in the Internet, mobile or personal devices, or new technology platforms or network infrastructures, including AI.

●	The exposure of our online infrastructure to risks relating to distributed ledger technology.

●	Our inability to comply with complex, ever-changing and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming industries.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or provide software component products for our product offerings and the processing of user payments and withdrawals.

●	Our inability to maintain successful relationships and/or agreements with third-party service provider affiliates.

iii

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations required for the operation of our business.

●	The ongoing responsibility of maintaining compliance with the regulatory and other requirements of being a public company.

●	We have had periods of non-compliance with Nasdaq listing standards in the past and we may not be able to maintain compliance with Nasdaq’s continued listing standards in the future.

●	Limited liquidity and trading of our securities.

●	Lenders may not loan us the amounts they agreed to under existing loan agreements.

●	Our obligations under certain loan agreements are secured by a first priority security interest in substantially all of our assets and if we were to default, we could be required to curtail or abandon our business plans and operations.

●	The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford, UCIL, Univest, or Generating Alpha Ltd (as defined herein) under their loan agreements may depress the market price of our common stock and cause substantial dilution.

●	We currently owe a significant amount of money under our loan agreements, which we may not be able to repay on the terms provided therein.

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

iv

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1

LOTTERY.COM INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(UNAUDITED)	(AUDITED)
ASSETS

Current assets:
Cash	$320,636	$68,035
Accounts receivable	762,122	494,129
Prepaid expenses	14,419,893	14,449,333
Other current assets	3,226,390	880,961
Total current assets	18,729,041	15,892,458

Notes receivable	2,000,000	2,250,000
Investments	250,000	250,000
Goodwill	9,061,675	9,061,675
Intangible assets, net	30,505,537	12,569,165
Property and equipment, net	1,831	12,124
Other long-term assets	12,884,686	12,906,849
Total assets	$73,432,770	$52,942,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$8,688,802	$8,241,311
Deferred revenue	169,643	250,000
Notes payable - current	5,740,882	6,110,777
Accrued interest	1,294,998	1,218,864
Accrued and other expenses	11,984,856	12,161,311
Other liabilities	2,069,132	2,415,179
Total current liabilities	29,948,313	30,397,442

Long-term liabilities:
Convertible debt, net - non current	-	-
Other long-term liabilities	-	-
Total long-term liabilities	-	-
Commitments and contingencies (Note 13)	-	-
Total liabilities	29,948,313	30,397,442

Equity
Controlling Interest
Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 4,391,123 and 1,832,685 issued and outstanding September 30, 2025 and December 31, 2024, respectively	4,391	18,327
Additional paid-in capital	308,338,601	283,913,433
Accumulated other comprehensive loss	(21,601)	16,880
Accumulated deficit	(275,435,350)	(263,468,728)
Total Lottery.com Inc. stockholders’ equity	32,886,041	20,479,912
Noncontrolling interest	10,598,416	2,064,917
Total Equity	43,484,457	22,544,829

Total liabilities and stockholders’ equity	$73,432,770	$52,942,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$137,679	$200,653	$553,290	$716,970
Cost of revenue	204,868	86,315	530,069	215,672
Gross profit	(67,189)	114,338	23,221	501,298

Operating expenses:
Personnel costs	360,135	679,346	1,485,738	3,454,011
Professional fees	1,449,749	1,205,900	3,878,826	4,769,938
General and administrative	1,498,490	681,345	3,361,031	3,598,397
Depreciation and amortization	1,180,132	1,207,913	3,281,090	3,823,641
Total operating expenses	4,488,506	3,774,504	12,006,685	15,645,987
Income (loss) from operations	(4,555,695)	$(3,660,166)	(11,983,464)	$(15,144,689)

Other expenses
Interest (income) expense	67,845	126,753	7,726	350,784
Other (income) expense	(19,343)	(20,431)	(107,948)	(11,747)
Loss on impairment of intangibles & goodwill	-	4,298,002		4,298,002
Total other expenses (income), net	48,502	4,404,324	(100,222)	4,637,039

Net loss before income tax	$(4,604,197)	$(8,064,490)	$(11,883,242)	$(19,781,728)
Income tax expense (benefit)	4,365	12,814	12,665	21,114
Net loss	(4,608,562)	(8,077,304)	(11,895,907)	(19,802,842)

Other comprehensive loss
Foreign currency translation adjustment, net	59,205	102,704	109,247	251,889
Comprehensive loss	(4,549,357)	(7,974,600)	(11,786,660)	(19,550,953)
Net income attributable to noncontrolling interest	(107,597)	(40,824)	(55,063)	(142,770)
Net loss attributable to Lottery.com Inc.	(4,441,760)	(7,933,776)	(11,731,597)	(19,408,183)

Net loss per common share
Basic and diluted	$(1.19)	$(7.86)	$(3.86)	$(29.47)

Weighted average common shares outstanding
Basic and diluted	3,728,546	1,009,986	3,042,671	658,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Three and Nine Months Ended September 30, 2025 and 2024

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2023	287,705	2,887	269,693,158	(235,132,590)	(91,667)	34,469,189	2,120,176	36,589,618
Stock based compensation	185,128	185	3,653,939			358,349		358,349
Other comprehensive loss					16,673	16,673		16,673
Net loss				(5,708,979)		(5,708,979)	(67,640)	(5,328,077)
Balance as of March 31, 2024	472,832	$473	$273,347,097	$(240,841,569)	(74,994)	$32,431,007	$2,052,789	$34,483,796

Stock based compensation	261,321	261	4,011,894			(4,012,156)		358,349
Conversion of debt to equity	10,544	11	137,585			137,596		137,596
Other comprehensive loss					(51,595)	(51,595)		(51,595)
Net loss				(5,969,320)		(5,969,320)	(44,624)	(6,013,944)

Balance as of June 30, 2024	744,697	745	277,496,576	(246,810,889)	(126,589)	30,559,843	2,008,165	32,568,008

Stock based compensation	203,051	203	2,261,727			2,261,930		2,261,930
Stock issued for acquisition of subsidiary	5,000	5	149,995			150,000		150,000
Conversion of debt to equity	52,377	52	558,448			558,500		558,500
Other comprehensive loss					243,980	243,980		243,980
Net Loss				(7,944,050)		(7,944,050)	(40,824)	(7,984,874)
Balance as of September 30, 2024	1,005,125	1,005	280,466,746	(254,754,939)	117,391	25,479,912	$1,967,341	27,797,544
Balance as of December 31, 2024	1,832,686	$1,833	$283,929,927	$(263,468,728)	16,880	$20,479,912	$2,064,916	$22,544,829
Stock based compensation	61,257	61	210,959			211,020		211,020
Stock issued in lieu of cash	776,064	776	2,672,632			2,673,408		2,673,408
Other comprehensive loss					(199,163)	(199,163)		(199,163)
Net loss				(3,306,468)		(3,306,468)	(17,272)	(3,323,740)
Balance as of March 31, 2025	2,670,006	2,670	286,813,518	(266,775,196)	(182,283)	19,858,709	2,047,644	21,906,353

Stock based compensation	245,449	246	1,646,567			1,646,812		1,646,812
Conversion of debt to equity	256,479	256	1,720,567			1,720,823		1,720,823
Stock issued in lieu of cash	71,004	71	476,326			476,397		476,397
Other comprehensive loss					229,718	229,718		229,718
Prior period adjustment to correct balance in noncontrolling interest				(340,367)		(340,367)	(1,166,154)	(1,506,521)
Net loss				(3,878,027)		(3,878,027)	(35,262)	(3,913,289)
Balance as of June 30, 2025	3,242,938	3,243	290,656,977	(270,993,590)	47,435	19,714,065	846,228	20,560,293
Stock issued in lieu of cash	379,377	397	1,156,072			1,156,072	-	1,156,072
Stock issued for acquisitions	340,000	340	10,200,007			10,200,007	-	10,200,007
Conversion of Debt to Equity	219,581	219	3,376,220			3,376,220	-	3,376,220
Stock issued under stock purchase agreement	191,581	192	2,950,281			2,950,473	-	2,950,473
Noncontrolling interest in acquired subsidiaries						0	9,859,785	9,859,785
Other comprehensive loss					(69,036)	(69,036)		(69,036)
Net Loss				(4,441,760)		(4,441,760)	(107,597)	(4,549,357)
Balance as of September 30, 2025	4,391,123	4,391	308,338,601	(275,435,350)	(21,601)	32,886,041	10,598,416	43,484,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Lottery.com Inc.	$(11,731,597)	$(19,408,183)
Adjustments to reconcile net income to net cash used in operating activities:
Loss Attributable to noncontrolling interest	107,597	129,183
Depreciation and amortization	3,287,893	3,823,642
Common stock granted for compensation and as payment in lieu of cash payments for accrued liabilities	4,300,810	10,621,823
Loss on impairment of intangibles & goodwill	-	4,298,002
Changes in assets and liabilities:
Accounts receivable	(267,993)	(410,216)
Prepaid expenses	29,440	(228,198)
Other current assets	-	136,966
Other long term assets	22,163	-
Trade payables	447,491	116,057
Accrued and other expenses	(176,455)	1,231,465
Deferred revenue	(80,357)	(80,357)
Other liabilities	(2,406,674)	-
Accrued interest	76,134	850,000
Other long-term liabilities	-	237,226
Net cash (used in) provided by operating activities	(6,391,548)	952,753
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from collection of note receivable	250,000	-
Payments made as deposits for acquisitions	(2,345,429)	-
Investment in subsidiaries, net		(884,906)
Net cash used in investing activities	(2,095,429)	(884,906)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock under put arrangement	4,480,805	-
Proceeds/ (Payments) from exercise of options and warrants	(177,096)	-
Proceeds (Payments) related to convertible notes	4,502,644	(31,560)
Net cash provided by financing activities	8,806,353	(31,560)
Net effect of exchange rate changes on Cash	(59,205)	(335,647)
NET CHANGE IN NET CASH AND RESTRICTED CASH	260,171	(299,360)
CASH AND RESTRICTED CASH - BEGINNING OF YEAR	60,465	359,826
CASH AND RESTRICTED CASH - END OF PERIOD	$320,636	$60,465
Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$381,842	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LOTTERY.COM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine MONTHS ENDED SEPTEMBER 30, 2025

Note 1. Nature of Operations

Description of Business

Lottery.com Inc. (formerly Trident Acquisitions Corp) (“TDAC”, “Lottery.com”. “SEGG Media” or “the Company”), was formed as a Delaware corporation on March 17, 2016. On October 29, 2021, we consummated a business combination (the “Business Combination”) with AutoLotto, Inc. (“AutoLotto”). Following the closing of the Business Combination (the “Closing”) we changed our name from “Trident Acquisitions Corp.” to “Lottery.com Inc.” and the business of AutoLotto became our business. In connection with the Business Combination the Company moved its headquarters from New York, New York to Texas. In July 2025, the Company began doing business as Sports Entertainment Gaming Global Media Corporation (“SEGG Media”). The name change is reflective of the Company’s shift to focusing on providing products, content and services in three verticles: sports, entertainment, and gaming.

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

The business launched with an ad-supported freemium model and scale toward subscription and pay-per-view offerings upon achieving key user milestones. Initial target markets include the United States, Latin America (LATAM), India, and the Gulf Cooperation Council (GCC) regions with fast-growing streaming adoption and underserved sports segments. The platform will also build strategic partnerships with regional sports leagues, influencers, and brands to accelerate content acquisition and market penetration.

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

The Company’s majority owned subsidiary, DotCom Ventures, Inc., operates two brands to support the operations of entertainment related activities:

TicketStub.com and Concerts.com.

Gaming

The Company has an independent third-party lottery game service. It offers multiple gaming platforms to enable the remote purchase of legally sanctioned lottery and sweepstakes games in the U.S. and abroad (the “Platforms”). The Company’s revenue generating activities are focused on (i) offering the Platforms via apps and websites to users located in the U.S. and international jurisdictions where the sale of lottery and sweepstakes games is legal and our services are enabled for the remote purchase of legally sanctioned games (our “B2C Platform”); (ii) delivering global lottery data, such as winning numbers and results, and sports data, such as scores and statistics, to commercial digital subscribers and providing access to other proprietary, anonymized transaction data pursuant to multi-year contracts (“Data Service”); and (iii) transitioning Lottery.com into a high-authority, content-rich website that provides comprehensive information about lotteries, including results, analysis, comparisons, tools, and regulatory context and driving revenue through a Cost-per-Acquisition (CPA) or Revenue-Share model with third-party partners.

As a provider of lottery products and services, the Company is required to comply with, and its business is subject to, regulation in each jurisdiction in which the Company offers the B2C Platform. In addition, it must also comply with the requirements of federal and other domestic and foreign regulatory bodies and governmental authorities in jurisdictions in which the Company operates or with authority over its business. The Company’s business is additionally subject to multiple other domestic and international laws, including those relating to the transmission of information, privacy, security, data retention, and other consumer focused laws, and, as such, may be impacted by changes in the interpretation of such laws.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its majority owned and wholly owned operating subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation.

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

In connection with the Company’s Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $275.5 million and working capital of approximately negative $11.4 million on September 30, 2025. For the quarter ended September 30, 2025, the Company sustained a loss of $4.6 million. For the year ending December 31, 2024 the Company sustained a net loss of $28.7 million. The Company sustained a loss from operations of $25.5 and $60.0 million for the years ending December 31, 2023, and 2022, respectively. Subsequently, the Company sustained additional operating losses and anticipates additional operating losses for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities almost exclusively from debt and equity financing. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt. Although Management believes that it will be able to continue to raise funds by borrowing or from sale of its securities to provide the additional cash needed to meet the Company’s obligations as they become due, from the loan agreement the Company entered into with United Capital Investments London Limited. (“UCIL”) on July 21, 2023 and the Amended Stock Purchase Agreement it entered into with Generating Alpha on June 16, 2025, the Plans for Recommencement of Company Operations require substantial funds to implement and there is no assurance that the Company will be able to continue raising the required capital.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements depends on its ability to execute the business plan for the relaunch of its core business, launch additional international lottery operations, and expand operations in Mexico and offerings of sweepstakes, as well as successful monetization of Sports.com, and keeping expenditures in line with available operating capital. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Non-controlling Interest

Non-controlling interest represents the proportionate ownership of Aganar and JuegaLotto, and DotCom Ventures, Inc. held by minority members and reflects their capital investments as well as their proportionate interest in subsidiary losses and other changes in members’ equity, including translation adjustments.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Under the provisions of ASC 280, Segment Reporting, the Company is not organized around specific services or geographic regions. The Company is evaluating the impact of ASC 280 as it relates its expansion from operating exclusively as a gaming company to also offering products and services in sports and entertainment and may provide Segment Reporting in future filings.

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

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash holdings are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $12,970 on September 30, 2025 were held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

Cash and Restricted Cash

As of September 30, 2025 and December 31, 2024, cash was comprised of cash deposits. From time-to-time cash deposits with some banks may exceed federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of September 30, 2025 and December 31, 2024.

Accounts Receivable

The Company through its various merchant providers pre-authorizes forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and does not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, which are its customers, in the normal course of business. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. In the fall of 2024, the Company completed a project whereby certain older items in accounts receivable for the TinBu subsidiary were offset against the allowance for uncollectible receivables, resulting in a reduction in the number of individual items in accounts receivable which were aged greater than 90 days and the total amount for them. At the completion of this project, the balance in the allowance for uncollectible receivables was $22,016. At the end of 2024 the Company increased the allowance for uncollectible receivables by $10,984. At December 31, 2024 the allowance for uncollectible receivables was $33,000 whereas, before the project described above, it was $94,270 at December 31, 2023. The Company did not change its allowance for uncollectible receivables as of September 30, 2025. At September 30, 2025 the allowance for uncollectible receivables remained $33,000. The Company has not incurred bad debt expense historically.

Prepaid Expenses for Advertising Credits

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with two third parties to provide advertising services and issued equity instruments as compensation for the advertising services (“Prepaid advertising credits”). The Company expenses the service as it is performed by the third parties. The value of the services provided were used to value these contracts, except for the year ended December 31, 2021 the Company reserved for potential inability to realize $2,000,000 of prepaid advertising credits in future periods. Similarly, for the period ending December 31, 2024, the Company determined that approximately an additional $4,745,000 of prepaid advertising credits purchased during 2017 and 2018 may not be able to be fully utilized. As a result, the Company decreased prepaid expenses by $4,745,000 and increased its reserve for loss of prepaid advertising credits by $4,745,000 on December 31, 2024. Prepaid expenses are included in current assets on the consolidated balance sheets. The Company has remaining prepaid expenses of $14,419,893 and $14,449,333 on September 30, 2025 and December 31, 2024, respectively.

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

Revenue Recognition

Under the new standard, Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, the Company recognizes revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists; (ii) identifiable performance obligations under the contract exist; (iii) the transaction price is determinable for each performance obligation; (iv) the transaction price is allocated to each performance obligation; and (v) when the performance obligations are satisfied. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration expected to be entitled to in exchange for those goods or services.

Lottery game revenue

Items that fall under this revenue classification include:

Lottery game sales

The Company’s performance obligations of delivering lottery games are satisfied at the time in which the digital representation of the lottery game is delivered to the user of the Platforms and therefore are recognized at a point in time. The Company receives consideration for lottery game sales at the time of delivery to the customer, which may be the user or commercial partner, as applicable. There is no variable consideration related to lottery game sales. As each individual lottery game delivered represents a distinct performance obligation and consideration for each game sale is fixed, representing the standalone selling price, there is no allocation of consideration necessary.

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

Other associated revenue

The Company’s performance obligations in agreements with certain customers are to provide a license of intellectual property related to the use of the Company’s tradename for marketing purposes by partners of the Company. Partners pay a license fee up front. The transaction price is deemed to be the license issue fee stated in the contract. The license offered by the Company represents a symbolic license which provides the customer with the right to use the Company’s intellectual property on an ongoing basis with continued support throughout the term of the contract in the form of ongoing maintenance of the underlying intellectual property. There is no variable consideration related to these performance obligations.

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

For Non-Lottery Operations. Cost of revenue consists of (i) fixed direct costs and/or variable costs incurred for content or services provided by third parties in connection with generating revenue; and (ii) payment processing fees on user fees, including chargebacks imposed on the Company. Other variable costs include underlying costs of tickets for events and sweepstakes prizes.

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

Generally, the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years. For federal tax purposes, the Company’s 2021 through 2024 tax years generally remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the Company’s 2020 through 2024 tax years remain open for examination by the tax authorities under the normal four-year statute of limitations.

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

Note 3. Business Combination and Acquisitions

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

S&MI Ltd Acquisition

The legal name of S&MI Ltd. has been changed to Sports.com Media Group Ltd.

On September 1, 2024, the Company finalized an agreement for the acquisition of S&MI, Ltd. (the “Share Purchase and Sale Agreement”), wherein the Purchase Price was the total equivalent of One Million Dollars USD ($1,000,000.00) in restricted stock units of common shares in the Company (the “Payment-In-Kind”) fixed at Thirty Dollars USD ($30.00) per share (the “Fixed Price”).

The opening balance of S&MI Ltd has been included in our consolidated balance sheet since the date of the acquisition. Since the S&MI Ltd.’s financial statements were denominated in British Pounds, the exchange rate of 1.3141 pounds per dollar was used to translate the balances.

The net purchase price was allocated to the assets and liabilities acquired as per the table below. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The fair values of the acquired intangible assets were determined using the valuation analysis performed by a third-party valuation firm.

The total purchase price of $1,000,000 consists of 33,333 shares of common stock at $30.00 per share. The total consideration transferred after net assets and assumption of long-term debt was approximately $440,000, reflecting the purchase price, net of cash on hand at S&MI Ltd and the principal amount of certain loans assumed by the Company. The purchase price is for a 100% ownership interest. The purchase price was allocated to the identified tangible and intangible assets acquired based on their estimated fair values at the acquisition date as follows:

Accounts receivable, net	124,928
Other Receivables	50,817
Intangible assets	234,000
Goodwill	1,315,000
Total assets	$1,724,745

Accounts payable and other liabilities	$(175,543)
Director’s Loan	(558,632)
Total liabilities	$(734,175)

Total net assets of Acquiree	$990,570

Spektrum Ltd Acquisition

The Company completed the acquisition of Spektrum Ltd from PlusEvo Ltd through a signed Share Purchase Agreement (SPA) on March 13, 2025. This acquisition, valued at $1.5 million in common stock at $30 per share, supports Lottery.com’s strategic expansion and the development of Lottery.com International. The acquisition provides the Company with a compliant platform to support lottery, sweepstakes and social gaming operations in dozens of international jurisdictions. The platform has been recorded as an Intangible Asset in the Technology category. Amortization will begin when the platform is placed in service which is expected to be during the fourth quarter of 2025.

DotCom Ventures Inc. Acquisition

The Company completed the acquisition of 51% of DotCom Ventures Inc [“DVI”] from Concerts Inc. through a signed Share Purchase Agreement (SPA) on July 25, 2025. Valuation for DVI is $10 million. At closing, the Company made an in-kind payment of $5.1 million of common stock for 51,000 shares of DVI. The Agreement contains a Call Option, which provides the Company with the right to purchase up to the entire share capital of DVI as follows: (i) Ten Thousand (10,000) shares for One Million Dollars ($1,000,000.00) cash by not later than December 31, 2025; (ii) Fifteen Thousand (15,000) shares for One Million Five Hundred Thousand Dollars ($1,500,000.00) cash by not later than May 31, 2026; (iii) Five Thousand (5,000) shares for Five Hundred Thousand Dollars ($500,000.00) cash by not later than December 31, 2025; and (iv) Twenty Thousand (20,000) shares for Two Million Dollars ($2,000,000.00) in either shares or cash by not later than December 31, 2025 (the “Final Payment”). Unless extended by the parties in writing, portions of the Call Option will be revoked automatically upon the expiration of the funding deadlines set forth above without full payment of the corresponding funding obligation to DVI.

Primary assets acquired include the domain names Concerts.com and Ticketstub.com along with social media accounts and trademarks associated with each and have been recorded as Intangible Assets in the Domain Name category. Amortization began during the third quarter of 2025. There are encumbrances against the domain names and all associated and ancillary assets for Secured Promissory Notes totaling $1,500,000 that mature in December of 2025. The Company must pay the Secured Notes to remove the encumbrances.

Galaxy Racer Holdings Limited Asset Acquisition

The Company completed an asset acquisition from Galaxy Racer Holdings Limited [GXR] on August 1, 2025. Assets consisting of active users, software applications, integrations, modules, and specifications for transfer by GXR to a new entity. Valuation for these assets is $10 million. The Company made an in-kind payment of $5.1 million of common stock for 51% of the new entity and transferred 49% of the equity of the new entity to Galaxy Racer Holdings Limited.

Assets acquired have been recorded as Intangible Assets in the Technology category and amortization is anticipated to begin in the fourth quarter of 2025.

	Global Gaming	DotCom Ventures Inc.	Galaxy Racer
Noncontrolling Interest June 30, 2025	(798,416)	-	-
Noncontrolling interest – acquisitions		4,900,000	4,900,000
Income/ (Loss) attributable to noncontrolling interest	(47,813)		(59,784)
Noncontrolling Interest September 30, 2025	$745,882	$4,900,000	$4,840,216

Note 4. Property and Equipment, net

Property and equipment, net as of September 30, 2025 and December 31, 2024, consisted of the following:

	September 30, 2025	December 31, 2024

Computers and equipment	$115,038	$123,911
Furniture and fixtures	18,582	16,900
Software	2,026,200	2,026,200
Property and equipment	2,159,820	2,167,011
Accumulated depreciation	(2,157,989)	(2,154,887)
Property and equipment, net	$1,831	$12,124

Depreciation expense for the three months ended September 30, 2025 was $830 and was $2,095 for the three months ended September 30, 2024.

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

Note 6. Notes Receivable

On March 22, 2022, the Company entered into a three-year secured promissory note agreement with a principal amount of $2,000,000. The note bears simple interest at the rate of approximately 3.1% annually, due upon maturity of the note. The note is secured by all assets, accounts, and tangible and intangible property of the borrower and can be prepaid any time prior to its maturity date. As of September 30, 2025, the entire $2,000,000 in principle was outstanding.

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

Note 8. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	September 30, 2025				December 31, 2024
		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,352,200	$(1,328,283)	$23,917	$1,352,200	$(1,318,033)	$34,167
Trade name	6 years	2,577,000	(2,411,583)	167,667	2,577,000	(2,314,769)	262,231
Technology	6 years	14,754,800	(2,864,444)	11,924,088	3,254,800	(2,737,567)	517,233
Software agreements	6 years	14,450,000	(13,412,500)	625,000	14,450,000	(11,545,000)	2,905,000
Gaming license	6 years	4,020,000	(2,847,500)	1,306,500	4,020,000	(2,345,000)	1,675,000
Internally developed software	2 - 10 years	3,316,923	(1,716,381)	1,600,542	3,316,923	(1,450,754)	2,342,969
Domain name	15 years	16,935,000	(2,474,278)	14,460,722	6,935,000	(2,016,417)	4,832,565
		$57,405,923	$(27,054,969)	$30,108,436	$35,905,923	$(23,727,540)	$12,569,165

Amortization expense with respect to intangible assets for the three months ended September 30, 2025 and 2024 totaled $1,179,302 and $1,205,819, respectively, and for the nine months ended September 30, 2025 and 2024 totaled $3,277,600 and $2,610,050, respectively, which is included in depreciation and amortization in the Statements of Operations. The Company determined that there was an impairment of long-lived assets of $412,450 during the year ended December 31, 2022, which relates to a project no longer being pursued by the Company. In connection with the annual review of goodwill and intangibles for the year ended December 31, 2023, the Company determined that it was necessary to write down goodwill by $5,650,000 for TinBu and $1,060,200 for Global Gaming. The total impairment charges related to goodwill were $6,710,200 for the year ended December 31, 2023. It was also determined that there was impairment of certain intangible assets related to Global Gaming. As a result, for the year ended December 31, 2023 the Company recorded impairment charges of $488,300 to trade names and trademarks and $311,500 to technology acquired from Global Gaming. The total impairment charges to intangible assets for the year ended December 31, 2023 were $798,800.

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

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
2025	$1,345,969
2026	2,864,430
2027	1,665,907
2028	1,329,691
2029	1,310,608
Thereafter	21,591,831
$30,108,436

The Company had software development costs of $476,800 related to projects not placed in service as of both September 30, 2025 and December 31, 2024, which is included in intangible assets in the Company’s consolidated balance sheets. There is an additional $21.5 million in Technology acquired in connection with acquisitions of subsidiaries that have not yet been placed in service and accordingly have not been amortized during the three months ended September 30, 2025. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

Note 9. Notes Payable and Convertible Debt

Secured Convertible Note

In connection with the Lottery.com domain purchase, the Company issued a secured convertible promissory note (“Secured Convertible Note”) with a fair value of $935,000 that matured in March 2021. The Company used the fair value of the Secured Convertible Note to value the debt instrument issued. In March 2021, the Secured Convertible Note was fully converted into 6,991 shares of the Company’s common stock.

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties verbally agreed to extend the maturity of the notes to December 31, 2021. As of both June 30, 2025 and December 31, 2024, the balance due on these notes was $771,500. The Company could not prepay the loan without consent from the noteholders. As of December 31, 2021, there were no Qualified Financing events, that trigger conversion, this included the TDAC combination. As of both September 30, 2025, and December 31, 2024 the remaining outstanding balance of $771,500 relates to notes that are no longer convertible which have been reclassified to Notes Payable as per the agreement. Accrued interest on the Series A notes payable was $318,909 on September 30, 2025.

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

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 48,823 shares of Lottery.com common stock after accounting for the 1:20 reverse stock split that took place on August 9, 2023. December 31, 2021, the remaining notes comprising the outstanding balance of $185,095 were no longer convertible and were reclassified to notes payable See Note 9. Accrued interest on this note payable as of September 30, 2025 was $90,723.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments were deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of both September 30, 2025 and December 31, 2024, the balance of the loan was $150,000. As of September 30, 2025, the accrued interest on this note was $7,877.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at a variable rate, are unsecured, and the parties have verbally agreed the notes would be due upon a qualifying financing event. As of both September 30, 2025 and December 31, 2024, the balance of the loans totaled $13,000.

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

As of both September 30, 2025 and December 31, 2024, the balance of the notes was $2,336,081. Accrued interest on these notes was $386,527 on September 30, 2025.

As of September 30, 2025, we had $2,199,266 of convertible debt outstanding. A portion of this debt has matured and is theoretically in default.

Convertible Note

On September 22, 2025, the Company entered into a convertible note with Generating Alpha Ltd. for $350,000. The note does not bear interest. The Note is issued pursuant to certain Securities Purchase Agreement, Warrant Agreement and Registration Rights Agreement dated as of September 22, 2025. An Original Issue Discount (“OID”) of twenty (20%) percent was charged by the lender and other fees of $10,000 were incurred and expensed in September. The OID was recorded as a discount to the face amount of the note and will be amortized until maturity. Because the amortization for eight days during the three months ending September 30, 2025, is immaterial, the Company will begin recording amortization of the discount in the fourth quarter.

Note 10. Stockholders’ Equity

Reverse Split

On August 28, 2025, the Company amended its Charter to implement, effective at 5:30 p.m., Eastern time, a 1-for-10 Reverse Stock Split. At the effective time of the Reverse Stock Split, every 10 shares of common stock either issued and outstanding or held as treasury stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of common stock as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. In addition, as a result of the Reverse Stock Split, proportionate adjustments will be made to the number of shares of common stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders on February 20, 2025 and was subsequently approved by the Board of Directors on August 13, 2025.

Previously on August 9, 2023, the Company amended its Charter to implement, effective at 5:30 p.m., Eastern time, a 1-for-20 Reverse Stock Split. At the effective time of the Reverse Stock Split, every 20 shares of common stock either issued and outstanding or held as treasury stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of common stock as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. In addition, as a result of the Reverse Stock Split, proportionate adjustments will be made to the number of shares of common stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders on August 7, 2023 and was subsequently approved by the Board of Directors on August 7, 2023.

The effects of the Reverse Stock Splits have been reflected in this Quarterly Report on Form 10Q for all periods presented.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of September 30, 2025, there were no shares of preferred stock issued and outstanding.

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

As of September 30, 2025 and December 31, 2024, 4,391,123 and 1,832,685 shares of Common Stock, respectively, were outstanding. During the three months ended September 30, 2025, the Company issued the following shares of common stock.

Schedule of Common Stock
Conversion of debt to equity	219,226
Stock issued in lieu of cash	397,377
Stock issued for acquisitions	340,000
Issuance of stock as part of stock purchase agreement	191,581

Total	1,148,184

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

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $3,200.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. These warrants cannot be net cash settled by the Company in any event.

After giving effect to the Business Combination, as of September 30, 2025 there were Public Warrants outstanding for the issuance of 20,125,000 shares of common stock of the Company, which total includes previously issued warrants of AutoLotto, now warrants of Lottery.com Inc. In addition other warrants from 2015 and 2018 are exercisable for the purchase of an aggregate of 19,784 shares of common stock of the Company, the majority of which will expire in October of 2025.

An adjustment was made to the Company’s warrants based on the 1-for-10 split ratio pursuant to the August 28, 2025 stock split. Previously an adjustment was made to the Company’s warrants based on the 1-for-20 split ratio pursuant to the August 09, 2023 stock split. The adjustments to warrants were made automatically. The number of shares of common stock issued subject to stock options, warrants, or convertible securities was automatically decreased by the split ratio and the exercise price or conversion ratio was automatically proportionately increased by the same split ratio.

Private Warrants

Private warrants of TDAC issued before the business combination were forfeited and did not transfer to the surviving entity.

Common Stock Warrants

The Company did not issue any warrants during the three months ended September 30, 2025. During the year ended December 31, 2024, the Company issued 45,837 warrants to a third-party consulting firm and 199,671 warrants as part of the commitment fee pursuant to the Stock Purchase Agreement with Generating Alpha. The 24,415 outstanding warrants issued prior to January 1, 2023 are fully vested and have a weighted average remaining contractual life of 2.7 years. The 245,506 warrants issued during 2024 are fully vested and have a weighted average remaining contractual life of 3.5 years. The Company did not incur any expense for the three months ended September 30, 2025 and recorded expenses of $693,397 for the year ended December 31, 2024.

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2024	247,948	0.29	3.74	$1,893,794
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at September 30, 2025	247,988	$0.29	3.23	$2,710,316

Earnout Shares

As detailed in Note 4 - as part of the TDAC Combination as of December 31, 2021 a total of 500,000 Earnout Shares were eligible for issuance until December 31, 2022. Conditions for the earnout were not met and the potential earnout shares were forfeited on December 31, 2022.

Note 11. Stock-based Compensation

Expense 2015 Stock Option Plan

Prior to the closing of the Business Combination, AutoLotto had the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (the “2015 Plan”) in place. Under the 2015 Plan, incentive stock options may be granted at a price not less than fair market value of the common stock (110% of fair value to holders of 10% or more of voting stock). If the Common Stock is at the time of grant listed on any Stock Exchange, then the Fair Market Value shall be the closing selling price per share of Common Stock on the date in question on the Stock Exchange, as such price is officially quoted in the composite tape of transactions on such exchange and published in The Wall Street Journal. If there is no closing selling price for the Common Stock on the date in question, then the Fair Market Value shall be the closing selling price on the last preceding date for which such quotation exists. If the Common Stock is at the time not listed on any Stock Exchange, then the Fair Market Value shall be determined by the Board of Directors or the Committee acting in its capacity as administrator of the Plan after taking into account such factors as the Plan Administrator shall deem appropriate. The maximum number of shares of Common Stock which may be issued over the term of the Plan shall not exceed Two Thousand Two-Hundred and Fifty (2,250). Options are exercisable over periods not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of voting stock) from the date of grant. Shares of Common Stock issued under the Stock Issuance Program may, in the discretion of the Plan Administrator, be fully and immediately vested upon issuance or may vest in one or more installments over the Participant’s period of Service or upon attainment of specified performance objectives. The Plan Administrator may not impose a vesting schedule upon any option grant or the shares of Common Stock subject to that option which is more restrictive than twenty percent (20%) per year vesting, with the initial vesting to occur not later than one (1) year after the option grant date. However, such limitation shall not be applicable to any option grants made to individuals who are officers of the Corporation, non-employee Board members or independent consultants.

2021 Equity Incentive Plan

In connection with the Business Combination, our board of directors adopted, and our stockholders approved, the Lottery.com 2021 Incentive Award Plan (the “2021 Plan”) under which 61,652 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 by a number of shares of Company common stock equal to five percent (5%) of the total outstanding shares of Company common stock on the last day of the prior calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no such increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Company common stock than would otherwise occur pursuant to the preceding sentence.

Stock Options

The Company did not issue any new stock options during the quarter ended September 30, 2025. The following table shows stock option activity for the year ended December 31, 2024 and quarter ended September 30, 2025:

Weighted
				Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available	Outstanding	Exercise	Contractual	Intrinsic
	for Grant	Stock Awards	Price	Life (years)	Value
Outstanding at December 31, 2024	101,857	101,857	$19.25	2.8	$944,544
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-
Outstanding at September 30, 2025	101,857	101,857	$19.25	2.7	$944,544

Restricted awards

The Company awards restricted stock to employees, directors, and certain outside consultants from time to time which are granted with various vesting terms including immediate vesting, service-based vesting, and performance-based vesting. In accordance with ASC 718, the Company has classified the restricted stock as equity.

For such issuances, the measurement date is the date of grant, and the Company recognizes compensation expense for the grant of the restricted shares, over the service period for the restricted shares that vest over a period of time and for performance-based vesting awards, the Company recognizes the expense when management believes it is probable the performance condition will be achieved. As of September 30, 2025 and December 31, 2024, unrecognized stock-based compensation associated with the restricted stock awards is $0 and $0 respectively.

The Company had restricted stock activity summarized as follows:

		Weighted
		Average
	Number of	Grant
	Shares	Fair Value
Outstanding at December 31, 2024	310,128	1.40
Granted	-	-
Vested	-	-
Forfeited/cancelled	43,285
Restricted shares unvested at September 30, 2025	266,693	$1.05

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

Note 13. Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2025 and December 31, 2024.

Digital Securities

In 2018, the Company commenced an offering and issuance (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of the net raffle revenue of LDC Crypto Universal Public Company Limited (“LDC”). The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of LDC or the Company nor do they otherwise hold any rights that a holder of equity securities of LDC or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net raffle revenue. If the net raffle revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any raffle sweepstakes of LDC for such period. For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the Company did not incur any obligations to the holders of the outstanding Digital Securities. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company did not satisfy those obligations during the three months ended September 30, 2025 or the years ended December 31, 2024, 2023, 2022, or 2021.

Leases

The Company leased office space in Spicewood, Texas which expired January 31, 2024 and had continued to utilize that facility on a month-to-month basis with monthly rent of $1,669 per month until August 31, 2024. On September 1, 2024, the Company moved its headquarters to Fort Worth, Texas under a membership agreement with monthly cost of $154. Additionally, the Company had leased retail space in Waco, Texas which expired on December 31, 2024 with monthly rent of $2,434. The space in Waco Texas was retained on a month to month basis until April 30, 2025. The Company also leases a campus in Boca Raton Florida for $25,000 per month under a 12 month lease agreement that commenced on August 1, 2024 and continues thru July 31, 2025. The campus in Boca Raton, Florida has been retained on a month to month basis. For the three months ended September 30, 2025 and 2024 rent expense was $24,426 and $12,309, respectively.

As of September 30, 2025, future minimum rent payments due under non-cancellable leases with initial are as follows:

Years ending December 31,	Amount
2025	0
Thereafter	-
$0

Litigation and Other Loss Contingencies

As of September 30, 2025, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Part II, Item 1 for additional information.

Note 14. Related Party Transactions

The Company has entered into transactions with related parties. The Company regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with nonrelated parties.

Christopher Gooding, appointed as a director of the Company on August 10, 2023, is an attorney licensed in the United Kingdom. He previously provided limited consulting services to the Company’s outside general counsel on select U.K. legal matters that could potentially impact the Company. These consulting services began in February 2024, and Mr. Gooding was compensated separately from his director compensation, receiving a total of $264,000 in 2024. To maintain his independence as a director, Mr. Gooding ceased providing consulting services to the Company’s outside general counsel as of June 30, 2025. Consequently, his compensation for consulting services during the three months ended September 30, 2025, was $0. Other than matters where Mr. Gooding is a named defendant alongside the Company, he provides opinions on all Board matters solely in his capacity as an independent director, without additional compensation from the Company or its outside general counsel.

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

Note 15. Subsequent Events

Super League Kerela Streaming Launch

The Company successfully launched its first-ever live streaming event by securing exclusive streaming rights to the Super League Kerala (“SLK”) in India on the Sports.com platform. SLK previously reached over 131 million viewers during its inaugural 33-match season. The streaming partnership is augmented by a linear broadcast collaboration with Sony India’s TEN 2 channel, reflecting the Company’s intent to build digital and traditional distribution capabilities as part of its global sports media strategy. So far this season, SLK content has garnered more than 15 million views through Sports.com and related social media interactions

This distribution initiative supports the Company’s broader growth objectives in the high-growth Indian and Middle East/North Africa (MENA) sports markets; however, actual monetization and audience retention outcomes remain subject to execution risks, market adoption and the timing of sponsorships and advertising conversions.

Letters of Intent

On September 18, 2025, the Company signed an extension to the Letter of Intent with respect to Boca Sports Garden, LLC, also known as the David Lloyd All-Sports Arena in Boca Raton, Florida. On or about July 9, 2025, the Company previously announced the signing of an LOI for a proposed significant partnership with David Lloyd, a prominent figure in British sports and wellness, to acquire the rights of the All-Sports Arena in Boca Raton, Florida, valued at $14 million. The Company has yet not entered into a definitive purchase agreement to complete the proposed transaction.

On September 24, 2025, the Company signed a Letter of Intent to acquire a 51 % controlling stake in a newly formed entity holding the assets of Racing Women Limited (“Racing Women”), a women’s motorsport platform, at a valuation of US $1 million, with options for full ownership.  The proposed acquisition includes Racing Women’s intellectual property and global rights and aligns with the Company’s strategy to expand its motorsports portfolio and enhance the reach of its existing brands.  The Company cautions that no assurance can be given as to the timing or magnitude of revenue or cost benefits associated with the transaction, and the ultimate impact on operating results and financial position is subject to customary closing conditions and risks inherent in executing strategic acquisitions. The Company has yet not entered into a definitive purchase agreement to acquire the assets of Racing Women Limited.

On November 13, 2025, the Company entered into a binding Letter of Intent to acquire Triggy.AI, a cloud-native artificial intelligence technology firm specializing in dynamic advertising formats and gamified user engagement. Subject to approval by the Company’s Board, the transaction is expected to close on or before November 28, 2025, and the Company anticipates the acquisition will strengthen its technology stack by integrating Triggy’s AI engine across its existing digital asset portfolio (including Sports.com, Lottery.com and Concerts.com).

The Company expects that the integration of Triggy.AI’s platform will contribute toward higher levels of user engagement, increased dwell time on its platforms and more predictable recurring revenue streams through enterprise-client SaaS-style monetization. While no purchase price or financing terms were disclosed in the announcement, the acquisition remains subject to customary closing conditions and the effect on future financial results and balance sheet presentation upon completion is yet to be determined. The Company has yet not entered into a definitive purchase agreement to acquire Triggy.AI

Nasdaq Deficiency Resolution

On October 16, 2025, the Company achieved a material regulatory milestone by regaining full compliance with the listing requirements of Nasdaq Stock Market LLC. Specifically, on October 16, 2025, Nasdaq confirmed the resolution of a previously disclosed shareholder-approval deficiency under Listing Rule 5635(c) linked to equity grants made in 2023 and early 2024, and the matter is now formally closed.

Being removed from Nasdaq’s non-compliant list provides the Company greater operational and financial flexibility to pursue its growth agenda across sports, entertainment and gaming verticals (including its core brands Sports.com, Concerts.com and Lottery.com).

Web 3 and Digital Asset Strategy

On October 30, 2025, the Company announced a two-year Web3 and Digital Asset Strategy involving the deployment of approximately $300 million in a Digital Asset & Tokenization Program. Under the roadmap, the Company intends to allocate roughly 80 % of the capital to a multi-asset crypto treasury (with an initial emphasis on Bitcoin and validator operations across Ethereum, Solana and ZIGChain) and the remaining 20 % toward strategic acquisitions in sports, media and gaming, as well as tokenization initiatives involving its digital brands (such as Sports.com and Concerts.com).

The Company also entered into a memorandum of understanding (“MOU”) with ZIGChain (a purpose-built blockchain for real-world asset tokenization) to support its infrastructure and tokenization capabilities. The initiative is structured around a four-phase implementation timeline (ranging from 0-18 months) and will be overseen by a newly-established “Crypto Advisory Board” to guide governance, risk and execution. The Company intends to report income from validator activities through SEC-compliant filings; however, given the early stage of this program, the ultimate timing, magnitude and impact on operating results remain subject to execution risk and market conditions.

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

This Report is reflective of the Company’s commitment to transparency, integrity, and responsible corporate governance. The investment commitments from United Capital Investments London Limited and Generating Alpha outlined in this report are evidence of investor belief in Management’s capability to resume core lottery and gaming operations, launch additional international lottery operations, and expand operations in Mexico and offerings of sweepstakes, as well as successful monetization of Sports.com, entrance into the entertainment market, and expand the Company’s brand across the globe.

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

As reported on form 8-K filed on May 9, 2025, the Company received written notice from Nasdaq indicating that its bid price for its common stock had closed at less than $1 per share over the previous 30 consecutive business days, and as a result, the Company did not comply with Nasdaq Listing Rule 8510 (c)(3)(A) (the “Bid Price Listing Rule”). However, under the Listing Rules, the Company was provided a 180-calendar day grace period to regain compliance

On June 20, 2025 Lottery.com received a letter from Nasdaq determining that as a result of the Company’s common stock closing at a bid price at or above $1.00 for twenty consecutive business days, the Company had regained compliance with the Bid Price Listing Rule. Nasdaq has closed the matter.

On October 16, 2025 Lottery.com received a letter from Nasdaq determining that, as a result of the Company’s retroactive action to abandon the 2023 Employees’, Directors’ and Consultants Stock Issuance and Option Plan and instead reflect that Ad Hoc grants were made pursuant to the 2021 Incentive Award Plan, the Company has regained compliance with Listing Rule 5635(c). Nasdaq has closed the matter.

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

Loan Agreement with Woodford

On December 7, 2022, the Company entered into a loan agreement with Woodford Eurasia Assets, Ltd. (“Woodford”), (the “Woodford Loan Agreement”) pursuant to which Woodford agreed to provide the Company with up to $52.5 million, subject to certain conditions and requirements, of which, per the Company’s books and records $798,351 was received by September 30, 2025 and is owed pursuant to the terms of the Woodford Loan Agreement. Amounts borrowed accrue interest at the rate of 12% per annum (or 22% per annum upon the occurrence of an event of default) and are due within 12 months of the date of each loan advance. Amounts borrowed can be repaid at any time without penalty.

Amounts borrowed pursuant to the Woodford Loan Agreement are convertible, at Woodford’s option, into shares of the Company’s common stock, beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of common stock within 10 business days of the date of the Loan Agreement (which was equal to $56.00 per share), subject to a 4.99% beneficial ownership limitation and a separate limitation preventing Woodford from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining shareholder approval for such issuance.

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

The Company also agreed to grant warrants to purchase shares of common stock to Woodford (the “Woodford Warrants”) in an amount equal to 15% of the Company’s then issued and outstanding shares of common stock. Each Woodford Warrant has an exercise price equal to the average of the closing price of the Company’s common stock for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to an exercise price of $56.00 per share. In the event the Company fails to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount.

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

Loan Agreement with United Capital Investments London Limited

The Company entered into a credit facility (the “UCIL Credit Facility”), which is represented by a loan agreement, which was initially entered into on July 26, 2023, and was amended and restated on August 8, 2023, and subsequently amended on August 18, 2023 and amended and restated on February 16, 2024, the “UCIL Loan Agreement”). The UCIL Loan Agreement is with United Capital Investments London Limited (“UCIL”), an entity in which each of Matthew McGahan, the Company’s Chief Executive Officer and Chair of the Company’s Board, and Barney Battles, a former member of the Board, have a direct or indirect interest. The decision by the Company to enter into the UCIL Loan Agreement followed an acknowledgment by the Company that it had not received the requisite funding that it expected from Woodford on a timely basis, despite the Company making several requests to Woodford for said funding under the Woodford Loan Agreement. Moreover, the Board of Directors determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement with UCIL, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. Neither McGahan or Battles participated in the vote on the UCIL agreement to ensure proper independence and correct corporate governance. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued, and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the Woodford Loan Agreement. Given the uncertainty of the continued financing under the Woodford Loan Agreement, the Board of Directors sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement.

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

Business Combination

The Business Combination Agreement, executed on February 21, 2021, facilitated the merger of Trident Merger Sub II Corp. into AutoLotto, with AutoLotto surviving as a wholly owned subsidiary of Trident Acquisitions Corp., which was subsequently renamed Lottery.com Inc. The transaction involved an aggregate consideration of approximately $440 million, comprising 200,000 shares of common stock valued at $2,200.00 per share. Additionally, the agreement provided for potential earnout shares for both Sellers and Founder Holders, subject to specific conditions. However, these conditions were not met, resulting in the forfeiture of all potential earnout shares.

Board of Directors

On May 13, 2025, the Board of Directors of the Company appointed Mr. Marc Bircham as a member of its Board of Directors. Mr. Bircham also serves as Executive Director of Sports.com. He is a seasoned executive, entrepreneur, and former international footballer with a dynamic career that spans professional sports, business development, and strategic leadership. In his career, Marc has spearheaded international growth, led complex acquisition projects, and forged high-value partnerships across the sports and entertainment industries.

Mr. Bircham is eligible to participate in the Company’s equity compensation plans commensurate with all other Directors.

Reverse Stock Splits

On August 28, 2025, the Company amended its Charter to implement, effective at 5:30 p.m., Eastern time, a 1-for-10 Reverse Stock Split. At the effective time of the Reverse Stock Split, every 10 shares of common stock either issued and outstanding or held as treasury stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of common stock as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. In addition, as a result of the Reverse Stock Split, proportionate adjustments will be made to the number of shares of common stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2025 Annual Meeting of Stockholders on February 20, 2025 and was subsequently approved by the Board of Directors on August 13, 2025.

Previously, on August 9, 2023, the Company amended its Charter to implement, effective at 5:30 p.m., Eastern time, a 1-for-20 Reverse Stock Split. At the effective time of the Reverse Stock Split, every 20 shares of common stock either issued and outstanding or held as treasury stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. Stockholders who would have otherwise been entitled to fractional shares of common stock as a result of the Reverse Stock Split received a cash payment in lieu of receiving fractional shares. In addition, as a result of the Reverse Stock Split, proportionate adjustments will be made to the number of shares of common stock underlying the Company’s outstanding equity awards, the number of shares issuable upon the exercise of the Company’s outstanding warrants and the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise, grant and acquisition prices of such equity awards and warrants, as applicable. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders on August 7, 2023, and was subsequently approved by the Board of Directors on August 7, 2023.

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

The Company completed the acquisition of Spektrum Ltd from PlusEvo Ltd through a Share Purchase Agreement (SPA) executed on March 13, 2025. This acquisition, valued at $1.5 million in common stock at $30.00 per share, supports Lottery.com’s strategic expansion and the development of Lottery.com International. The acquisition provides the Company with a compliant platform to support lottery, sweepstakes and social gaming operations in dozens of international jurisdictions.

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

Current Operations

Despite the Operational Cessation, the Company’s subsidiaries have continued to operate. While the operational activities of these subsidiaries vary, from the Operational Cessation through the date of this Report, each of TinBu, Aganar and JuegaLotto has decreased its expenses and has had its revenue decrease from pre-Operational Cessation levels. Additionally, Sports.com Media Group Ltd is operational and generating revenue. Both Concerts.com and TicketStub.com remain operational while the Company invests in redesign the sites to better meet the demands of today’s live entertainment consumers.

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

Lottery.com International

On June 24, 2025, The Company appointed Tim Scoffham CEO of Lottery.com International Limited. In this role, Scoffham will oversee, the Company’s iGaming and international lottery division focused on delivering secure, compliant, and entertaining lottery experiences across key global markets. His leadership will focus on aligning commercial, media, and technology platforms, bolstering permitted partnerships, and unlocking scalable, revenue-generating opportunities in high-growth jurisdictions.

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

Nook Holdings, Ltd

On September 28, 2023, the Company entered into Stock Purchase Agreement with the shareholders of Nook Holdings Limited (“Nook”), a private limited Company incorporated and registered in the Abu Dhabi Global Market, Abu Dhabi, United Arab Emirates (“UAE”). The total purchase price is approximately $2.314 million. The Company made payments totaling $137,500 in the fourth quarter of 2023 and made additional deposits totaling $1,157,391 in the first nine months of 2025 for a cumulative total of $1,294,788 as of September 30, 2025 and anticipates the transaction closing in the fourth quarter of 2025 or as otherwise agreed by the parties. Nook is known for its innovative approach to co-working in Dubai and has procured 200 licenses for individuals and companies in the sports, health and wellness sector seeking access to Dubai and the broader Middle Eastern market. With its exclusive partnership with the Dubai Multi-Commodities Centre Free Zone (DMCC), Nook offers a wide range of services, including business setup support, insurance, VAT registration, and networking opportunities for like-minded sports entrepreneurs. As part of the acquisition, Nook will be rebranded under the Sports.com umbrella.

Sports.com

In December 2021, we finalized the acquisition of the domain name https://sports.com. On March 26, 2025, the Company registered Sports.com as a fictious name in the state of Florida under AutoLotto, Inc. Content provided by Sports.com is currently available worldwide as a website and a mobile application. The website was relaunched in August 2025.

In February 2025, the Company entered into a multi-year multi-year global partnership with Soccerex, the world’s leading soccer business event organizer. The Agreement makes Sports.com the title sponsor for six global events including Soccerex 2025 for MENA, Europe and USA which were held in Cairo, Amsterdam and Miami, respectively.

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

On June 24, 2025, the Company appointed Tim Scoffham CEO of Sports.com Media Group, Ltd. In this role, Scoffham will oversee the strategic integration and international expansion of Sports.com Media, a premium digital sports content and engagement platform. His leadership will focus on aligning commercial, media, and technology platforms, bolstering regulatory partnerships, and unlocking scalable, revenue-generating opportunities in high-growth jurisdictions.

On July 17, 2025, the Company entered into its first official football league partnership in the Indian subcontinent through a five-year commercial agreement with the Super League Kerala (“SLK”), valued at more than $11.6 million. The agreement establishes SEGG Media and Sports.com as the exclusive global commercial and broadcast partner for SLK, encompassing: exclusive international streaming rights across all territories; integrated gaming and fan engagement products; global sponsorship and brand activation rights; and distribution focus across the Indian subcontinent and MENA, especially targeting the vast Keralite diaspora in the Middle East, North America, and Europe.

Sports.com Studios Ltd, entered into a revenue-driven co-production partnership with GOATS Entertainment (Greatest Of All Time) on August 7, 2025. This alliance will transform the legacies of the world’s greatest athletes into cash-generative content assets, combining premium docuseries, exclusive merchandise, global fan activations, and immersive storytelling. The collaboration is designed to drive high-margin revenue streams across OTT, e-commerce, experiential and licensing platforms.

On Sept. 10, 2025, Sports.com Studios entered into a strategic global distribution partnership with the Døds Diving League (“DDL”), the official global platform for the world’s fastest-growing extreme sport. The partnership will be managed by Sports.com Studios Ltd, the newly launched sports content subsidiary of SEGG Media. The partnership will bring the thrill of Døds to millions of fans worldwide. Under the agreement, Sports.com Studios became a global distribution partner for DDL events, ensuring competitions and original content will be delivered through Sports.com platforms.

Plans for Recommencement of Company Operations

As noted above, since the Operational Cessation, the Company has had minimal day-to-day operations and has primarily focused on restarting certain of its core businesses. The Company is executing on a multi-phase to recommence its gaming operations, which plan is outlined below The sequence is subject to change.

Phase 1 - Resume Sweepstakes Operations. The Company resumed its sweepstakes operations in April 2025 in conjunction with the WinTogether trust. The event was marketed under the DonateTo.Win brand. The launch was limited to Florida residents and awarded a prize for a VIP experience at the 2025 Formula 1 Crypto.com Miami Grand Prix 2025. The launch confirmed that the core sweepstakes platform is fully operational and ready to scale for nationwide events. The Company is planning additional events in the remainder of 2025 offering prizes related the Company’s business’ in the entertainment and sports markets.

Phase 2 - Resume B2C Platform Operations. The Company believes that it will be in a position to relaunch its B2C Platform by the end of 2025. As of the date of this Report, the Company expects that it will initially relaunch its B2C Platform to customers in international jurisdictions for a period of time before rolling it out to other jurisdictions. The Company plans to limit the rollout in order to give it additional time to properly vet and confirm compliance with local, state and federal rules related to ticket procurement and distribution. For more information, see “Item 1A. Risk Factors. The Company has also maintained various pre-paid media credits that it expects to use to launch and maintain promotional campaigns geared towards encouraging prior customers to return to the Platform and to acquire new customers.

Phase 3 – Master Affiliate Model for Lottery.com. The Company believes that the strength of the Lottery.com can be used to drive revenue through strategic affiliate relationships across the global lottery industry. The Company plans to offer an overarching Lottery.com loyalty and rewards program for all affiliates which allows the affiliate to concentrate on direct B2B sales while it delivers content and rewards which appeal to all lottery players. The program will be structured under a revenue-share model.

Phase 4 - Other Business Lines and Projects. The Company expects to continue to monetize the Sports.com brand, offer TicketStub.com services in international jurisdictions, and expand the Concerts.com platform beyond ticket reselling, and partnering with licensed providers in international jurisdictions to supply digital lottery games, and reviving other products and services that were under development when the Operational Cessation occurred.

As of the date of this Report, the current estimated cash balance of the Company and subsidiaries is approximately $320,000. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to resume its core operations.

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

Revenue-Share Arrangements Sports.com Media Group has entered into agreements with telcos which allow them to monetize Sports.com content to their users. Both parties share in the revenue.

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

Our growth plans and the competitive landscape. Our direct competitors operate in the global entertainment and gaming industries and, like us, seek to expand their product and service offerings with integrated products and solutions. Our short-to-medium term focus is on increasing our brand penetration in U.S. and international jurisdictions by increasing direct to consumer marketing campaigns, entering into affiliate partnerships in U.S. and select foreign jurisdictions and acquiring synergistic enterprises domestically and abroad.

Current Plan of Operations

As of the date of this Report, the Company’s primary revenue drivers are its data business, lottery ticket sales in Mexico and sponsorship and licensing deals with Sports.com Media Group. It is anticipated that operational costs for the next 12 months through September 30, 2026 will be greater than revenues. It is anticipated that the liquidity gap will be satisfied by equity investment or debt incurred, of which there is no assurance.

Within the next 12 months, the Company plans to continue to reintroduce the Lottery.com brand to the domestic market and expand international operations in gaming, sports, and entertainment. Moreover, the Company plans to enhance its mobile application to include pool plays, ticket subscriptions, loyalty programs and various gamification modules.

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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and September 30, 2024, respectively.

	For the three months Ended
	September 30,
	2025	2024	$ Change	% Change

Revenue	$137,769	$200,653	(62,884)	-31%
Cost of revenue	204,868	86,315	118,553	137%
Gross profit	(67,189)	114,338	(181,527)	-159%

Operating expenses:
Personnel costs	360,135	679,346	(319,211)	-47%
Professional fees	1,613,268	1,205,900	407,368	34%
General and administrative	1,498,490	681,345	817,145	120%
Depreciation and amortization	1,180,132	1,207,913	(27,787)	-2%
Total operating expenses	4,652,025	3,774,504	877,521	23%
Loss from operations	(4,719,214)	$(3,660,166)	(1,059,048)	29%

Other expenses
Interest expense	67,845	126,753	(58,908)	-46%
Other (income) expense	(19,343)	(20,431)	(1,088)	-5%
Loss on impairment of intangibles & goodwill	-	4,298,002	(4,298,002)	-100%
Total other expenses, net	48,502	4,404,324	(4,355,822)	-99%

Net loss before income tax	$(4,767,716)	$(8,064,490)	(3,296,774)	-41%
Income tax expense (benefit)	4,365	12,814	(8,449)	-66%
Net loss	(4,772,081)	(8,077,304)	(3,355,223)	-42%

Revenue.

Revenue. Revenue for the three months ended September 30, 2025 was $138,000, a decrease of $63,000, or 31%, compared to revenue of $201,000 for the three months ended September 30, 2024. The decrease is the net effect of decreases of $38,000 for Global Gaming and $24,000 for TinBu in 2025 and 1,000 for S&MI vs 2024.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the three months ended September 30, 2025 was $205,000 thousand, an increase of $119,000, or 137%, compared to cost of revenue of $86,000 for the three months ended September 30, 2024. For the three months ended September 30, 2025 there were increases of $63,000 in cost of revenue for the S&MI subsidiary and $59,000 for Global Gaming offset by minor decreases for the core Lottery business.

Gross Profit. Gross profit for the three months ended September 30, 2025 was a loss of $67,000 compared to profit of $114,000 for the three months ended September 30, 2024, a decrease of $182,000, or 159%. Gross profit for Global Gaming decreased by: $97,000, Tinbu by $23,000 and S&MI by $62,000 in the three months ended September 30, 2025.

Operating Costs and Expenses.

	For the three months Ended
	September 30,
	2025	2024	$ Change	% Change

Operating expenses:
Personnel costs	360,135	679,346	(319,211)	-47%
Professional fees	1,613,268	1,205,900	407,368	34%
General and administrative	1,498,490	681,345	817,145	120%
Depreciation and amortization	1,180,132	1,207,913	(27,787)	-2%
Total Operating Expenses	4,652,025	3,774,504	766,410	23%
Loss from operations	(4,719,214)	(3,660,166)	(1,059,048)	29%

Operating expenses for the three months ended September 30, 2025 were $4.7 million, an increase of $766,000, or 23%, compared to $3.8 million for the three months ended September 30, 2024. The increase was primarily driven by increases of $817,000 in General and administrative costs and $407,000 in Professional fees offset by decreases in Personnel costs of $319,000 and Depreciation and amortization of $28,000. Reasons for these decreases are described below.

Personnel Costs. Personnel costs were $360,000 for the three months ended September 30, 2025, a decrease of $319,000 or (47%) from $679,000 for the three months ended September 30, 2024. The decrease is primarily due to changes in the composition of the teams for the parent company and TinBu subsidiary for the three months ended September 2025 as compared with the three months ended September 30, 2024.

Professional Fees. Professional fees increased by $407,000 or 34%, from $1.2 million for the three months ended September 30, 2024 to $1.6 million for the three months ended September 30, 2025. The increase was due to expenses incurred for outside attorneys in the three months ended September 30, 2025. Activity levels for outside attorneys were lower for the same period in 2024.

General and Administrative. General and administrative expenses were $1.5 million, for the three months ended September 30, 2025, an increase of $817,000 or 120% from $681,000 for the three months ended September 30, 2024. Primary drivers of the increase for the three months ended September 30, 2025 vs the three months ended September 30, 2024 were: $140,000 for the Advisory Board, $375,000 for Sponsorships, $189,000 for Public Relations, and $70,000 business insurance premiums.

Depreciation and Amortization. Depreciation and amortization decreased $28,000, or 2%, from $1.21 million for the three months ended September 30, 2024 to $1.18 million for the three months ended September 30, 2025. The decrease was primarily driven by write-offs to intangible assets related to Global Gaming in 2024 resulting in a decrease for the three months ended September 30, 2025, and because Tinbu intangibles became fully amortized in the summer of 2024.

Other (Income) Expense, Net.

	For the three months Ended
	September 30,
	2025	2024	$ Change	% Change

Other expenses
Interest expense	67,845	126,753	(58,908)	-46%
Other (income) expense	(19,343)	(20,431)	(1,088)	-5%
Loss on impairment of intangibles & goodwill	-	4,298,002	(4,298,002)	-100%
Total other expenses, net	48,502	4,404,324	(4,355,822)	-99%

Interest Expense. Interest expense for the three months ended September 30, 2025 was $68,000 vs interest expense of $127,000 for the three months ended September 30, 2024, a decrease of $59,000 or 46%. Interest expense relates to notes payable from the time of the business combination plus interest on more recent convertible notes from Woodford, UCIL, and Univest. Interest accrual for convertible debt was lower for the three months ended September 30, 2025 than for the three months ended September 30, 2024 due to lower balances for convertible debt as a result of conversions to equity.

Other (Income) Expense. Other (Income) was essentially flat for the three months ended September 30, 2025 compared with the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table summarizes our results of operations for the nine months ended June 30, 2025 and June 30, 2024, respectively.

	For the nine months Ended
	September 30,
	2025	2024	$ Change	% Change

Revenue	$553,290	$716,970	(163,680)	-23%
Cost of revenue	530,069	215,672	314,397	146%
Gross profit	23,221	501,298	(478,077)	-95%

Operating expenses:
Personnel costs	1,485,738	3,454,011	(1,968,273)	-57%
Professional fees	3,878,826	4,769,938	(891,112)	-19%
General and administrative	3,361,031	3,598,397	(237,366)	-7%
Depreciation and amortization	3,281,090	3,823,641	(542,551)	-14%
Total operating expenses	12,006,685	15,645,987	(3,639,302)	-23%
Loss from operations	(11,983,464)	$(15,144,689)	(3,161,225)	-21%

Other expenses
Interest expense	7,726	350,784	(343,058)	-98%
Other expense	(107,948)	(11,747)	(96,201)	819%
Loss on impairment of intangibles & goodwill	-	4,298,002	(4,298,002)	-100%
Total other expenses, net	(100,222)	4,637,039	(4,737,261)	-102%

Net loss before income tax	$(11,883,242)	$(19,781,728)	(7,898,486)	-40%
Income tax expense (benefit)	12,665	21,114	(8,449)	-40%
Net loss	(11,895,907)	(19,802,842)	(7,906,935)	-40%

Revenue. Revenue for the nine months ended September 30, 2025 was $553,000, a decrease of $164,000, or 23%, compared to revenue of $717,000 for the nine months ended September 30, 2024. The decrease in revenue is the net effect of decreases of $141,000 for Global Gaming and $108,000 for TinBu in 2025 vs 2024 offset by an increase of $87,000 in revenue for the S&MI subsidiary which is because S&MI was present for nine months in 2025 and only for one month in 2024.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue of $530,000 for the nine months ended September 30, 2025 was an increase of $314,000 or 146% compared with $216,000 for the nine months ended September 30, 2024. The primary driver of the increase is because S&MI was present for nine months in 2025 and only for one month in 2024. Cost of revenue for TinBu was essentially flat and there was a small increase for Global Gaming.

Gross Profit. Gross profit for the nine months ended September 30, 2025 was $23,000 compared to $501,000 for the nine months ended September 30, 2024, a decrease of $478,000, or 95%. Gross profit decreased by: $156,000, for Global Gaming, Tinbu by $108,000, and S&MI by $214,000 in the three months ended September 30, 2025.

Operating Costs and Expenses.

	For the nine months Ended
	September 30,
	2025	2024	$ Change	% Change

Operating expenses:
Personnel costs	1,485,738	3,454,011	(1,968,273)	-57%
Professional fees	3,878,826	4,769,938	(891,112)	-19%
General and administrative	3,361,031	3,598,397	(237,366)	-7%
Depreciation and amortization	3,281,090	3,823,641	(542,551)	-14%
Total operating expenses	12,006,685	15,645,987	(3,639,302)	-23%
Loss from operations	(12,983,464)	$(15,144,689)	(3,161,225)	-21%

Operating expenses for the nine months ended September 30, 2025 were $12.0 million, a decrease of $3.6 million, or 23%, compared to $15.6 million for the nine months ended September 30, 2024. The decrease was primarily driven by a decrease of $2.0 million in Personnel costs accompanied by decreases in: Professional fees of $891,000, General and administrative expenses of $237,000, Depreciation and amortization by $543,000. Reasons for these decreases are described below.

Personnel Costs. Personnel costs decreased by $2.0 million or 57% from $3.4 million for the nine months ended September 30, 2024, to $1.5 million for the nine months ended September 30, 2025. The decrease is because there were changes in the composition of the team for the parent company and Tinbu subsidiary in 2025 and also expenses recorded in the nine months ended September 30, 2024 for shares of common stock and related payroll taxes granted to officers for retention and their contributions to the turnaround did not reoccur during the nine months ended September 30, 2025.

Professional Fees. Professional fees decreased by $891,000, or 19%, from $4.8 million for the nine months ended September 30, 2024 to $3.9 million for the nine months ended September 30, 2025. Although there were increases in expenses for outside attorneys during the three months ended September 30, 2025, Legal fees for the first half of 2025 were lower than in the first half of 2024 and expenses for shares of common stock granted to consultants in the first half of 2024 for retention and compensation related to the turnaround did not reoccur in 2025.

General and Administrative. General and administrative expenses decreased $237,000, or 7%, from $3.6 million for the nine months ended September 30, 2024 to $3.4 million for the nine months ended September 30, 2025. Primary drivers of the decrease were: travel expenses lower by $72,000, consulting for technology development lower by $80,000, and software expenses lower by $60,000 in the nine months ended September 30, 2025 than the nine months ended September 30, 2024.

Depreciation and Amortization. Depreciation and amortization decreased $543,000 or 14%, from $3.8 million for the nine months ended September 30, 2024 to $3.3 million for the nine months ended September 30, 2025. The decrease was primarily driven by write-offs to intangible assets related to Global Gaming in 2024 and because Tinbu intangibles became fully amortized in the summer of 2024 and there has been no amortization on them in the nine months ending September 30, 2025.

Other (Income) Expense, Net.

	For the nine months Ended
	September 30,
	2025	2024	$ Change	% Change

Other expenses
Interest (Income) expense	7,726	350,784	(343,058)	-98%
Other (Income) expense	(107,948)	(11,747)	(96,201)	819%
Loss on impairment of intangibles & goodwill	-	4,298,002	(4,298,002)	-100%
Total other expenses, net	(100,222)	4,637,039	(4,737,261)	-102%

Interest Expense (Income). Interest expense for the nine months ended September 30, 2025 was $8,000 vs interest expense of $351,000 for the nine months ended September 30, 2024, a decrease of $344,000 or 98%. Interest accrual for convertible debt was lower for the nine months ended September 30, 2025 due to lower balances for convertible debt as a result of conversions to equity. Additionally, accruals for $227,000 were recorded in the nine months ended September 30, 2025 for accrued interest income on a note receivable.

Other (Income) Expense. Other income was $108,000 for the nine months ended September 30, 2025 vs. $12,000 for the nine months ended September 30, 2024, an increase of $96,000 or 819%.

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

Cash Flows

Net cash used in operating activities was $6.4 million for the nine months ended September 30, 2025, compared to net cash provided by operating activities of $953,000 for the nine months ended September 30, 2024 which was an increase of $7,4 million year over year.

Net cash used in investing activities during the nine months ended September 30, 2025 was $2.1 million vs net cash used by investing activities of $885,000 for the nine months ended September 30, 2024, an increase of $1.2 million year over year, For both years, cash used in investing activities was related to acquisitions of subsidiaries and related intangible assets.

Net cash provided by financing activities was $8.8 million for the nine months ended September 30, 2025, compared to net cash used in financing activities of $32,000 for the nine months ended September 30, 2024. The increase was the result of funding received under the stock purchase agreement and convertible notes.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates” in the Annual Report and the notes to the audited financial statements appearing elsewhere in the Annual Report. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies from those discussed in our Amended 2024 Annual Report.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Preston Million Class Action

On August 19, 2022, Preston Million filed a Class Action Complaint (the “Class Action Complaint”) against the Company and certain former officers and directors of the Company in the United States District Court for Southern District of New York (the “SDNY”), styled Preston Million, Individually and on Behalf of All Others Similarly Situated vs. Lottery.com, Inc. f/k/a Trident Acquisitions Corp., Anthony DiMatteo, Matthew Clemenson and Ryan Dickinson (Case No. 1:22-cv-07111-JLR). The Class Action Complaint alleged violations by all defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) 15 U.S.C. §§ 78j(b), 78t(a), as amended by the Private Securities Litigation Reform Act of 1995 (“PSLRA”), U.S.C. § 78u-4 et seq. (collectively “Federal Securities Laws”). On November 18, 2022, the SNDY ordered the appointment of RTD Bros, LLC, Todd Benn, Tom Benn and Tomasz Rzedian (collectively “Lottery Investor Group”) as lead plaintiff and Glancy Prongay & Murray, LLP as lead counsel for plaintiffs and for the class in the case. On December 5, 2022, the Court stipulated a Scheduling Order in the case. On January 12, 2023, the Company’s legal counsel timely filed its Notice of Appearance. On January 31, 2022, plaintiffs filed their Amended Complaint adding Kathryn Lever, Marat Rosenberg, Vadim Komissarov, Thomas Gallagher, Gennadii Butkevych, Ilya Ponomarev as additional defendants in the case. The Amended Complaint alleges, among other things, that defendants made materially false and misleading statements in violation of Section 10(b),14(a) and 20(a) of the Exchange Act and plaintiffs seek compensatory damages, reasonable costs and expenses including counsel fees and expert fees. Pursuant to the Scheduling Order, the Company filed its motion to dismiss the Amended Complaint on April 3, 2023, under the newly consolidated caption and its proposed order to dismiss the matter. Plaintiffs were expected to file their opposition to the motion to dismiss no later than May 18, 2023, which would trigger the Company’s deadline to file its reply brief in support of their motion to dismiss no later than June 20, 2023. On February 6, 2024, the SDNY granted the Company’s Motion to Dismiss. On June 12, 2024, plaintiffs amended their complaint (the “Third Amended Complaint”). On July 12, 2024, the Company filed its motion to dismiss the Third Amended Complaint (the “MTD Third Amended Complaint”). On August 8, 2024, the plaintiffs filed their response in opposition to the MTD Third Amended Complaint. The Company filed its reply on August 22, 2024 to plaintiffs’ response in opposition to the MTD Third Amended Complaint. On February 25, 2025, the Court granted in part and denied in part the MTD Third Amended Complaint (the “Order). As set forth in the Order, the Class Plaintiffs’ Section 10(b) claim shall proceed against Defendant Dickinson and the Company based on post−merger representations regarding Lottery’s financial performance and financial reporting. Class Plaintiffs’ and Hoffman’s Section 20(a) claim premised on Section 10(b) shall likewise proceed against Defendant Dickinson. Class Plaintiffs’ Section 14(a) claim shall proceed against the Company and Defendants DiMatteo, Clemenson and Dickinson with respect to certain legal and regulatory compliance statements in the Proxy. The remainder of Plaintiffs claims were dismissed, including all claims against Komissarov. The Court also ordered that Plaintiffs shall have leave to amend within twenty−one (21) days of this opinion and order. On March 13, 2025, the Court granted Plaintiff Hoffman’s motion for leave for additional time to amend his complaint. Accordingly, Hoffman’s’ Third Amended Complaint shall be due April 24, 2025. Defendants’ motions to dismiss shall be due June 30, 2025; Plaintiff Hoffman’s opposition brief will be due August 14, 2025; and Defendants’ reply briefs shall be due September 17, 2025. On or about September 5, 2025, the Government filed a motion to intervene and requested the court to stay the action in its entirety. On or about September 5, 2025, the Court granted the Government’s motion to intervene and its motion to stay the case.

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

Honey Tree Trading

On September 4, 2024, Honey Tree Trading, LLC (“Honey Tree” or “Plaintiff”) filed a verified original complaint (the “Complaint”) against Lottery.com (“Lottery.com” or the “Company”) and directors Matthew Howard McGahan (“McGahan”), Christopher Gooding (“Gooding”), Paul Jordan (“Jordan”), Tamer Hassan (“Hassan”) and Warren Macal (“Macal” together with McGahan, Gooding, Jordan and Hassan, the “Individual Defendants” and, collectively Lottery.com, the “Defendants”) in Delaware Chancery Court alleging, amongst other things, breach of contract by the Company with respect to certain notes and warrants and breach of fiduciary duties by the Individual Defendants. (CA. No. 2024-0921-NAC: styled Honey Tree Trading, LLC v. Lottery.com Inc., et al.). On October 10, 2024, Honey Tree amended its Complaint by filing an amended verified complaint (the “Amended Complaint”) and a motion to expedite proceedings (the “Motion”). On November 6, 2024, at a hearing on Plaintiff’s Motion (the “Hearing”) and on the issue of breach of fiduciary duties against the Individual Defendants, Honey Tree’s counsel informed the Court that, “[t]here is no question that Honey Tree is presently a shareholder and was a shareholder at the time it presented its pleading.” On November 12, 2024, Plaintiff’s counsel informed the Court that “Honey Tree did own shares prior to the filing of the Amended Complaint but sold them prior to that filing; and (ii) Honey Tree did not subsequently purchase shares of Lottery.com until November 7, 2024, the day after the [H]earing,” (Plaintiff’s Admission”). Following Plaintiff’s Admission on November 13, 2024, Plaintiff dismissed without prejudice its claims against Hassan and Macal (the “Dismissal”). The Court ordered the Dismissal on November 15, 2024. On December 13, 2024, Plaintiff filed amended its Amended Complaint by filing a second amended verified complaint (the “Second Amended Complaint”) and a renewed motion to expedite proceedings (the “Second Motion to Expedite”) against the Company and remaining Individual Defendants. In accordance with a briefing stipulation entered by the Court on December 11, 2023, defendants shall answer the Second Amended Complaint and file its opposition to the Second Motion to Expedite by January 13, 2025. On January 13, 2025, the Company and Individual Defendants timely filed their Answer to the Second Amended Complaint, an Opposition to Motion to Expedite and a Partial Motion to Dismiss. On March 6, 2025, Plaintiff notified the Court that it withdraws its Motion to Expedite. On April 25, 2025, Plaintiff filed its Motion to Dismiss Count IV of the Second Amended Complaint as Moot. The motion was granted and Count IV of the Second Amended Complaint was dismissed by the Court.

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

Jerry R. Reed

On April 8, 2025, Jerry R. Reed (“Reed” or the “Plaintiff”) commenced an action against AL Tx Management, LLC; AutoLotto, Inc.; Matthew Clemensen; Colossus Bets Limited; Ryan Dickinson; Lawrence Anthony Dimatteo III; Lottery Now Inc.; Lottery.com, Inc. (“Lottery.com” or the “Company”); Bernard Marantelli; Qawi and Quddus, Inc.; Zeljeko Ranogajec; Rook GP, LLC; Rook TX LP; andWhite Swan Data Limited (collectively, the “Defendants”). The action was filed under Case No. 25-BC03A-0007, styled Jerry B. Reed v. Rook TX LP, Rook GP LLC, Colossus Bets Limited, Lottery.com, Inc., AutoLotto, Inc., Lottery Now, Inc., ALTX Management, LLC, Qawi and Quddus, Inc. d/b/a Luck Zone, Lawrence Anthony “Tony” Dimatteo III, Matthew Clemensen, Ryan Dickinson, Zeljeko Ranogajec a/k/a John Wilson, White Swan Data Limited, and Bernard Marantelli, in the Business Court of Texas, Third Division.

The matter was subsequently removed to the 353rd Judicial District Court of Travis County, Texas and assigned Case No. D-1-GN-25-002446. Plaintiff seeks to recover funds that he contends were wrongfully excluded from the Lotto Texas jackpot he purportedly won on May 17, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description
10.1	Amendment and Restatement Agreement in respect of Loan Agreement (Deed), dated as of June 12, 2023, between Lottery.com and Woodford Eurasia Assets Ltd. (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K filed by Lottery.com with the SEC on June 15, 2023).
10.2	Loan Agreement, dated as of July 26, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 1, 2023).
10.3	Amended and Restated Loan Agreement, dated as of August 8, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed by Lottery.com with the SEC on August 22, 2023).
10.4	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Lottery.com with the SEC on August 24, 2023).
10.27*	Stock Purchase Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated November 16, 2024.
10.35*	Amended -Stock Purchase Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated as of June 16, 2025.
10.40*	Short-term Convertible Note Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025.
10.41*	Common Stock Purchase Warrant Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025.
10.42*	Registration Rights Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025.
10.43*	Securities Purchase Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Amended Quarterly Report on Form 10-Q/A included in the Exhibit 101 Inline XBRL Document Set

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

Dated: November 19, 2025

