Form 10-K
period 2025-12-31
Sports Entertainment Gaming Global Corp
filed 2026-07-10
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 001-38508

SPORTS ENTERTAINMENT GAMING GLOBAL CORPORATION

(Exact name of registrant as specified in its Charter)

Delaware	81-1996183
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5049 Edwards Ranch Road, 4th Floor, Fort Worth, TX	76109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (737) 587-3391

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SEGG	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock, each at an exercise price of $2,300.00	LTRYW	The Nasdaq Stock Market LLC

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2025, the last business day of the registrant’s most recently completed fourth fiscal quarter, was approximately $5.2 million, calculated by using the closing price of the registrant’s common stock on such date on The Nasdaq Stock Market LLC of $0.73.

As of July 7 2026, there were 22,816,406 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the financial condition, results of operations, earnings outlook and prospects of Sports Entertainment Gaming Global Corporation (“SEGG Media”, “SEGG”, the “Company”, “we” or “us”).

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

Forward-looking statements are based on the current expectations of the management of SEGG Media and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed and identified in public filings made with the Securities and Exchange Commission (the “SEC”) by SEGG Media, as well as the following:

●	We have been named as a defendant in a number of civil lawsuits filed by purchasers of our securities, that could have a material adverse impact on our business, financial condition, results of operation and cash flows, and our reputation.

●	In July 2022, the Company furloughed the majority of its employees and suspended its lottery game sales operations after determining that it did not have sufficient financial resources to fund operations or pay certain existing obligations, including payroll and related obligations.

●	We need additional capital to, among other things, grow operations, add additional employees in key roles and pay our expenses. Such capital may not be available or may not be available on commercially acceptable terms, if at all. If we do not receive the additional capital, we may be forced to curtail or abandon our plans to expand operations and we may need to permanently cease our operations.

●	If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud against the Company, and investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

●	Our inability to compete for consumer discretionary time and income.

●	Economic events, geopolitical and political and market conditions, and other factors beyond our control.

ii

●	Negative events or media coverage relating to our business, our management and directors, the lottery, lottery games or online gaming or betting.

●	Our inability to attract and retain customers, including as a result of failing to appear in Internet search engine results.

●	Our continued ability to use existing, and add new, domain names to promote and increase the value of our brands and key business segments.

●	Scrutiny by stakeholders with respect to responsible gaming and ethical conduct.

●	Our ability to achieve profitability and growth.

●	Our inability to profitably expand into new markets or capitalize on industry trends and changes, such as by developing successful new product offerings.

●	The effectiveness of our marketing efforts in developing and maintaining our brands and reputation.

●	Failure to offer high-quality user support.

●	Adverse impacts to user relationships resulting from disruptions to our information technology.

●	The vulnerability of our information systems to cyberattacks, including an inability to securely maintain personal and other proprietary user information.

●	Our inability to adapt to changes or updates in the Internet, mobile or personal devices, or new technology platforms or network infrastructures.

●	Our inability to comply with complex, ever-changing and multi-jurisdictional regulatory regimes and other legal requirements applicable to the gaming and lottery industries in the markets that we serve.

●	Geopolitical shifts and changes in applicable laws or regulations or the manner in which they are interpreted.

●	Our inability to successfully expand geographically and acquire and integrate new operations.

●	Our dependence on third-party service providers to timely perform services or provide software component products for our platforms and product offerings and the processing of user payments and withdrawals on a timely basis.

●	Our inability to maintain successful relationships or agreements with third-party marketing or service provider affiliates.

●	Failure of third-party service providers to protect, enforce, or defend intellectual property rights required to fulfill contractual obligations required for the operation of our business.

●	The effectiveness of our transition and compliance with the regulatory and other requirements of being a public company.

●	We are not currently in compliance with the continued listing standards of Nasdaq and we may not be able to regain compliance with Nasdaq’s continued listing standards in the future.

●	Limited liquidity and trading of our securities in the public markets.

●	Our lenders (as defined herein) may not loan us the amounts they agreed to under loan agreements (as defined herein).

●	Our obligations under certain loan agreements are secured by a first priority security interest in substantially all of our assets and if we were to default, they could force us to curtail or abandon our business plans and operations.

●	The issuance and sale of common stock upon conversion of the amounts owed or upon exercise of the warrants issued to Woodford, UCIL, or investors placed by Univest (each as defined herein) under each’s respective loan agreements may depress the market price of our common stock and cause substantial dilution.

●	We currently owe money under our loan agreements, which we may not be able to repay on each agreement’s terms and conditions.

●	Other factors described in this Report under the heading “Item 1A. Risk Factors.”

The risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Report describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to SEGG Media or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. SEGG Media. undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law and regulation.

iii

PART I

Item 1. Business.

Legacy Matters and Corporate Reset

We were originally formed as Trident Acquisition Corp., a Delaware corporation on March 17, 2016, for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. On October 29, 2021, we consummated a business combination (the “Business Combination”) with AutoLotto, Inc. (“AutoLotto”). Following the closing of the Business Combination (the “Closing”) we changed our name from “Trident Acquisitions Corp.” to “Lottery.com Inc.” and the business of AutoLotto became our business. On January 27, 2026, the Company changed its name to Sports Entertainment Gaming Global Corporation (“SEGG Media.”). Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Lottery.com”, “Lottery.com Inc.,” “SEGG,” and “SEGG Media” refer to Sports Entertainment Gaming Global Corporation and its consolidated subsidiaries.

The Company has undertaken a comprehensive transformation to address historical operational, financial, and governance challenges (collectively, “Legacy Matters”) that primarily arose prior to mid-2022. These Legacy Matters materially impacted the Company’s business operations, financial condition, and capital structure. Since that time, management and the Board have executed a disciplined corporate reset designed to stabilize the business, strengthen governance, and reposition the Company for sustainable, revenue-driven growth.

Decisive Actions to Address Historical Disruption

In 2022, the Company experienced a significant disruption to its legacy operations, including the cessation of certain core business activities. This disruption resulted in a meaningful contraction in revenue and necessitated immediate action to preserve liquidity and stabilize the enterprise.

Management responded by implementing cost containment measures, rationalizing operations, and prioritizing capital allocation toward critical restructuring and compliance initiatives. These actions, while necessary, fundamentally reshaped the Company and created a clear inflection point from which the current strategy has emerged.

Legacy Revenue Model Concentration

Historically, the Company’s revenue model was substantially concentrated in lottery ticket sales and related transactional services. Our legacy lottery platform was designed to enable users to remotely purchase legally authorized lottery games through licensed partners, while providing data analytics, affiliate marketing solutions and promotional tools to commercial clients. This single-line revenue dependence limited diversification and exposed the business to regulatory, operational, and market-specific risks inherent to the lottery ecosystem. The disruption to these operations in 2022 underscored the limitations of this model and highlighted the need for a more diversified and resilient revenue base. As part of the corporate reset, the Company expanded beyond lottery facilitation into broader sports and entertainment verticals, combining content creation, digital publishing, domain-based audience acquisition and interactive gaming technologies. This evolution reflects our strategy to leverage established brands, premium digital assets and media platforms to drive diversified revenue streams.

Strengthening Financial Reporting and Internal Controls

The Company identified material weaknesses in its internal control over financial reporting during this period, including limitations in technical accounting resources, deficiencies in review and oversight processes, delays in financial reporting, and insufficient segregation of duties.

Since that time, the Company has taken targeted actions to enhance its control environment, including upgrading finance and accounting capabilities, implementing more robust review procedures, utilizing outside accounting and reporting resources, and improving financial reporting processes. These efforts are part of an ongoing remediation plan designed to align the Company’s internal controls with the expectations of a Nasdaq-listed public company and support reliable, timely financial reporting.

Governance Reset and Leadership Alignment

A key component of the corporate reset has been the realignment of leadership and governance. The Company has refreshed its executive team and Board composition to enhance oversight, improve accountability, and bring in experience aligned with the Company’s evolving strategic focus.

This governance reset reflects a deliberate shift toward execution-oriented leadership with experience in capital markets, operational restructuring, and strategic transactions. The current leadership team is focused on disciplined decision-making, capital efficiency, and delivering measurable results.

Resolution and Management of Legacy Legal and Regulatory Matters

The Company has addressed, and continues to manage, certain legal and regulatory matters arising from historical activities. These matters have required the allocation of financial and management resources; however, the Company has taken proactive steps to cooperate with regulatory authorities and implement enhanced compliance and oversight practices.

Management believes these actions have materially strengthened the Company’s risk management framework and reduced exposure to similar issues going forward. Additional information is provided in “Item 3. Legal Proceedings” and in the notes to the consolidated financial statements.

Rebuilding the Capital Base and Liquidity Profile

The Legacy Matters had a significant impact on the Company’s liquidity and capital structure, necessitating a shift toward external financing to support operations and restructuring efforts. The Company has executed financing transactions involving both equity and debt securities to fund its transformation.

These actions have been critical to stabilizing the business and positioning the Company to pursue growth opportunities. Management remains focused on optimizing the capital structure and deploying capital in a manner that is expected to generate attractive risk-adjusted returns.

Strategic Repositioning Toward Scalable, Revenue-Generating Platforms

As part of its corporate reset, the Company has repositioned its strategy toward building a diversified platform at the intersection of sports, entertainment, and gaming, with a clear emphasis on revenue generation and scalability.

Key elements of this repositioning include:

●	Prioritizing acquisitions and partnerships with existing revenue streams and growth potential;
●	Expanding digital media, content, and audience monetization capabilities;
●	Leveraging owned and controlled brands and platforms to drive engagement and commercial opportunities; and
●	Pursuing international expansion opportunities in targeted markets.

This strategy reflects a deliberate move away from early stage, capital-intensive or speculative initiatives toward initiatives with clearer pathways to monetization and value creation.

A Disciplined, Execution-Focused Operating Model

The Company has adopted a disciplined operating framework centered on capital allocation, execution, and accountability. Management prioritizes initiatives that are either supported by existing capital or expected to contribute meaningfully to near- or medium-term financial performance.

This approach is designed to balance growth with financial prudence and to ensure that the Company’s resources are deployed efficiently to maximize stockholder value.

Current Position and Path Forward

The actions taken to address Legacy Matters have established a foundation for the Company’s next phase of growth. While the effects of these matters continue to influence the Company’s financial condition, the business has transitioned from stabilization to a strategic growth phase focused on execution.

Management is focused on:

●	Scaling revenue-generating operations;
●	Integrating and optimizing strategic acquisitions;
●	Strengthening the balance sheet; and
●	Maintaining a robust control and compliance environment.

The Company believes that the combination of a refreshed leadership team, improved governance, and a clear strategic focus positions it to capitalize on opportunities within its target markets and deliver long-term value to stockholders.

Overview and Recent Developments

SEGG Media is a global sports, entertainment and gaming company operating at the intersection of digital content, fan engagement and regulated gaming. Originally founded in 2016 as a technology platform focused on facilitating lawful lottery participation and data services, the Company has evolved into a diversified media and interactive entertainment enterprise. Through strategic restructuring and expansion, SEGG Media is building an integrated ecosystem designed to connect fans to the games, events and experiences they care about in compliant, technology-enabled environments.

SEGG Media’s growth strategy includes acquiring and scaling revenue-generating assets in sports media, digital publishing, esports, fan communities and gaming technology. The Company has pursued majority and supermajority ownership positions in strategic targets to consolidate operations, expand global reach and create cross-platform monetization opportunities. Our portfolio approach is designed to integrate media distribution, sponsorship, advertising, data, subscription, licensing and regulated gaming revenue models under a unified brand architecture.

We operate with a focus on regulatory compliance, corporate governance and scalable infrastructure appropriate for a publicly traded company. Our operations are subject to applicable federal, state and international laws governing gaming, promotional activities, advertising, data privacy and securities regulation. We are committed to maintaining transparent reporting practices, strong internal controls and aligning management incentives with long-term shareholder value creation.

SEGG Media’s mission is to build a globally recognized sports, entertainment and gaming platform that combines immersive content, innovative technology and responsible engagement. By leveraging strategic acquisitions, premium digital properties and experienced leadership, we seek to deliver sustainable growth, expand international market presence and create long-term value for our shareholders.

The Company owns and operates three premium domain brands: Sports.com, Concerts.com, and Lottery.com representing the Company’s three operating focuses: Sports, Entertainment, and Gaming.

Sports

Sports.com is a next-generation global sports streaming and content platform designed to meet the evolving demands of digital audiences. Focused on delivering premium short-form video, curated articles, access to predictive markets and live event coverage, the platform combines mobile-first accessibility, AI-driven personalization, and community engagement to create a unified experience for fans worldwide.

The business launched with a sponsor-supported freemium model. Initial target markets include the United States, Latin America (LATAM), India, and the Gulf Cooperation Council (GCC) regions with fast-growing streaming adoption and underserved sports segments. The platform will also build strategic partnerships with regional sports leagues, influencers, and brands to accelerate content acquisition and market penetration.

Additionally, the Company will develop, produce and distribute compelling sports-focused films, docuseries, and premium digital content. This new arm of the business will serve as the cornerstone of the Company’s global expansion into entertainment media and immersive storytelling.

Currently in development, Sports.com Predict will introduce prediction functionality directly into the Sports.com ecosystem, creating a high-margin, recurring revenue stream for SEGG Media. By embedding prediction markets at the heart of Sports.com, the Company expects to convert fan engagement into transactional activity, unlocking a scalable growth engine as the global prediction markets sector expands.

The Company has three wholly-owned subsidiaries to support the operations of the Sports-related activities: Sports.com Media Group Ltd, Sports.com Studios Ltd., and Sports Predicts Ltd.

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

Gaming

The Company has an independent third-party lottery game service. It offers multiple gaming platforms to enable the remote purchase of legally sanctioned lottery and sweepstakes games in the U.S. and abroad (the “Platforms”). The Company’s revenue generating activities are focused on (i) offering the Platforms via apps and websites to users located in the U.S. and international jurisdictions where the sale of lottery and sweepstakes games is legal and our services are enabled for the remote purchase of legally sanctioned games (our “B2C Platform”); (ii) delivering global lottery data, such as winning numbers and results, and sports data, such as scores and statistics, to commercial digital subscribers and providing access to other proprietary, anonymized transaction data pursuant to multi-year contracts (“Data Service”); and (iii) transitioning Lottery.com into a high-authority, content-rich website that provides comprehensive information about lotteries, including results, analysis, comparisons, tools, and regulatory context and driving revenue through a Cost-per-Acquisition (CPA) or Revenue-Share model with third-party partners.

As a provider of lottery products and services, the Company is required to comply with, and its business is subject to, regulation in each jurisdiction in which the Company offers the B2C Platform. In addition, it must also comply with the requirements of federal and other domestic and foreign regulatory bodies and governmental authorities in jurisdictions in which the Company operates or with authority over its business. The Company’s business is additionally subject to multiple other domestic and international laws, including those relating to the transmission of information, privacy, security, data retention, and other consumer focused laws, and, as such, may be impacted by changes in the interpretation of such laws.

Appointment of New Member of the Board of Directors

On May 13, 2025, the Board of Directors of the Company approved the addition of Mr. Marc Bircham as a member of the Company’s Board of Directors (“Board”). Mr. Bircham was appointed as a Class II director with a term expiring at the Company’s 2027 annual meeting of stockholders or until his successor is duly elected and qualified. He was elected as Chairman of the Board on November 30, 2025.

On February 25, 2026, the Board appointed Robert Stubblefield and Daniel Bailey to serve as members of the Board. Mr. Stubblefield was appointed as a Class II director with a term expiring at the Company’s 2027 annual meeting of stockholders or until his successor is duly elected and qualified. Mr. Bailey was appointed as a Class III director with a term expiring at the Company’s 2028 annual meeting of stockholders or until his successor is duly elected and qualified.

Asset Acquisition- PlusEVO Ltd. and Spektrum Ltd.

On March 6, 2025, the Company entered into a Stock Purchase and Sale Agreement to acquire certain assets from PlusEVO Ltd. and to create a new entity, Spektrum Ltd, which will become a provider of technology supporting international lottery and gaming operations.

The purchase price for the acquisition was $1.5 million, payable in 50,000 shares of the Company’s restricted common stock at a fixed price of $30.00 per share. The shares are to be issued in five installments over a 30-month period following closing, subject to specified vesting and restriction terms. The agreement includes a price protection feature under which additional shares may be issued if the Company’s stock price is below the fixed price at certain measurement dates.

The asset acquisition is intended to support the Company’s international expansion strategy by providing ownership of a technology platform that can be leveraged to scale operations, enhance product offerings, and support entry into new regulated markets.

Asset Acquisition-DotCom Ventures Inc.

The Company completed the acquisition of 51% of DotCom Ventures Inc [“DVI”] from Concerts Inc. through a signed Share Purchase Agreement (SPA) executed on July 25, 2025. Valuation for DVI is $10 million. At closing, the Company made an in-kind payment of $5.1 million of common stock for 51,000 shares of DVI. The Agreement contains a Call Option, which provides the Company with the right to purchase up to the entire share capital of DVI as follows: (i) Ten Thousand (10,000) shares for One Million Dollars ($1,000,000.00) cash by not later than December 31, 2025; (ii) Fifteen Thousand (15,000) shares for One Million Five Hundred Thousand Dollars ($1,500,000.00) cash by not later than May 31, 2026; (iii) Five Thousand (5,000) shares for Five Hundred Thousand Dollars ($500,000.00) cash by not later than December 31, 2025; and (iv) Twenty Thousand (20,000) shares for Two Million Dollars ($2,000,000.00) in either shares or cash by not later than December 31, 2025 (the “Final Payment”). Unless extended by the parties in writing, portions of the Call Option will be revoked automatically upon the expiration of the funding deadlines set forth above without full payment of the corresponding funding obligation to DVI.

Primary assets acquired include the domain names Concerts.com and Ticketstub.com along with social media accounts and trademarks associated with each and have been recorded as Intangible Assets in the Domain Name category. Amortization began during the third quarter of 2025. There are encumbrances against the domain names and all associated and ancillary assets for Secured Promissory Notes totaling $1,500,000 that were set to mature in December of 2025 but were subsequently modified. The Company must pay the Secured Notes to remove the encumbrances. Subsequent to the execution date of the SPA, the Company and certain Secured Notes holders amended the Secured Notes, extending the maturity dates.

From the time of acquisition to the end of 2025 there was no substantive process where a set of inputs could be converted into a set of outputs and there was no workforce consisting of employees or organized contractors in place for converting acquired inputs into outputs. As a result, for the year ended December 31, 2025, the Company has accounted for this transaction as an acquisition of the intangible assets described above. The Company expects this transaction to change to controlling interest in the first quarter of 2026 when a workforce and substantive process will be in place.

Asset Purchase Agreement with Galaxy Racer Holdings Limited

On July 30, 2025, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Galaxy Racer Holdings Limited, a British Virgin Islands entity (“GXR”).

Pursuant to the Agreement, the Company agreed to acquire substantially all of the assets of GXR (the “Assets”), including the GXR platform and mobile application, underlying technology stack, user base, and associated licenses, for an aggregate purchase price of $10.0 million (the “Purchase Price”). The Purchase Price was structured to be satisfied through a combination of equity consideration in the form of restricted stock units and the transfer of a minority ownership interest in a newly formed subsidiary that would hold the acquired Assets.

On December 20, 2025, following a review of the Company’s strategic priorities, capital allocation framework, and evolving market conditions, the Company’s Board of Directors approved a decision to exit the Agreement. As a result, the Company did not complete the acquisition of the GXR Assets. No assets or results of operations related to GXR are included in the Company’s December 31, 2025 financial statements

Capital Markets Activity

During 2025, the Company accessed the capital markets through the filing of registration statements on Forms S-1 and S-3, providing flexibility to raise capital and facilitate liquidity for existing investors.

On April 11, 2025, the Company filed a Form S-1 registration statement to registering a number of shares in connection with a Stock Purchase Agreement executed by the company on November 21, 2024, (the “Agreement”) with Generating Alpha Ltd., a St. Kitts and Nevis company, (the “Investor”). The Investor has agreed to purchase from the Company up to One Hundred Million Dollars ($100,000,000) (the “Commitment Amount”) of the Company’s fully registered, freely tradable common stock (the “Common Stock”) under certain terms and conditions. Pursuant to the terms of the Agreement the Company can request a “Put” on the purchase of its stock and the Investor has agreed to purchase the Company’s shares at ninety (90%) percent of the “Market Price.” Market Price shall be defined as the average VWAP of the common stock twenty (20) trading days immediately preceding the Put (“Maximum Put Amount”). The dollar amount of Common Stock sold to the Investor in each Put may not be less than $20,000 and the maximum amount will equal 100% of the Average Daily Trading Volume. The Maximum Put Amount may be increased upon mutual written consent of the Company and the Investor. Puts are further limited to Investor owning no more than 4.99% of the Common Stock at any given time.

The prospectus also relates to the offer and resale from time to time by the selling shareholders named therein (the “Selling Shareholders”), or their permitted transferees of shares of common stock, consisting of (i) 2,810,897 shares of common stock (ii) 458,370 shares of common stock issuable upon exercise of outstanding warrants (iii) shares of common stock related to conversion of 1,906,693 prefunded common stock warrants (together the “Commitment Fee Warrant Shares”) and (iv) 512,662 issued to the Investor as a commitment fee (the “Commitment Fee Shares) upon the execution of a stock purchase agreement dated November 13, 2024 (the “Stock Purchase Agreement”).

The Company registered the resale of up to 25,688,622 shares of common stock, comprised of (i) 20,000,000 Stock Purchase Agreement Shares (as defined in the Form S-1)), (ii) 2,810,897 shares of common stock, (iii) 458,370 shares of common stock issuable upon exercise of outstanding warrants and (iii) 1,906,693 prefunded warrants (together the “Commitment Fee Warrant Shares”) and (iv) 512,662 shares of common stock issued to the Investor as a commitment fee (the “Commitment Fee Shares”) upon the execution of a stock purchase agreement dated November 13, 2024 (the “Stock Purchase Agreement”).

On November 13, 2025, the Company initially filed a registration statement on Form S-3, as subsequently amended (the “Form S-3”), with the SEC. The Form S-3 was declared effective by the SEC on November 26, 2025.

The Form S-3 provides for a combined shelf registration and secondary resale offering, including: a primary shelf offering of up to $300,000,000 of the Company’s securities, which may include common stock, preferred stock, debt securities, warrants, rights, or units; and a secondary offering of up to 1,068,241 shares of common stock for resale by certain selling stockholders.

The securities registered under the Form S-3 may be offered from time to time in one or more transactions at fixed prices, prevailing market prices, or negotiated prices pursuant to Rule 415 under the Securities Act. The Company may receive proceeds from any securities it issues under the primary offering. The Company does not receive proceeds from the resale of shares by selling stockholders, except to the extent of any proceeds received upon the exercise of warrants which were not prefunded.

Securities Purchase Agreement with Evergreen Capital Management, LLC

On December 2, 2025, the Company entered into a Securities Purchase Agreement with Evergreen Capital Management, LLC (“Evergreen”), pursuant to which the Company issued a senior secured convertible promissory note with an aggregate principal amount of $2.875 million. The note included an original issue discount of $0.375 million, resulting in net proceeds of $2.5 million to the Company. Funding was structured in two tranches: an initial $0.5 million at closing and $2.0 million upon (i) the effectiveness of a registration statement covering the underlying shares and (ii) receipt of requisite shareholder approval in accordance with Nasdaq Listing Rule 5635. The transaction was completed as a private placement under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On January 26, 2026, the Company entered into a Termination Agreement with Evergreen pursuant to which the parties agreed to terminate the convertible promissory note and the related Securities Purchase Agreement. The termination became effective upon the issuance of shares of common stock pursuant to Conversion Notice #7, dated January 13, 2026. As a result, the note and the Securities Purchase Agreement are null and void and of no further force or effect, and no additional amounts are due or payable by either party thereunder.

Stock Purchase Agreement with Generating Alpha Ltd.

As reported on form 8-K on November 29, 2024, on November 21, 2024, a fully executed Stock Purchase Agreement (the “Agreement”) was entered into by and between the Company and Generating Alpha Ltd., a St. Kitts and Nevis company, (the “Investor”). The Investor has agreed to purchase from the Company up to One Hundred Million Dollars ($100,000,000) (the “Commitment Amount”) of the Company’s fully registered, freely tradable common stock (the “Common Stock”) under certain terms and conditions. Pursuant to the terms of the Agreement the Company can request a “Put” on the purchase of its stock and the Investor has agreed to purchase the Company’s shares at ninety (90%) percent of the “Market Price.” Market Price shall be defined as the average VWAP of the common stock twenty (20) trading days immediately preceding the Put (“Maximum Put Amount”). The dollar amount of Common Stock sold to the Investor in each Put may not be less than $20,000 and the maximum amount will equal 100% of the Average Daily Trading Volume. The Maximum Put Amount may be increased upon mutual written consent of the Company and the Investor. Puts are further limited to Investor owning no more than 4.99% of the Common Stock at any given time.

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

As reported on form 8-K on June 23, 2025, on June 16, 2025, a fully executed Amended Stock Purchase Agreement (the “Agreement”) by and between the Company and Generating Alpha Ltd., a St. Kitts and Nevis company, (the “Investor”) was entered into. The Investor has agreed to purchase from the Company up to Three Hundred Million Dollars ($300,000,000) (the “Commitment Amount”) of the Company’s fully registered, freely tradable common stock (the “Common Stock”) under certain terms and conditions. Pursuant to the terms of the Agreement the Company can request a “Put” on the purchase of its stock and the Investor has agreed to purchase the Company’s shares at ninety-four (94%) percent of the “Market Price.” Market Price shall be defined as the lowest VWAP of the common stock five (5) trading days after the Put (“Maximum Put Amount”) shares are delivered to Investor. The dollar amount of Common Stock sold to the Investor in each Put may not be less than $20,000.00 and the maximum amount will equal 100% of the Average Daily Trading Volume. The Maximum Put Amount may be increased upon mutual written consent of the Company and the Investor. Puts are further limited to Investor owning no more than 4.99% of the Common Stock at any given time.

Upon execution of the Agreement, the Company issued to the Investor a Commitment Fee of 682,410 shares (68,241 shares of the Company’s common stock after the 10:1 reverse split effectuated on August 28, 2025) of the Company’s common stock in the form of a prefunded Common Stock Purchase Warrant. After the Company has received $100,000,000 of the Commitment Amount from Investor, for each subsequent tranche of $50,000,000, the Company shall issue an additional 1.5% of $50,000,000 in shares of the Company’s Common Stock in the form of a prefunded Common Stock Purchase Warrant. Calculation for the number of shares to be included in the prefunded Common Stock Purchase Warrant shall be based off of the volume weighted average price of stock on the Clearing Date of the last Put Notice. Payment may be withheld from the last Put Notice until the prefunded Common Stock Purchase Warrant has been issued.

2025 Annual Meeting of Shareholders

The Company held its 2025 Annual Meeting of Stockholders on February 9, 2026. A quorum was present at the meeting. A proposal to amend the Company’s certificate of incorporation to change its name from “Lottery.com Inc.” to “Sports Entertainment Gaming Global Corporation” was withdrawn, as stockholder approval was not required under Delaware law. Stockholders approved the election of one Class III director to serve until the 2028 annual meeting of stockholders, ratified the appointment of the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, approved the issuance of shares of common stock and warrants in excess of 20% of the Company’s outstanding common stock in accordance with applicable Nasdaq listing rules, approved amendments authorizing the Board of Directors to effect one or more forward and reverse stock splits within specified ranges, and approved, on an advisory basis, the adjournment of the Annual Meeting, if necessary, to solicit additional proxies.

Executive Leadership Changes

On November 30, 2025, the Board of Directors approved a leadership transition as part of the Company’s ongoing operational reset. Matthew McGahan was terminated from his roles as Chief Executive Officer, President, Secretary, and Chairman, effective immediately, and no longer serves in any executive or subsidiary capacities. He remained a member of the Board through the expiration of his current term which was the Annual Meeting of Shareholders held on February 9, 2026.

In connection with this transition, the Board appointed Robert Stubblefield, the Company’s Chief Financial Officer since July 2023, as Secretary as well as Interim Chief Executive Officer and Interim President. Mr. Stubblefield also assumed oversight of the Company’s subsidiaries. His interim appointment is expected to continue through March 31, 2026, or until a permanent Chief Executive Officer is appointed.

Mr. Stubblefield brings significant public company financial and operational experience, including approximately 18 years in senior finance and operations roles and expertise in internal controls and Sarbanes-Oxley compliance. The Company have not finalized the terms of his separation, including customary matters relating to compensation, equity treatment, and other standard provisions. As of the date of this Report, no separation agreement has been finalized. The Company has not yet established compensation terms for Mr. Stubblefield’s expanded role, each of which is expected to be disclosed in a future filing.

Nasdaq Listing

The Company currently trades on the Nasdaq Stock Exchange under the symbol, SEGG, and its warrants trade on the Nasdaq Stock Exchange under the symbol, LTRYW. The Company is not currently in compliance with Nasdaq listing standards. The Company has previously experienced periods of non-compliance, most frequently as a result of failure to satisfy Rule5250(c)(1) which requires timely filing of all required periodic financial reports with the SEC1. There can be no assurance that the Company will be able to meet its Nasdaq listing requirements and maintain its Nasdaq listings on a long-term basis.

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

Amounts advanced under the Woodford Loan Agreement are convertible, at Woodford’s option, into shares of the Company’s common stock, par value $0.001 per share (the “common stock”), beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of common stock within 10 business days of the date of the Loan Agreement (which was equal to $56.00 per share after the 1:10 reverse split which occurred on August 29, 2025), subject to a 4.99% beneficial ownership limitation which can be waived on 60 day’s notice and a separate limitation preventing Woodford from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining shareholder approval for such issuance above this amount.

Proceeds of the loans could only be used by the Company to restart its operations and for general corporate purposes as agreed to by Woodford.

The Woodford Loan Agreement includes confidentiality obligations, representations, warranties, covenants, and events of default, all of which are customary for a transaction of this size and nature.

The Company also agreed to grant Woodford common stock purchase warrants (the “Woodford Warrants”) in an amount equal to 15% of the Company’s 50,925,271 then issued and outstanding shares of common stock (the quantity of stock then issued and outstanding prior to the 1:20 reverse stock split of August 9, 2023). Each Woodford Warrant has an exercise price equal to the average of the closing price of the Company’s common stock for each of the ten days prior to the first amount being debited from the bank account of Woodford, which currently equates to an exercise price of $56.00 per share following the 1:10 reverse stock split on August 29, 2025. In the event the Company fails to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount (i.e., will equal $42.00 per share).

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

Credit Facility with United Capital Investments London Limited

On July 26, 2023, The Company entered into a credit facility (the “UCIL Credit Facility”), represented by a loan agreement, which was amended and restated on August 8, 2023, and subsequently amended on August 18, 2023 (as so amended, the “UCIL Loan Agreement”). The UCIL Loan Agreement is with United Capital Investments London Limited (“UCIL”), an entity in which each of Matthew McGahan, the Company’s then Chief Executive Officer and Chairman of the Company’s Board, and Barney Battles, a former member of the Board, have a direct or indirect interest. The decision by the Company to enter into the UCIL Loan Agreement followed, amongst other things, an acknowledgment by the Company that it had not received the requisite funding on a timely basis that it expected from Woodford, despite the Company making several requests to Woodford for said funding under the terms and conditions of the Woodford Loan Agreement. Moreover, the Board of Directors determined that it was in the best interest of the Company and its stockholders to enter into the UCIL Loan Agreement with UCIL, as an alternative lender to Woodford, upon receiving an event of default notice on July 21, 2023 (the “Default Notice”) and an event of default and crystallization notice on July 25, 2023 (the “Crystallization Notice”) from Woodford under the Woodford Loan Agreement. Neither McGahan or Battles participated in the vote on the UCIL agreement to ensure proper independence and correct corporate governance. On July 24, 2023, the Company responded to the Default Notice disputing that an event of default had occurred given the Company’s earlier announcement that UCIL had agreed to enter into a funding arrangement with the Company. On July 27, 2023, the Company replied to the Crystallization Notice denying that an event of default occurred or continued and further asserted that Woodford’s attempt for crystallization was inappropriate and unlawful under the terms and conditions of the Woodford Loan Agreement. Given the uncertainty of the continued financing under the Woodford Loan Agreement, the Board of Directors sought to secure and formalize the Company’s alternative funding by entering into the UCIL Loan Agreement.

As reported on form 8-K filed with the SEC on February 22, 2024, on February 16, 2024, the Company and UCIL entered into an “Amendment and Restatement Agreement No. 2” to the UCIL Loan Agreement to increase the amount of the UCIL Credit Facility from $49,000,0000 to $149,000,000 (the “UCIL Amendment”).

On January 20, 2026, the Company terminated all financing agreements with UCIL.

Placement Agent Agreement with Univest Securities, LLC

As reported on form 8-K filed with the SEC on February 6, 2024, on December 6, 2023, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Univest Securities, LLC (the “Placement Agent”), whereby the Placement Agent agreed to act as placement agent in connection with the Company’s offering (“Offering”) of units (“Units”) up to a total of $1,000,000; each Unit consisting of a convertible promissory note (each, a “Convertible Note” or collectively, the “Convertible Notes”), and a common stock purchase warrant (each, a “Warrant”, or collectively, the “Warrants”) in order for investors placed by it to purchase shares of common stock of the Company, par value $0.001 per share (the “Common Stock”). Each Unit under the Offering includes specific registration rights (“Registration Rights”), for each investor obtained through the Placement Agent.

On February 1, 2024, the parties agreed to increase the Offering amount from $1,000,000 to $5,000,000. All other terms and conditions of the Offering remain the same. The Securities shall be offered and sold pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”).

Current Operations

Data Services

In 2018, we acquired TinBu, LLC (“TinBu”), a wholly owned subsidiary, which is a digital publisher and provider of syndicated data feeds including lottery results, jackpots, and other related data, as a wholly-owned subsidiary. Through TinBu, our Data Service delivers daily results of over 800 domestic and international lottery games from more than 40 countries, including the U.S., Canada, and the United Kingdom, to over 400 digital publishers and media organizations. See “Item 1A. Risk Factors – We are party to pending litigation and investigations in various jurisdictions and with various plaintiffs and we may be subject to future litigation or investigations in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business, financial condition, and results of operations”. (Also, see Item 3, “Legal Proceedings”, “TinBu Complaint”.)

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

We additionally, at times, enter into multi-year contracts pursuant to which we sell proprietary, anonymized transaction data pursuant to multi-year agreements and in accordance with our Terms of Service in consideration of a fee and in other instances provide the Data Service within a bundle of provided services.

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

Sports.com

In December 2021, we finalized the acquisition of the domain name https://sports.com. On March 26, 2025, the Company registered Sports.com as a fictious name in the state of Florida under AutoLotto, Inc. Content provided by Sports.com was available worldwide as a website and a mobile application. The website was relaunched in August 2025 and is currently being rebuilt to support the Company’s launch of Sports.com Predict.

In February 2025, the Company entered into a multi-year global partnership with Soccerex, the world’s leading soccer business event organizer. The Agreement makes Sports.com the title sponsor for six global events including Soccerex 2025 for MENA, Europe and USA which were held in Cairo, Amsterdam and Miami, respectively. In April 2026, the Company renewed the sponsorship for an additional two years.

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

On June 17, 2025, the Company appointed Tamer Hassan as president of Sports.com Studios, Ltd. In this role, Hassan will lead the division’s creative and strategic efforts to develop, produce and distribute compelling sports-focused films, docuseries, and premium digital content. This new arm of the business will serve as the cornerstone of Sports.com’s global expansion into entertainment media and immersive storytelling.

On June 24, 2025, the Company appointed Tim Scoffham CEO of Sports.com Media Group, Ltd (“Sports.com Media”). In this role, Scoffham oversees the strategic integration and international expansion of Sports.com Media, a premium digital sports content and engagement platform. His leadership will focus on aligning commercial, media, and technology platforms, bolstering regulatory partnerships, and unlocking scalable, revenue-generating opportunities in high-growth markets.

On July 17, 2025, the Company entered into its first official football league partnership in the Indian subcontinent through a five-year commercial agreement with the Super League Kerala (“SLK”), valued at more than $11.6 million based on potential advertising and sponsorship revenue. The agreement establishes SEGG Media and Sports.com as the exclusive global commercial and broadcast partner for SLK, encompassing: exclusive international streaming rights across all territories; integrated gaming and fan engagement products; global sponsorship and brand activation rights; and distribution focus across the Indian subcontinent and MENA, especially targeting the vast Keralite diaspora in the Middle East, North America, and Europe. The season concluded on December 19, 2025. During the 33 match season, SLK content reached more than 150 million views via the Sports.com website, app, and social channels.

Sports.com Studios Ltd, entered into a revenue-driven co-production partnership with GOATS Entertainment (Greatest Of All Time) on August 7, 2025. This alliance will transform the legacies of the world’s greatest athletes into cash-generative content assets, combining premium docuseries, exclusive merchandise, global fan activations, and immersive storytelling. The collaboration is designed to drive high-margin revenue streams across OTT, e-commerce, experiential and licensing platforms.

On Sept. 10, 2025, Sports.com Studios entered into a strategic global distribution partnership with the Døds Diving League (“DDL”), the official global platform for the world’s fastest-growing extreme sport. The partnership will be managed by Sports.com Studios Ltd, the newly launched sports content subsidiary of SEGG Media. The partnership will bring the thrill of Døds to millions of fans worldwide. Under the agreement, Sports.com Studios became a global distribution partner for DDL events, ensuring competitions and original content will be delivered through Sports.com platforms.

During 2025, Sports.com content surpassed 102 million views across all platforms. The growth was driven by surging interest the Kerala Super League, and the Company’s accelerating global social-media presence

Our common stock and warrants are traded on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “SEGG” and “LTRYW,” respectively. As of the date of this Report, we are not in compliance with Nasdaq’s continued listing requirements (the “Listing Rules”) Additionally, under its new management, the Company continues to work to improve its disclosure and reporting controls and plans to continue improving its systems of internal control over financial reporting and invest in additional legal, accounting, and financial resources.

Even when the Company has full operations in its sports, entertainment, and gaming verticals there can be no assurance that the Company will be able to maintain compliance with Nasdaq’s applicable Listing Rules. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise additional capital needed to fund its operations or trigger defaults and penalties under outstanding agreements or securities of the Company.

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

Compliance

We intend to continue to develop a comprehensive internal compliance program, to ensure compliance with legal requirements imposed in connection with our activities and with legal requirements generally applicable to publicly traded companies. While we are firmly committed to full compliance with all applicable laws and regulations, we cannot ensure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us, an employee, a customer or other third-party will not result in enforcement action, the imposition of a monetary fine or suspension or revocation of one or more of our licenses, which could have a material adverse effect on us or on our results of operations, cash flow, or financial condition.

Because we do business multi-nationally, our operations are subject to U.S. and foreign anti-corruption laws and regulations such as the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010 and other anti-corruption laws that may apply where we operate. As we enter new foreign markets, we are likely to become subject to additional laws and regulations and restrictions, which increases the risk that we or one of our subsidiaries will inadvertently violate one of such laws or regulations.

Governance Changes

All members of the Board and all principal executive officers who served in such positions at the time of the 2022 Operational Cessation have resigned from such positions and are no longer serving in any capacity with the Company or its subsidiaries. Robert Stubblefield is now the sole shareholder representative for all subsidiaries and Gregory Potts was appointed to the boards of Juega Lotto and Aganar. Corporate governance for Tinbu, LLC remains the same with AutoLotto, Inc. being the sole managing member of the LLC.

Employees

As of the date of this Report, there are nine individuals employed by the Company. Additionally, the Company’s subsidiaries have more than 60 employees to support their operations.

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

While we did not have any open patent applications or own any issued patents as of December 31, 2025, we will continue to evaluate our technology to determine whether it is appropriate to file patent applications in the U.S. or internationally.

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

Available Information

Our internet address is www.seggmedia.com. Our website and the information contained therein or linked thereto are not part of this Report.

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

Risks Relating to Prior Management, Our Internal Controls and Related Matters

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

These investigations and inquiries and any other similar or related future legal proceedings, investigations or inquiries are subject to inherent uncertainties, and the actual costs to be incurred relating to these matters depend upon many unknown factors. We are unable to predict the outcome of any of these legal proceedings, investigations, and inquiries, and we could be forced to expend significant resources in the defense of one or more of these actions. There is also the risk that we may not prevail in any proceeding involving us. Cooperating with, as well as monitoring and defending against, any of these actions is time-consuming for management and detracts from their ability to fully focus our internal resources pertaining to our business operations. In addition, we have already incurred and may continue to incur substantial legal fees and costs as well as internal administrative time, in connection with such matters. We are also generally obligated, to the extent permitted by law, when applicable, to indemnify our current and former directors and officers who may be named in these or similar actions. We are not currently able to estimate the possible cost to us from these matters, as we cannot be certain how long they may take to resolve or the possible amount of any civil penalties or damages, if any, that we may be required to pay. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. Decisions adverse to our interests in these actions could result in damages, fines, penalties, consent orders or other sanctions against the Company or our officers, or in changes to our business practices, among others, any of which could have a material adverse effect on our cash flow, results of operations and financial position.

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

Matters relating to or arising from the restatements of financial filings, the investigations and regulatory inquiries, including adverse publicity connected to these matters as well as other concerns, coupled with potential concerns from our users, customers or others with whom we do business, have had and could continue to have an adverse effect on our business and financial condition.

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

We have incurred significant losses and require additional capital; substantial doubt exists regarding our ability to continue as a going concern.

We have a history of operating losses and negative cash flows and have previously reduced operations due to liquidity constraints. We expect to continue to incur expenses as we rebuild infrastructure, personnel, compliance systems and operations and pursue growth initiatives, including acquisitions and commercialization of digital assets. Our financial statements include a going concern explanatory paragraph. Our ability to continue as a going concern depends on our ability to raise additional capital, execute our strategy and generate sustainable revenues. There can be no assurance that we will be successful in doing so.

If we are unable to obtain adequate financing or generate sufficient cash flow, we may be required to delay, scale back or discontinue operations, restructure obligations, sell assets, or seek protection under applicable bankruptcy laws.

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud, and, as a result, investor confidence and the trading price of our common stock and warrants may be materially and adversely affected.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we and our independent registered public accounting firm identified certain material weaknesses in our internal control over financial reporting as of December 31, 2021. Such material weaknesses have not been fully remediated as of December 31, 2025 but many have been addressed. As defined in the standards established by the U.S. Public Company Accounting Oversight Board, or PCAOB, a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weaknesses, management has concluded that our internal control over financial reporting remained ineffective as of December 31, 2025.

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

Our ability to maintain a timely filing schedule with respect to our SEC reporting is subject to a number of contingencies, including whether and how quickly we are able to effectively remediate the identified material weaknesses in our internal control over financial reporting. Our filing of our quarterly reports and annual reports has been delayed and we cannot assure you we will be able to timely make our future filings.

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

Business, Market & Economic Risks

Our strategic repositioning from a lottery-focused business to a diversified sports, entertainment and gaming media platform involves substantial execution risk.

We are repositioning SEGG Media Corporation as a diversified sports, entertainment and gaming platform, including through the development and monetization of premium digital assets and the acquisition of media and gaming-adjacent businesses. This transformation requires successful execution across multiple disciplines, including traffic acquisition, product development, content operations, advertising and sponsorship monetization, technology infrastructure and regulatory compliance. We have limited operating history in certain of these verticals. If we fail to execute this strategy, our growth prospects, financial performance and valuation may be materially adversely affected.

Our acquisition strategy exposes us to integration, valuation and impairment risk.

We may pursue acquisitions as a core component of our growth strategy. Acquisitions involve significant risks, including overpayment, inaccurate valuation assumptions, integration challenges, diversion of management attention, loss of key personnel, undisclosed liabilities, regulatory approval risks, and failure to achieve anticipated synergies. Acquisitions may require significant cash, debt or equity financing and may be dilutive. If acquired businesses or assets fail to perform as expected, we may be required to record impairment charges relating to goodwill or intangible assets, which could materially adversely affect our results of operations and financial condition.

Our business depends significantly on premium domain assets and digital traffic, and our ability to monetize such assets is uncertain.

Our strategy includes commercialization of premium digital assets, including domain names and related brands. The value of such assets depends on traffic, consumer behavior, search engine rankings, brand recognition, intellectual property protection and successful monetization (including advertising, sponsorship, subscriptions, licensing or commerce). Search engine algorithm changes, increased competition, changes in platform policies, reputational issues, or failure to convert traffic into revenue could materially reduce the value of these assets and could require impairment charges.

Our forecasts, projections and internal plans are subject to significant uncertainty and may differ materially from actual results.

Any forecasts, targets or projections we provide (including in investor presentations or otherwise) are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation, regulatory developments, market adoption, consumer demand and competitive conditions. Our actual revenues, expenses, market share and profitability may differ materially from any projections. We may invest in the development or marketing of products, services or distribution channels that do not achieve commercial success, in which case we may not recover those investments and our operating results could be adversely affected.

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

Our financial performance is subject to U.S. and global economic conditions and their impact on levels of spending by potential users and customers of our Platform and acquirers of our Data Service. Economic recessions, or other economic conditions such as rising inflation and interest rates, have had, and may continue to have, far reaching adverse consequences across many industries, including the global entertainment, lottery, sweepstakes and promotions, and gaming industries, which may adversely affect our business, financial condition, and results of operations. There may be an increasing risk of a recession or inflationary economic impacts due to international trade and monetary policy, variations in interest rates and inflation, and acts or threats of acts of war, along with other economic challenges. If the national and international economic growth slows or stalls, these economies experience another recession, or any of the relevant regional or local economies suffers a downturn, or if inflationary effects accelerate, we may experience a material adverse effect on our business, financial condition, or results of operations.

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

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including lottery play, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices and inflation, or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as purchasing lottery games through remote channels. Our business may be impacted by several factors, including reductions in discretionary income due to changes in employment conditions, as well as customer preferences regarding discretionary spending habits, have caused and will likely continue to cause a reduction in consumer spending. As a result, fewer individuals may engage in gaming and lottery activities. The effect of a decrease in consumer spending on entertainment and leisure activities due to unfavorable market conditions could reduce the Company’s cash flows and revenues and therefore have a material and adverse impact on our results of operations. As a result, we cannot ensure that demand for our offerings will remain constant or achieve our anticipated growth.

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

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new customers to our offerings, retain existing users of our offerings, and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing efforts, which may not make sense in terms of return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with the promotional activity of in-state and multi-state issued lottery games, to achieve our objectives. For paid marketing, we intend to leverage a broad array of advertising channels, which may include a combination of radio and social media platforms, such as Facebook, Instagram, and X (formerly Twitter), affiliate marketing, paid and organic search engines, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around gaming and lottery, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may click through to our websites or download our application. If links to our websites or application are not displayed prominently in online search results, if fewer users click through to our websites or application, if our other digital marketing campaigns are not effective, or if the costs of attracting users via any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline, and our business, financial condition, and results of operations could be harmed and could cause the value of our securities to decline or become worthless.

In addition, growth in the mobile and online gaming industry and the level of demand for and market acceptance of our product offerings is subject to a high degree of uncertainty. We cannot ensure that users will use our products or that the industry will achieve more widespread acceptance.

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

We may be unable to continue to use the domain names that we use in our business or prevent third parties from acquiring and using domain names that infringe on, or are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.

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

We have a history of incurring net losses and have suspended significantly our U.S. operations since July 2022, the Operational Cessation. We may not be able to achieve or maintain a needed level of profitability in the future. On a fully consolidated basis we experienced net losses of approximately $20.3 million for the year ended December 31, 2025, and approximately $28.2 million and $25.6 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $284 million. While we have received some limited revenue since the U.S. 2022 Operational Cessation, we cannot predict when or whether we will be able to fully restart our operations or whether or not we will be able to reach profitability at any time in the future.

We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot ensure that these investments will result in substantial increases in our total revenue or improvements in our results of operations. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a public company. Once we fully restart our U.S. operations, any failure to increase our revenue or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

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

Although sports, concerts and lottery games are offered on a year-round basis, there is seasonality in purchasing that may impact our operations and activities of our customers. The broad geographical mix of our user and customer base also impacts the effect of seasonality, as users and customers in different territories typically place differing importance on different events and those events often have different calendars Such fluctuations and uncertainties may negatively impact our cash flows.

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

Promoting awareness of our brands is important to our ability to grow our business and to attract new users and customers in the future, which can be costly. Our marketing initiatives may become increasingly expensive and generating a meaningful return on these initiatives may become difficult. Even if we successfully increase revenue as a result of these marketing efforts, it may not offset the additional marketing expenses we incur. If our marketing efforts intended to help grow our business are not effective, we expect that our business, financial condition, and results of operations would be adversely affected.

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

The industries in which we operate are subject to rapid and frequent changes in standards, technologies, products, and service offerings, as well as in consumer demands and expectations and regulations. We must continuously make decisions regarding which offerings and technology we should invest in to meet user and consumer demand in compliance with evolving industry standards and regulatory requirements, and to grow we must continually introduce and successfully market new and innovative technologies, offerings, and enhancements to remain competitive and effectively stimulate user and customer demand, acceptance, and engagement. Our ability to engage, retain, and increase our user and customer base and to increase our revenue will depend heavily on our ability to successfully create new offerings, both independently and together with third parties. We may introduce significant changes to our existing technology and offerings or develop and introduce new and unproven products, services, and systems, any of which we may have little or no prior development or operating experience. The process of developing new offerings and systems is inherently complex and uncertain, and new offerings may not be well received by users, even if well-reviewed and of high quality. If we are unable to develop technology and products, services, and systems that address users’ needs or enhance and improve our existing technology and offerings in a timely manner, it could have a material adverse effect on our business, financial condition, and results of operations and could cause the value of our securities to decline or become worthless.

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

Regulatory and Compliance Risks

We operate in highly regulated industries, and changes in law or regulation could restrict our operations and increase compliance costs.

Our operations are subject to federal, state and foreign laws and regulations governing, among other things, lottery and gaming activities, promotional programs, digital advertising, consumer protection, data privacy and payment processing. These regulatory regimes are complex and evolving. Changes in laws, regulations, interpretations or enforcement priorities could restrict or prohibit aspects of our business model, require additional approvals or licensure, increase compliance costs, result in fines or penalties, or require cessation of operations in certain jurisdictions.

Adverse interpretations of federal statutes and related enforcement priorities could materially impair our business.

Federal statutes affecting gaming and related activities, including interpretations of the Wire Act and other federal laws, have been subject to evolving interpretations and enforcement priorities. Although certain appellate decisions have limited the scope of the Wire Act to sports wagering, no definitive ruling from the U.S. Supreme Court exists. An adverse reinterpretation, enforcement action, or related regulatory development could materially restrict aspects of our operations and negatively affect our business and financial condition.

We are involved in, and may become involved in, litigation, investigations or other legacy matters that may be costly and could adversely affect our liquidity and operations.

We have been subject to, and may continue to be subject to, litigation, regulatory inquiries, investigations and other proceedings, including matters relating to historical events, financial reporting, financing arrangements and related disputes. These matters are inherently uncertain and may result in substantial defense costs, settlements, judgments, penalties, injunctive relief, management distraction and reputational harm. Any adverse outcomes could materially adversely affect our business, financial condition and results of operations.

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

All of the U.S. jurisdictions and most of the foreign jurisdictions in which we operate prohibit online gambling by persons under 18 years of age. We have instituted know-your-customer requirements to aid our efforts in identifying minors and preventing them from using our services. In many cases, these requirements apply to our retailer partners and may not apply to us. Nevertheless, if we fail to abide by these requirements, our partners may be reluctant to do business with us or the applicable regulatory authorities may amend the requirements to apply specifically to us, to the extent that they do not already do so.

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

Except for those employed in our foreign subsidiaries (e.g. Veloce Esports Ltd. (“Veloce”), Aganar and JuegaLotto), we currently have nine employees who manage and operate our business, including our Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, other employees as well as key outside contractors. While we have experienced significant turnover of our executive officers in past years, we expect that the leadership of our current key executives and employees will be a critical element of our success in the future. The departure, death or disability of any one of our executive officers or employees or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business.

In addition, our failure to retain current, or hire new employees in the future may limit our ability to restart our business operations and generate revenue. We believe our success and our ability to compete and grow will depend in large part on the efforts and talents of our current and future employees and on our ability to retain highly skilled personnel. The competition for these types of personnel is intense and we compete with other potential employers for the services of appropriately skilled employees. As a result, we may not succeed in hiring and retaining the executives and other key employees that we need. Employees, particularly highly skilled developers and engineers are in high demand, and we will need to devote significant resources to identifying, hiring, training, successfully integrating and retaining such employees, including significant financial resources, which we may not have when needed. We cannot provide assurance that we will be able to attract or retain such highly qualified personnel in the future. In addition, the loss of future employees or the inability to hire skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business, financial condition and results of operations could be seriously harmed.

Risks Relating to our Dependence on Third Parties

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

We have international operations, including in Mexico as a result of the closing of our acquisition in June 2021 of Global Gaming Enterprises, Inc., which is a majority stockholder of Electronicos y de Comunicacion, S.A.P.I de C.V. and JuegaLotto, S.A. de C.V. . The Company has launched additional international operations Sports.com Media Group Ltd., Sports.com Studios Ltd., Lottery.com International Ltd. and completed the acquisition of a majority interest in Veloce Esports Limited. Accordingly, our business is subject to risks resulting from differing legal and regulatory requirements, political, social and economic conditions, and unforeseeable developments in a variety of jurisdictions. Our international operations are subject to the following risks, among others:

●	political instability;

●	international hostilities, military actions, wars, terrorist or cyber-terrorist activities, natural disasters, pandemics, and infrastructure disruptions;

●	differing economic cycles and adverse economic conditions;

●	unexpected changes in regulatory environments including lottery and gaming, data privacy and advertising laws and regulations;

●	changes to economic and anti-money laundering sanctions, laws and regulations;

●	varying tax regimes, including with respect to the imposition of withholding taxes on remittances and other payments by our partnerships or subsidiaries;

●	differing labor regulations;

●	foreign exchange controls and restrictions on repatriation of funds;

●	fluctuations in currency exchange rates;

●	inability to collect payments or seek recourse under or comply with ambiguous or vague commercial or other laws;

●	insufficient protection against product piracy and rights infringement and differing protections for intellectual property rights;

●	varying attitudes towards lottery games and betting by foreign governments;

●	difficulties in attracting and retaining qualified management and employees, or rationalizing our workforce;

●	differing business practices, which may require us to enter into agreements that include non-standard terms; and

●	difficulties in penetrating new markets due to entrenched competitors, lack of recognition of our brands or lack of local acceptance of our products, services and systems.

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

In addition, the U.S. Congress, the U.K. Government, the Organization for Economic Co-operation and Development (the “OECD”), and other government agencies have had an extended focus on issues related to the taxation of multinational corporations. Further, the introduction of a digital services tax, such as the U.K. digital services tax, may increase our tax burden, which could adversely affect our business, financial condition and results of operations. Finally, the international scope of our business operations could subject us to multiple overlapping tax regimes that can make it difficult to determine what our obligations are in particular situations.

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

As of December 31, 2025, we had one trademark, “Lottery.com”, registered with the U.S. Patent and Trademark Office. As of December 31, 2025, the registrations of our LOTTERY.COM word marks was pending with the U.S. Patent and Trademark Office. We are also using or have common-law trademark rights in the trademarks AUTOLOTTO, SPORTS.COM, CONCERTS.COM, TICKETSTUB, and “TAP, TAP, TICKET.”

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

In an effort to avoid post-judgment discovery, Streicher indicated a willingness to pay the judgment over time with interest and attempted to negotiate a settlement and forbearance agreement with the Company. Streicher’s original deadline to produce documents and respond to the post-judgment discovery was January 16, 2023, and the Deposition was scheduled to take place on January 19, 2023. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000 and agreed to make another payment in the amount of $75,000 on February 28, 2023. Streicher failed to remit the payment on February 28, 2023, and as a result, the Company proceeded with the post-judgment discovery and depositions, which was scheduled for March 16, 2023, however Streicher did not appear at such hearing. The Company intends to fully collect on the Judgment and intends to pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied.

We may never collect the full amount of the judgment, the costs of collecting the judgment, including additional legal fees may be material, and Streicher may not have funds to pay us amounts due or make seek bankruptcy protection.

More details are available in Item 3. Legal Proceedings

Public Company Operating Risks

We have identified material weaknesses in internal control over financial reporting; our remediation efforts may not be successful.

We have disclosed material weaknesses in our internal control over financial reporting. Although we have implemented and will continue implementing additional remediation measures, we may be unable to remediate these weaknesses in a timely manner or at all. Failure to remediate could result in inaccurate financial reporting, additional restatements, inability to timely file required reports, increased audit and compliance costs, regulatory scrutiny, loss of investor confidence and a decline in our stock price.

The requirements of being a public company strain our limited resources, and our compliance costs may be higher than expected.

As a public company, we incur significant legal, accounting, compliance and other costs and are subject to reporting, internal controls and corporate governance requirements under the Exchange Act, Sarbanes-Oxley, Dodd-Frank, SEC rules and Nasdaq listing standards. Compliance can be costly and time-consuming and may divert management attention. Our costs may increase further as we cease to qualify as an “emerging growth company,” including with respect to internal control requirements, audit fees and financial reporting complexity. If we fail to meet these obligations, we could face regulatory action, investor litigation, loss of investor confidence and declines in the trading price of our securities.

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

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. The Company is subject to anti-takeover provisions under Delaware law which could delay or prevent a change of control. These provisions are intended to avoid costly takeover battles, reduce our vulnerability to a hostile change of control and enhance the ability of our Board to maximize stockholder value in connection with any unsolicited offer to acquire us. However, these provisions may make more difficult the removal of management, may have an anti-takeover effect and may delay, deter or prevent a merger or acquisition of us by means of a tender offer, a proxy contest or other takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the prevailing market price for our securities. These provisions provide for, among other things:

●	authorized but unissued shares of common stock and preferred stock, which may be used for a variety of corporate finance transactions, acquisitions and employee benefit plans and the existence of which could make more difficult or discourage an attempt to obtain control of the Company by means of a proxy contest, tender offer, merger or otherwise (the DGCL does not require stockholder approval for any issuance of authorized shares);

●	stockholder action may not be by written consent (the DGCL provides that unless otherwise provided in the charter, any action of a meeting of stockholders may be taken without a meeting and prior notice by signed written consent of stockholders having the minimum number of votes that would be necessary to take such action at a meeting at which all shares entitled to vote thereon were present and voted);

●	amendment of certain provisions of the organizational documents only by the affirmative vote of at least 66 2/3% of the voting power of the outstanding capital stock (the DGCL provides generally that the affirmative vote of a majority of the outstanding shares entitled to vote thereon, voting together as a single class, is required to amend a corporation’s certificate of incorporation, unless the certificate of incorporation requires a greater percentage);

●	provisions providing for a board of directors with staggered terms and detailing that the number of directors may be fixed and modified only by our Board;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at annual meetings, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of SEGG Media; and

●	the ability of our Board to issue one or more series of preferred stock.

●	providing that directors may be removed only for cause and then only by a two-thirds vote of the holders of a majority of the voting power of the outstanding shares then entitled to vote in an election of directors, voting together as a single class;

●	providing that vacancies on our Board, including newly created directorships, may be filled only by a majority vote of directors then in office; and

●	prohibiting stockholders from calling special meetings of stockholders.

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

Our common stock and warrants trade on The Nasdaq Global Market under the symbols “SEGG” and “LTRYW,” respectively. Our failure to remain in full compliance with these requirements may result in our securities being delisted from Nasdaq.

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

The trading price of our securities may be highly volatile due to many factors, including our operating performance, liquidity, financing activity, regulatory developments, litigation, acquisitions and integration results, macroeconomic conditions and market dynamics affecting micro-cap issuers. Broad market and industry factors may negatively affect the trading price of our securities regardless of our actual performance. In addition, securities class action litigation is often brought against companies following periods of stock price volatility or decline, which could result in substantial costs and diversion of management attention.

Our securities may be subject to short squeezes and other market dislocations, which could result in extreme volatility and losses for investors.

Our securities may experience periods of extreme volatility due to short interest and the potential for short squeezes, as well as speculative trading activity, options and derivatives activity, margin availability and social-media-driven market dynamics. A short squeeze can occur when investors with short positions are forced to purchase shares to cover their positions, which may cause the stock price to rise rapidly. Such price increases may be temporary and may be followed by rapid declines. Investors who purchase securities during such periods may incur substantial losses. We do not control these market dynamics and may be unable to respond effectively to mitigate volatility.

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

Risks Related to Our Loan Agreements and Loan Agreement Warrants

Our ability to fund operations depends in part on third-party financing sources that may not be available when needed.

We may rely on third-party financing arrangements as a source of liquidity. Certain lenders may have discretion regarding future advances and may not provide funding when requested or at all. If we are unable to obtain funding under existing arrangements or from other sources on acceptable terms, we may be required to delay or abandon initiatives to restart or expand operations and could be forced to materially curtail operations.

Our debt agreements contain covenants that may restrict operations and financing flexibility.

Our financing arrangements include covenants, representations, warranties and events of default that may restrict our ability to incur additional indebtedness, sell assets, grant liens, amend organizational documents, declare or pay dividends, repurchase shares, or issue securities in certain circumstances. These restrictions could limit our operational flexibility, impair our ability to raise additional capital and increase the risk of default. If an event of default occurs and is not cured, lenders may have remedies that could include accelerating amounts due and enforcing security interests, which could materially adversely affect our business and could render an investment in our securities worthless.

Our obligations may be secured by substantially all of our assets; enforcement could materially harm the Company.

Certain obligations may be secured by a first-priority security interest in substantially all of our assets. If we default, secured parties may be able to foreclose on collateral, restrict cash flows and force sales of assets, any of which could materially impair our ability to operate.

Conversions and warrant exercises could cause substantial dilution and depress our stock price.

Certain financing arrangements include conversion features and warrants that, if exercised or converted, would result in the issuance of a significant number of shares of our common stock. Such issuances would dilute existing stockholders and could depress the market price of our common stock.

If conversion prices are based on discounts to market prices and holders sell shares into the market, the trading price may decline, which could result in additional shares being issuable upon further conversions, potentially creating a downward-spiral effect. These dynamics could materially impair the market price of our common stock and increase volatility. Any resale of shares issued upon conversion or exercise, including by selling stockholders, could further increase selling pressure and adversely affect the trading price.

We may not have sufficient funds to repay indebtedness, and our indebtedness increases financial risk.

We have indebtedness and other obligations that we may not have sufficient funds to repay when due. Indebtedness increases the risk of default, limits financial flexibility and may require us to devote cash to debt service rather than operations and growth. If we are unable to repay or refinance amounts due, we may be required to raise capital on unfavorable terms, sell assets, restructure obligations, or curtail operations.

We will likely require additional financing, which may be highly dilutive and may adversely affect our stock price.

We expect to seek additional capital through equity, equity-linked securities or debt financings. Such financings may be unavailable on acceptable terms, may be senior to existing equity, may include warrants or conversion features, and may result in substantial dilution to existing stockholders. Financing terms common for micro-cap issuers may include discounts to market price, variable pricing, resets or other features that can increase the number of shares issuable as the trading price declines and can exert downward pressure on our stock price.

Market conditions, including interest rates, investor risk appetite and micro-cap volatility, may increase the cost of capital and reduce financing alternatives. Investors in this offering may experience significant dilution, and we may be required to raise capital at prices materially below the offering price.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Company recognizes the importance of maintaining the confidentiality, integrity, and availability of its information systems and data. As a global digital media, sports, entertainment, gaming, and technology company, the Company utilizes information systems and third-party technology platforms to support its operations, including content distribution, customer engagement, digital marketing, payment processing, financial reporting, and other business functions.

The Company maintains processes designed to assess, identify, and manage cybersecurity risks. These processes include periodic evaluation of information technology systems, implementation of access controls, security monitoring, data backup procedures, vendor assessments, employee awareness initiatives, and incident response planning. The Company regularly evaluates cybersecurity risks as part of its broader enterprise risk management activities and considers cybersecurity threats in connection with operational, financial, legal, regulatory, and reputational risks.

The Company relies on various third-party service providers and technology vendors, including cloud hosting providers, software vendors, payment processors, communication platforms, and other service providers that may have access to Company systems or data. The Company considers cybersecurity risks associated with these third parties through contractual protections, vendor diligence, ongoing monitoring, and other risk management measures, although the Company cannot guarantee that such measures will prevent all cybersecurity incidents.

As part of its cybersecurity risk management framework, the Company monitors potential threats and vulnerabilities that could adversely affect its operations, financial condition, reputation, or strategic objectives. The Company periodically reviews and updates its cybersecurity controls and procedures in light of evolving threats, business requirements, and industry practices.

The Company has experienced routine cybersecurity events common to organizations operating in digital environments, including attempted phishing attacks, unauthorized access attempts, and other malicious activities. To date, the Company has not identified any cybersecurity incident that has materially affected, or is reasonably likely to materially affect, its business strategy, results of operations, or financial condition. However, cybersecurity threats continue to evolve in sophistication and frequency, and future incidents could have a material adverse effect on the Company’s business, operations, reputation, financial condition, or results of operations.

Cybersecurity Governance

The Board of Directors oversees the Company’s risk management processes, including risks related to cybersecurity and information security. The Board receives periodic updates from management regarding significant cybersecurity matters, cybersecurity risks, information technology initiatives, and related risk mitigation efforts. The Board considers cybersecurity risks as part of its overall oversight of enterprise risk management.

Management is responsible for assessing and managing the Company’s cybersecurity risks on a day-to-day basis. The Company’s cybersecurity risk management activities are led by senior management personnel responsible for information technology, compliance, finance, and operational functions. These individuals work together to identify, assess, manage, and respond to cybersecurity risks and incidents and to implement appropriate security measures throughout the organization.

Management monitors cybersecurity developments, evaluates emerging threats, coordinates with external service providers and advisors when appropriate, and escalates significant cybersecurity matters to executive leadership and the Board of Directors as necessary. The Company may engage third-party consultants, technology vendors, legal counsel, cybersecurity specialists, and other advisors to assist in evaluating cybersecurity risks, responding to incidents, and enhancing cybersecurity controls.

As the Company continues to expand its digital operations, including through acquisitions, strategic partnerships, media platforms, and technology-enabled products, management expects to continue enhancing its cybersecurity governance, risk management processes, and information security controls to address evolving business needs and cybersecurity threats.

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

J. Streicher

On July 29, 2022, the Company filed its original Verified Complaint for Breach of Contract and Specific Performance (the “Streicher Complaint”) against J. Streicher Financial, LLC (“Streicher”) in the Court of Chancery of the State of Delaware (the “Chancery Court”), styled AutoLotto, Inc. dba Lottery.com v. J. Streicher Financial, LLC (Case No. 2022-0661-MTZ). In the Streicher Complaint, the Company alleged that Streicher breached the contract entered into by the parties on March 9, 2022, and demanded that Streicher return $16,500,000 it owes to the Company. On September 26, 2022, the Chancery Court entered an order in favor of the Company, Granting with Modifications Company’s Motion for Partial Summary Judgment in the amount of $16,500,000 (the “Streicher Judgment”). On October 27, 2022, the Chancery Court further awarded the Company $397,037 in attorney’s fees (the “Fee Order”). On November 15, 2022, the Company initiated efforts against Streicher to seek collections on the Judgment. On December 8, 2022, the Company’s prior attorney Skadden, Arps, Slate, Meagher & Flom, LLP (“Skadden”) filed its Combined Motion to Withdraw as Counsel and For a Charging Lien in amount of $3,024,201 for legal fees unpaid by Company (“Skadden’s Motion”). On December 30, 2022, the Company filed its response to Skadden’s Motion, alleging that the Chancery Court should deny Skadden’s Motion for a Charging Lien as a matter of law or, in the alternative, limit the charging lien to the amount of the attorneys’ fees awarded by the Fee Order. As of the date of this Report, the Chancery Court has not set Skadden’s Motion for an oral hearing, nor has it entered an order on the motion. On January 20, 2023, faced with post-judgment discovery and depositions, Streicher remitted a partial payment towards the Judgment in the amount of $75,000. On February 13, 2023, Streicher made another payment towards the Judgment in the amount of $50,000 and had agreed to make another payment in the amount of $75,000 on February 28, 2023, which it failed to make. The Company intends to fully collect on the Judgment and shall pursue all legal and equitable means to enforce the Judgment against Streicher until the Judgment is fully satisfied.

Preston Million Class Action

On August 19, 2022, Preston Million filed a Class Action Complaint (the “Class Action Complaint”) against the Company and certain former officers and directors of the Company in the United States District Court for Southern District of New York (the “SDNY”), styled Preston Million, Individually and on Behalf of All Others Similarly Situated vs. Lottery.com, Inc. f/k/a Trident Acquisitions Corp., Anthony DiMatteo, Matthew Clemenson and Ryan Dickinson (Case No. 1:22-cv-07111-JLR). The Class Action Complaint alleged violations by all defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) 15 U.S.C. §§ 78j(b), 78t(a), as amended by the Private Securities Litigation Reform Act of 1995 (“PSLRA”), U.S.C. § 78u-4 et seq. (collectively “Federal Securities Laws”). On November 18, 2022, the SDNY ordered the appointment of RTD Bros, LLC, Todd Benn, Tom Benn and Tomasz Rzedian (collectively “Lottery Investor Group”) as lead plaintiff and Glancy Prongay & Murray, LLP as lead counsel for plaintiffs and for the class in the case. On December 5, 2022, the Court stipulated a Scheduling Order in the case. On January 12, 2023, the Company’s legal counsel timely filed its Notice of Appearance. On January 31, 2023, plaintiffs filed their Amended Complaint adding Kathryn Lever, Marat Rosenberg, Vadim Komissarov, Thomas Gallagher, Gennadii Butkevych, Ilya Ponomarev as additional defendants in the case. The Amended Complaint alleges, among other things, that defendants made materially false and misleading statements in violation of Section 10(b), 14(a) and 20(a) of the Exchange Act and plaintiffs seek compensatory damages, reasonable costs and expenses including counsel fees and expert fees. Pursuant to the Scheduling Order, the Company filed its motion to dismiss the Amended Complaint on April 3, 2023, under the newly consolidated caption and its proposed order to dismiss the matter. Plaintiffs were expected to file their opposition to the motion to dismiss no later than May 18, 2023, which would trigger the Company’s deadline to file its reply brief in support of their motion to dismiss no later than June 20, 2023. On February 6, 2024, the SDNY granted the Company’s Motion to Dismiss. On June 12, 2024, plaintiffs amended their complaint (the “Third Amended Complaint”). On July 12, 2024, the Company filed its motion to dismiss the Third Amended Complaint (the “MTD Third Amended Complaint”). On August 8, 2024, the plaintiffs filed their response in opposition to the MTD Third Amended Complaint. The Company filed its reply on August 22, 2024, to plaintiffs’ response in opposition to the MTD Third Amended Complaint. On February 25, 2025, the Court granted in part and denied in part the MTD Third Amended Complaint (the “Order). As set forth in the Order, the Class Plaintiffs’ Section 10(b) claim shall proceed against Defendant Dickinson and the Company based on post−merger representations regarding Lottery’s financial performance and financial reporting. Class Plaintiffs’ and Hoffman’s Section 20(a) claim premised on Section 10(b) shall likewise proceed against Defendant Dickinson. Class Plaintiffs’ Section 14(a) claim shall proceed against the Company and Defendants DiMatteo, Clemenson and Dickinson with respect to certain legal and regulatory compliance statements in the Proxy. The remainder of Plaintiffs claims were dismissed, including all claims against Komissarov. The Court also ordered that Plaintiffs shall have leave to amend within twenty−one (21) days of this opinion and order. On March 13, 2025, the Court granted Plaintiff Hoffman’s motion for leave for additional time to amend his complaint. Accordingly, Hoffman’s Third Amended Complaint shall be due April 24, 2025. Defendants’ motions to dismiss shall be due June 30, 2025; Plaintiff Hoffman’s opposition brief will be due August 14, 2025; and Defendants’ reply briefs shall be due September 17, 2025. On or about September 5, 2025, the Government filed a motion to intervene and requested the court to stay the action in its entirety. On or about September 5, 2025, the Court granted the Government’s motion to intervene and its motion to stay the case. The matter remains stayed in accordance with the Court’s September 5, 2025 order.

TinBu Complaint

On March 13, 2023, John Brier, Bin Tu and JBBT, LLC (collectively, the “TinBu Plaintiffs”) filed its original complaint against Lottery.com, Inc. f/k/a AutoLotto, Inc. and its wholly owned subsidiary TinBu, LLC (“TinBu”) in the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida (the “TinBu Complaint”). The Complaint alleges breach of contract(s) and misrepresentation with alleged damages in excess of $4.6 million. The parties agreed to extend the Company’s and its subsidiary’s deadline to respond until May 1, 2023. On May 2, 2023, the Company and its subsidiary retained local counsel who filed a Notice of Appearance on behalf of the Company and TinBu and filed a Motion for Enlargement requesting the Court to extend its deadline to file its initial response to the Complaint by an additional 30 days (the “Motion for Enlargement”). As of the date of this Report, the Motion for Enlargement has not been set for a hearing. On May 5, 2023, Plaintiffs filed their Motion for Court Default (“Plaintiffs’ Motion for Default”), despite Company’s Motion for Enlargement. As of the date of this Amended Report, the Motion for Enlargement has not been set for a hearing. The Company intends to oppose Plaintiffs’ Motion for Default. On May 9, 2023, Plaintiffs served Plaintiffs’ First Request for Admissions (the “RFA”) to the Company. On October 13, 2023, the Court granted the Defendants’ Motion to Stay Litigation and Discovery pending a ruling on its Motion to Compel Arbitration. On November 16, 2023, the Court granted Defendants’ Motion to Compel Arbitration in Texas. The parties await a signed written order from the Court to that effect. The TinBu Plaintiffs appealed the Court’s Order to Compel Arbitration in Texas, however the Compel Arbitration in Texas still stands.

On July 19, 2024, the Company received notice that the Tinbu Plaintiff’s requested a voluntary dismissal of their claims. The Tinbu Complaint has been voluntarily dismissed without prejudice by the District Court of Appeal of the State of Florida Second District and the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, indicating that no further action will be pursued by the plaintiffs in Florida State Court at this time. The District Court of Appeals also denied the Tinbu Plaintiff’s motion for attorney’s fees and costs.

In accordance with the Court’s Order to Compel Arbitration in Texas, Plaintiff filed its Demand for Arbitration on February 23, 2026 (Case 01-26-0000-9122) and the matter currently sits for arbitration with the American Arbitration Association (AAA) in Dallas, Texas. On May 28, 2026, the AAA confirmed the appointment of the 3 arbitrators (the “Arbitrators” or the “Panel”) and a chair of the Panel (the “Chair”) was designated. A preliminary hearing was held on June 25, 2026, before Arbitrators and the Chair ordered a Final Hearing in this matter to commence before the Arbitrators in Dallas, Texas on February 16, 2027.

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

On January 28, 2026, the Court entered an order dismissing Defendants counterclaims and adopted the “thorough and well-reasoned” report and recommendation by the Magistrate (the “Order”). Pursuant to the Order, the Report and Recommendation was adopted and made a part of the Order for all purposes, Plaintiffs’ Renewed Motion to Dismiss for Lack of Subject Matter Jurisdiction was granted in part, and the case was dismissed without prejudice for lack of subject matter jurisdiction. The Court Clerk as directed by the Court to terminate any pending deadlines an close the file.

Woodford Eurasia Assets, Limited

Woodford Eurasia Assets Limited filed a complaint in the High Court of Justice in London Chancery Division. On October 16, 2023, The High Court of Justice in London Chancery Division (“the Court”) dismissed an application for injunctive relief initiated by Woodford against the Company. (Case: FL-2023-000023. Woodford Eurasia Assets Limited v Lottery.com Inc.) The Court characterized Woodford’s application as “fundamentally misconceived” and ordered Woodford to pay the Company’s legal costs. Woodford subsequently, on the Judges’ recommendation, withdrew the proceedings.

Woodford filed an additional action in the United States District Court for the District of Delaware on November 16, 2023, in Case No. 23-1317-GBW seeking a temporary restraining order, preliminary injunction and expedited discovery against Lottery.com and its directors. The Court entered an order the next day denying the relief sought by Woodford. On February 14, 2024, Woodford filed a Notice of Voluntary Dismissal Without Prejudice, which stated that Woodford provides notice of dismissal of all claims without prejudice against Defendants Lottery.com and its directors.

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

On March 9, 2026, Woodford filed a Letter of Claim and Request for Arbitration against the Company with the London Court of International Arbitration (“LCIA”) (LCIA Arbitration No. 266904). The Company filed its response to the Letter of Claim on May 3, 2026.

McTurk

On June 10, 2024, the Company and Matthew McGahan (“McGahan”) (Company and McGahan collectively, “Defendants”) filed their Notice of Removal and No Answer Motion to Dismiss a state court complaint filed by Sharon A. McTurk (“McTurk”), Rutherford Enterprises, LLC (“Rutherford”), SJB Solutions, LLC (“SJB”) and Astra Supply Chain, LLC (“Astra”), McTurk, Rutherford, SJB and Astra (collectively, “Plaintiffs” or “Appellant”)) alleging fraudulent and negligent misrepresentation, aiding and abetting, and conspiracy by Defendants. On July 2, 2024, McGahan filed his Motion to Dismiss for Lack of Personal Jurisdiction and Defendants filed their Motion to Dismiss for Failure to State a Claim and Supporting Memorandum of Law (“Motions to Dismiss”). On July 19, 2024, Plaintiffs filed their response to the Motions to Dismiss. Defendants filed their reply on August 29, 2024, to Plaintiffs response to Defendants’ Motions to Dismiss. On February 25, 2025, the Court entered an Order granting Defendants’ Motion to Dismiss for Failure to State a Claim (the “Order”). Accordingly, Plaintiffs’ complaint was dismissed with prejudice. All pending deadlines and hearings were terminated, and any other pending motions were denied as moot. Plaintiffs filed a notice of appeal as to the Order and subsequently filed Appellants’ Brief. On June 16, 2025, Appellee’s filed their Answer Brief in the United States Court of Appeals for the 11th Circuit (“Court of Appeals”) and filed and served the Supplemental Appendix to Appellees’ Answer Brief. On February 27, 2026, the Court of Appeals directed the Clerk’s Office to place this appeal on the next oral argument calendar with a vacancy. Accordingly, the oral argument before the Court of Appeals is set for July 27, 2026.

Honey Tree Trading

On September 4, 2024, Honey Tree Trading, LLC (“Honey Tree” or “Plaintiff”) filed a verified original complaint (the “Complaint”) against Lottery.com (“Lottery.com” or the “Company”) and directors Matthew Howard McGahan (“McGahan”), Christopher Gooding (“Gooding”), Paul Jordan (“Jordan”), Tamer Hassan (“Hassan”) and Warren Macal (“Macal” together with McGahan, Gooding, Jordan and Hassan, the “Individual Defendants” and, collectively Lottery.com, the “Defendants”) in Delaware Chancery Court alleging, amongst other things, breach of contract by the Company with respect to certain notes and warrants and breach of fiduciary duties by the Individual Defendants. (CA. No. 2024-0921-NAC: styled Honey Tree Trading, LLC v. Lottery.com Inc., et al.). On October 10, 2024, Honey Tree amended its Complaint by filing an amended verified complaint (the “Amended Complaint”) and a motion to expedite proceedings (the “Motion”). On November 6, 2024, at a hearing on Plaintiff’s Motion (the “Hearing”) and on the issue of breach of fiduciary duties against the Individual Defendants, Honey Tree’s counsel informed the Court that, “[t]here is no question that Honey Tree is presently a shareholder and was a shareholder at the time it presented its pleading.” On November 12, 2024, Plaintiff’s counsel informed the Court that “Honey Tree did own shares prior to the filing of the Amended Complaint but sold them prior to that filing; and (ii) Honey Tree did not subsequently purchase shares of Lottery.com until November 7, 2024, the day after the [H]earing,” (Plaintiff’s Admission”). Following Plaintiff’s Admission on November 13, 2024, Plaintiff dismissed without prejudice its claims against Hassan and Macal (the “Dismissal”). The Court ordered the Dismissal on November 15, 2024. On December 13, 2024, Plaintiff filed amended its Amended Complaint by filing a second amended verified complaint (the “Second Amended Complaint”) and a renewed motion to expedite proceedings (the “Second Motion to Expedite”) against the Company and remaining Individual Defendants. In accordance with a briefing stipulation entered by the Court on December 11, 2024, defendants shall answer the Second Amended Complaint and file its opposition to the Second Motion to Expedite by January 13, 2025. On January 13, 2025, the Company and Individual Defendants timely filed their Answer to the Second Amended Complaint, an Opposition to Motion to Expedite and a Partial Motion to Dismiss. On March 6, 2025, Plaintiff notified the Court that it withdraws its Motion to Expedite. On April 25, 2025, Plaintiff filed its Motion to Dismiss Count IV of the Second Amended Complaint as Moot. The motion was granted and Count IV of the Second Amended Complaint was dismissed by the Court. On April 14, 2026, the Court denied Plaintiff’s Proposed Order Governing Case Schedule.

Manna World Ministries

On September 8, 2023, Manna World Ministries and Summit Church (collectively, the “Plaintiffs”) filed a civil lawsuit in the San Diego Superior Court, North County Division, under case number 37-2023-00039279-CU-CO-NC. The action was brought against Ryan Dickinson, Matthew Clemenson, Lawrence Dimatteo, Incircl, Inc., Paul King, LAD Holdings Group, LLC, MC Holdings Group, LLC, RD Holdings, LLC, and Jeff Sparrow (collectively, the “Defendants”). The Plaintiffs allege that the Defendants defaulted on a personal loan totaling $2,700,000, which was purportedly secured by their personal shares of stock in Lottery.com Inc. (the “Company”). On April 4, 2024, the Plaintiffs filed an amended complaint naming the Company as an additional defendant. The Company subsequently filed an answer and asserted affirmative defenses on December 6, 2024, denying all allegations of wrongdoing. The Company has stated its intent to vigorously contest the claims and to pursue all legal remedies available. The matter is currently set for trial on September 28, 2026.

Dawn Nettles

On February 14, 2025, Dawn Nettles, et. al (“Nettles” or “Plaintiff”) filed a verified original class action (the “Complaint”) against Lottery.com (“Lottery.com” or the “Company”), Rook TX LP, Gary N. Grief, IGT Solutions Corporation (“IGT”) (collectively the “Defendants”) in the District Court of Harris County, 333rd Judicial District (the “Court”) alleging that the Defendants engaged in systematic fraud, misappropriated lottery funds, illegally sold tickets across state lines, and manipulated the outcome of lottery games, including, but not limited to the April 22, 2023 Lotto Texas drawing. On March 25, 2025, the judge issued a ruling that the claims against IGT be dismissed without prejudice. Nettles filed a notice on May 30, 2025, that she is “taking a Nonsuit Without Prejudice Against All Parties Effective Immediately.” The Notice, under Texas Rule of Civil Procedure 162, terminated the case effective immediately.

Jerry R. Reed

On April 8, 2025, Jerry R. Reed (“Reed” or the “Plaintiff”) commenced an action against ALTX Management, LLC; AutoLotto, Inc.; Matthew Clemensen; Colossus Bets Limited; Ryan Dickinson; Lawrence Anthony Dimatteo III; Lottery Now Inc.; Lottery.com, Inc. (“Lottery.com” or the “Company”); Bernard Marantelli; Qawi and Quddus, Inc.; Zeljeko Ranogajec; Rook GP, LLC; Rook TX LP; and White Swan Data Limited (collectively, the “Defendants”). The action was filed under Case No. 25-BC03A-0007, styled Jerry B. Reed v. Rook TX LP, Rook GP LLC, Colossus Bets Limited, Lottery.com, Inc., AutoLotto, Inc., Lottery Now, Inc., ALTX Management, LLC, Qawi and Quddus, Inc. d/b/a Luck Zone, Lawrence Anthony “Tony” Dimatteo III, Matthew Clemensen, Ryan Dickinson, Zeljeko Ranogajec a/k/a John Wilson, White Swan Data Limited, and Bernard Marantelli, in the Business Court of Texas, Third Division.

The matter was subsequently removed to the 353rd Judicial District Court of Travis County, Texas and assigned Case No. D-1-GN-25-002446. Plaintiff seeks to recover funds that he contends were wrongfully excluded from the Lotto Texas jackpot he purportedly won on May 17, 2023. The Company maintains that it is yet to be properly served in the case and has not formally appeared in the matter. In the event it is properly served or an appearance is required, the Company intends to vigorously contest the claims and to pursue all legal remedies available, including defenses and counterclaims.

SEC Compliant

On January 22, 2026, the U.S. Securities and Exchange Commission (the “SEC”) filed a civil complaint in the United States District Court for the Southern District of New York naming certain former senior executive officers of the Company, the Company and the former CEO of the SPAC Trident Acquisitions Corp as defendants (the “Complaint”). The Complaint asserts claims under various provisions of the federal securities laws and seeks injunctive relief, disgorgement, civil monetary penalties, and other equitable remedies. The Complaint relates to alleged conduct occurring primarily between 2020 and mid-2022, including periods prior to and shortly following the Company’s merger with Trident Acquisition Corp. The individuals identified in the Complaint, who previously served as executive officers, are no longer employed by the Company and have no ongoing association or involvement with the Company in any capacity. Since mid-2022, the Company has undergone substantial changes in management, governance, and internal controls. The Company’s current management team was not involved in the conduct alleged in the Complaint. The Company has fully cooperated with the SEC’s investigation and intends to continue full cooperation with the SEC in connection with this matter. While the Company maintains the Complaint lacks merit against the Company and will defend against the lawsuit if necessary, the Company has entered into non-binding discussions with the SEC regarding a potential settlement. There can be no assurance that a final agreement will be reached, but the matter appears to be very close to being resolved without any material liability to the Company. On June 16, 2026, the Court ordered a 30-day stay of the proceedings for the SEC and the Company to make meaningful progress towards settlement and report back to the Court.

Virtu Financial Capital Markets LLC, Virtu Americas LLC, GTS Securities, LLC and G1 Execution Services, LLC

On February 10, 2026, Sports Entertainment Gaming Global Corporation filed a lawsuit in the District Court of Tarrant County, Texas against Virtu Financial Capital Markets LLC, Virtu Americas LLC, GTS Securities, LLC and G1 Execution Services, LLC (Cause No: 236-374531-26). The complaint alleges that the defendants engaged in unlawful securities trading practices, including alleged market manipulation, spoofing, naked short selling and other trading activities that artificially depressed the market price of the Company’s common stock. The Company asserts claims under the Texas Securities Act and certain provisions of the Securities Exchange Act of 1934 and seeks monetary damages, attorneys’ fees, costs, interest and other relief deemed appropriate by the court. The complaint states that the amount in controversy does not exceed $178.75 million.

Alumni Capital LP

On June 18, 2026, Alumni Capital LP sent the Company an Event of Default Redemption Notice threatening to commence legal proceedings against the Company relating to an unsecured convertible promissory note issued pursuant to a Securities Purchase Agreement dated March 16, 2026. Alumni alleges that the Company defaulted under certain provisions of the transaction documents and seeks, among other relief, redemption of the note, liquidated damages, interest, attorneys’ fees, and other remedies provided under the applicable agreements.

White Diamond Research LLC

On June 26, 2026, the Company filed a lawsuit in the District Court of Tarrant County, Texas against Defendants White Diamond Research LLC and Adam Gefvert (Cause No.: 352-379280-26). The complaint asserts claims arising from statements and publications made by the defendants concerning the Company, including a claim for business disparagement. The Company alleges that the defendants published false and misleading statements regarding the Company’s business and operations and seeks monetary damages, injunctive and other equitable relief, attorneys’ fees where recoverable, costs, and such other relief as the court deems appropriate.

USA Today

On July 6, 2026, the Company filed a lawsuit in the District Court of Tarrant County, Texas against Defendant USA Today Co., Inc. (formerly Gannett Co., Inc. and Gatehouse Media, LLC), arising from an advertising agreement entered into in December 2016 (the “Advertising Agreement”) (Cause No.: 048-379558-26). Under the Advertising Agreement, the Company acquired contractual rights to receive approximately $18.0 million of advertising inventory and related services from defendants. The Company alleges that, despite repeated requests beginning in 2024 to utilize the remaining advertising inventory available under the Advertising Agreement, defendant has refused to acknowledge approximately $16.4 million of advertising media credits or honor the Company’s contractual rights.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and warrants trade on The Nasdaq Global Market under the symbols “SEGG” and “LTRYW,” respectively. Our failure to remain in full compliance with these requirements may result in our securities being delisted from Nasdaq.

On October 16, 2025, the Company achieved a material regulatory milestone by regaining full compliance with the listing requirements of Nasdaq Stock Market LLC. Specifically, on October 16, 2025, Nasdaq confirmed the resolution of a previously disclosed shareholder-approval deficiency under Listing Rule 5635(c) linked to equity grants made in 2023 and early 2024, and the matter is now formally closed.

Being removed from Nasdaq’s non-compliant list provides the Company greater operational and financial flexibility to pursue its growth agenda across sports, entertainment and gaming verticals (including its core brands Sports.com, Concerts.com and Lottery.com).

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

Legacy Matters

Business Combination

On October 29, 2021, we, as AutoLotto, Inc. (“AutoLotto”), consummated the Business Combination with Trident Acquisitions Corp. (“TDAC” and after the Business Combination described herein, the “Company”), pursuant to the terms of that certain Business Combination Agreement, dated as of February 21, 2021 (the “Business Combination Agreement”), by and among TDAC, Trident Merger Sub II Corp., a wholly-owned subsidiary of TDAC (“Merger Sub”) and AutoLotto. Pursuant to the terms of the Business Combination Agreement, Merger Sub merged with and into AutoLotto with AutoLotto surviving the merger as a wholly owned subsidiary of TDAC, which was renamed “Lottery.com Inc.” The aggregate value of the consideration paid by TDAC to the holders of AutoLotto common stock in the Business Combination (excluding shares that might have been issued to former AutoLotto stockholders (the “Sellers”) as earnout consideration) was approximately $440 million, consisting of approximately 2,000,000 shares of common stock valued at $220.00 per share. In addition, each Seller was eligible to receive its pro rata portion of 150,000 Seller Earnout Shares and each Founder Holder was eligible to receive one-third of 100,000 Founder Holders Earnout Shares, subject to adjustments in the normal course of business. Conditions for earning the Seller Earnout Shares and Founder Holders Earnout Shares were not met within the designated deadline and all potential earnout shares were forfeited.

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

Current Matters

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

Amounts borrowed pursuant to the Woodford Loan Agreement are convertible, at Woodford’s option, into shares of the Company’s common stock, beginning 60 days after the first loan date at the rate of 80% of the lowest publicly available price per share of common stock within 10 business days of the date of the Loan Agreement (which is currently equal to $56.00 per share), subject to a 4.99% beneficial ownership limitation and a separate limitation preventing Woodford from holding more than 19.99% of the issued and outstanding common stock of the Company, without the Company obtaining shareholder approval for such issuance.

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

Proceeds of the loans can only be used to restart the Company’s operations and for general corporate purposes agreed to by Woodford.

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

The Company also agreed to grant warrants to purchase shares of common stock to Woodford (the “Woodford Warrants”) in an amount equal to 15% of the Company’s then issued and outstanding shares of common stock. Each Woodford Warrant has an exercise price equal to the average of the closing price of the Company’s common stock for each of the ten days prior to the first amount being debited from the bank account of Woodford, which equates to a current exercise price of $56.00 per share. In the event the Company fails to repay the amounts borrowed when due or Woodford fails to convert the amount owed into shares, the exercise price of the warrants may be offset by amounts owed to Woodford, and in such case, the exercise price of the warrants will be subject to a further 25% discount.

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

Reverse Stock Split

On August 28, 2025, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to amend the Company’s Third Amended and Restated Certificate of Incorporation to effect, effective as of 5:30 p.m. Eastern Time on August 28, 2025, a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share (“Common Stock”). At the effective time of the Reverse Stock Split, every ten(10) shares of Common Stock either issued and outstanding or held as treasury stock was automatically reclassified into one new share of Common Stock. The total number of shares of Common Stock authorized for issuance did not change as a result of the Reverse Stock Split. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2024 annual meeting of its stockholders held virtually on February 20, 2025 (the “Annual Meeting”) and approved by the board of directors of the Company (the “Board”) on August 13, 2025.

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

An adjustment was made to the Company’s warrants based on the 1-for-10 split ratio. The adjustment was made automatically. The number of shares of common stock issued subject to stock options, warrants, or convertible securities was automatically decreased by the split ratio and the exercise price or conversion ratio will automatically be proportionately increased by the same split ratio.

The effects of the Reverse Stock Split were reflected in the Quarterly Report on Form 10-Q for the period ended September 30, 2025 and in all subsequent reports for all periods presented.

Current Operations

Despite the 2022 Operational Cessation, the Company’s subsidiaries have continued to operate under the direction of the leadership teams that were in place prior to the Company’s acquisition of such companies. While the operational activities of these subsidiaries vary, from the 2022 Operational Cessation through the date of this Report, each of Aganar and JuegaLotto have decreased their expenses and has had their revenues remain consistent or decrease slightly from pre-Operational Cessation levels. TinBu has decreased its expenses and had their revenues remain consistent for a period of time but revenues continue to decrease from pre-Operational Cessation levels.

Data Services

In 2018, we acquired TinBu, LLC (“TinBu”), a digital publisher and provider of lottery data results, jackpots, and other related data, as a wholly owned subsidiary. Through TinBu, our Data Service delivers daily results of over 800 domestic and international lottery games from more than 40 countries, including the U.S., Canada, and the United Kingdom, to over 400 digital publishers and media organizations. See “Item 1A. Risk Factors – We are party to pending litigation and investigations in various jurisdictions and with various plaintiffs and we may be subject to future litigation or investigations in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business, financial condition, and results of operations” for more information about our relationship with Tinbu.

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

In February 2025, the Company entered into a multi-year global partnership with Soccerex, the world’s leading soccer business event organizer. The Agreement makes Sports.com the title sponsor for six global events including Soccerex 2025 for MENA, Europe and USA which were held in Cairo, Amsterdam and Miami, respectively. In April 2026, the Company renewed the sponsorship for an additional two years and participated in the 30th anniversary celebration of Soccerex which was held in Amsterdam in May 2026.

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

On June 17, 2025, the Company appointed Tamer Hassan as president of Sports.com Studios, Ltd. In this role, Hassan will lead the division’s creative and strategic efforts to develop, produce and distribute compelling sports-focused films, docuseries, and premium digital content. This new arm of the business will serve as the cornerstone of Sports.com’s global expansion into entertainment media and immersive storytelling.

On June 24, 2025, the Company appointed Tim Scoffham CEO of Sports.com Media Group, Ltd. In this role, Scoffham will oversee the strategic integration and international expansion of Sports.com Media, a premium digital sports content and engagement platform. His leadership will focus on aligning commercial, media, and technology platforms, bolstering regulatory partnerships, and unlocking scalable, revenue-generating opportunities in high-growth markets.

On July 17, 2025, the Company entered into its first official football league partnership in the Indian subcontinent through a five-year commercial agreement with the Super League Kerala (“SLK”), valued at more than $11.6 million based on estimated advertising and sponsorship revenue. The agreement establishes SEGG Media and Sports.com as the exclusive global commercial and broadcast partner for SLK, encompassing: exclusive international streaming rights across all territories; integrated gaming and fan engagement products; global sponsorship and brand activation rights; and distribution focus across the Indian subcontinent and MENA, especially targeting the vast Keralite diaspora in the Middle East, North America, and Europe.

Sports.com Studios Ltd, entered into a revenue-driven co-production partnership with GOATS Entertainment (Greatest Of All Time) on August 7, 2025. This alliance will transform the legacies of the world’s greatest athletes into cash-generative content assets, combining premium docuseries, exclusive merchandise, global fan activations, and immersive storytelling. The collaboration is designed to drive high-margin revenue streams across OTT, e-commerce, experiential and licensing platforms.

On Sept. 10, 2025, Sports.com Studios entered into a strategic global distribution partnership with the Døds Diving League (“DDL”), the official global platform for the world’s fastest-growing extreme sport. The partnership will be managed by Sports.com Studios Ltd, the newly launched sports content subsidiary of SEGG Media. The partnership will bring the thrill of Døds to millions of fans worldwide. Under the agreement, Sports.com Studios became a global distribution partner for DDL events, ensuring competitions and original content will be delivered through Sports.com platforms.

During 2025, Sports.com content surpassed 102 million views across all platforms. The growth was driven by surging interest in the Kerala Super League, and the Company’s accelerating global social-media presence.

Nook Holdings, LTD

On June 10, 2025, the company entered into an Amended Stock Purchase Agreement with the shareholders of Nook Holdings Limited (“Nook”), a private limited company incorporated and registered in the Abu Dhabi Global Market, Abu Dhabi, United Arab Emirates (“UAE”). The total purchase price for the acquisition of 90% of Nook is approximately $2.46 million. The Company has paid $1,470,000 towards the acquisition and anticipates the transaction closing at a time when the current unrest in the Middle East surrounding the US war with Iran has subsided. Nook is known for its innovative approach to co-working in Dubai and has procured 200 licenses for individuals and companies in the sports, health and wellness sector seeking access to Dubai and the broader Middle Eastern market. With its exclusive partnership with the Dubai Multi-Commodities Centre Free Zone (DMCC), Nook offers a wide range of services, including business setup support, insurance, VAT registration, and networking opportunities for like-minded sports entrepreneurs. As part of the acquisition, Nook will be rebranded under the Sports.com umbrella.

Notes to Company Operations

As of the date of this filing, the current estimated cash balance of the Company and its subsidiaries is approximately $111,961. The Company believes that this cash on hand, along with future borrowings, will be sufficient for the Company to meet it current operational obligations.

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

Even when the Company has full operations in its sports, entertainment, and gaming verticals, there can be no assurance that the Company will be able to remain in compliance with the applicable Nasdaq Listing Rules. If the Company’s securities are delisted from Nasdaq, it could be more difficult to buy or sell the Company’s common stock and warrants or to obtain accurate quotations, and the price of the Company’s common stock and warrants could suffer a material decline. Delisting could also impair the Company’s ability to raise additional capital needed to fund its operations or trigger defaults and penalties under outstanding agreements or securities of the Company.

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

Item 6 Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Impact of Legacy Matters on Current Operations

Legacy Matters have had, and continue to have, a material impact on the Company’s current operations, financial condition, and strategic execution. While the Company has transitioned from stabilization toward execution of its strategic growth phase, the effects of prior operational disruption, control deficiencies, and capital constraints remain relevant to an understanding of current performance.

Operational Restart and Execution Focus

Following the cessation of certain legacy operations in 2022, the Company has been engaged in a phased operational restart. Current operations reflect a transition from a legacy model primarily dependent on lottery-based revenue toward a more diversified platform across sports, entertainment, and gaming.

As a result, period-over-period comparisons may not be indicative of underlying performance trends, as prior periods reflect a fundamentally different operating structure. Current operating results are more closely aligned with early-stage platform development, integration of newly acquired or partnered assets, and the reestablishment of commercial activities.

Revenue Profile and Business Mix

The Company’s historical concentration in lottery-related revenue has been replaced by a broader, but still developing, revenue base. While this transition is expected to improve long-term scalability and diversification, it has resulted in near-term variability in revenue and limited comparability to historical results.

Revenue generation in the current period is increasingly tied to digital media, content platforms, and strategic acquisitions, including the Company’s investment in Veloce, which expands the Company’s reach into global digital motorsports and gaming audiences. These platforms introduce different revenue recognition patterns, margin profiles, and monetization timelines compared to the Company’s legacy operations.

Cost Structure and Investment Requirements

The Company’s cost structure has been significantly impacted by its transition. Current operating expenses reflect:

●	Ongoing investments in stabilizing and growing operational capabilities;
●	Costs associated with integration of acquisitions and strategic initiatives, including Veloce-related activities;
●	Professional fees related to legal, accounting, and compliance matters stemming from Legacy Matters; and
●	Continued investment in infrastructure necessary to support scalable operating platforms.

These costs are expected to remain elevated in the near term as the Company continues to execute its transformation strategy as part of the strategic growth phase.

Liquidity and Capital Allocation

Legacy Matters have materially affected the Company’s liquidity profile, necessitating a continued reliance on external financing to fund operations and strategic initiatives.

On March 16, 2026, the Company entered into a Securities Purchase Agreement pursuant to which it agreed to issue unsecured convertible promissory notes in an aggregate principal amount of up to approximately $11.8 million, to be funded in multiple tranches. The initial tranche was funded upon execution, with subsequent tranches subject to customary conditions.

This financing, along with other recent capital raises, have been critical in supporting the Company’s operational restart, funding strategic initiatives, and addressing obligations arising from Legacy Matters. However, such financings have resulted in, and may continue to result in, dilution to existing stockholders.

Management has implemented a disciplined capital allocation framework focused on deploying capital into revenue-generating opportunities and initiatives that are expected to support near- to medium-term financial performance. The Company’s ability to execute its strategy remains dependent on its ability to access additional capital on acceptable terms.

Internal Controls and Reporting Processes

The Company continues to operate under a remediation plan to address previously identified material weaknesses in internal control over financial reporting. While progress has been made, these matters continue to impact the Company’s financial reporting processes, including the timing and complexity of period-end close and reporting activities.

Management continues to invest in personnel, systems, and processes to strengthen the control environment and support scalable operations.

Strategic Execution and Integration Risk

The Company’s current strategy includes the acquisition and integration of complementary businesses and platforms. While these initiatives are expected to contribute to revenue growth and strategic positioning, they introduce execution risks, including integration complexity, alignment of operating models, and realization of anticipated synergies.

Legacy Matters have necessitated a more measured and disciplined approach to execution, with an emphasis on transactions that are expected to deliver tangible revenue contributions and align with the Company’s capital constraints.

Inflection Point and Transition to Execution

Management believes the Company has reached an inflection point in its transformation. Having addressed critical Legacy Matters, stabilized operations, and secured incremental capital, the Company is transitioning from a period defined by remediation and restructuring to one focused on execution and revenue generation as part of the strategic growth phase.

This inflection point is characterized by:

●	The reactivation of core operations following prior cessation;
●	The deployment of capital into strategic acquisitions and partnerships, including Veloce;
●	The establishment of a more diversified revenue model beyond lottery-based activities; and
●	The implementation of a more disciplined operating and capital allocation framework.

While risks remain, including liquidity constraints and execution risk associated with integrating new platforms, management believes the Company is better positioned to pursue scalable growth opportunities and improve operating performance.

Ongoing Impact and Path Forward

Notwithstanding the progress achieved, Legacy Matters continue to influence the Company’s current operations, including through elevated operating costs, a transitional revenue profile, and ongoing capital requirements.

Management remains focused on scaling revenue-generating operations, improving operating efficiency, strengthening the balance sheet, and continuing to enhance internal controls and compliance processes. The Company’s future performance will depend on its ability to successfully execute this strategy and convert its repositioned platform into sustainable revenue growth and long-term stockholder value.

Our Current Revenue

The Company currently derives its revenue from three areas of focus:

Data Services. Commercial acquirers of our Data Service pay a subscription for access to the Data Service and, for acquisition of certain large data sets, an additional per record fee. The Company additionally enters into multi-year contracts pursuant to which it sells proprietary, anonymized transaction data under multi-year agreements and in accordance with our Terms of Service in consideration of a fee.

Digital Media and Advertising Revenue generated from our digital media platforms is primarily driven by audience scale, engagement, and monetization through advertising, sponsorships, and content partnerships.

Gaming Platforms Our gaming and interactive revenue in 2025 was driven by our Mexican operations and includes iLottery products.

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

Key Trends and Factors Affecting Our Results

Our results of operations and financial condition are influenced by trends affecting our core business focuses—digital media, sports and esports, ticketing and live experiences, and gaming and interactive platforms—as well as broader strategic, regulatory, and capital market factors.

Digital Media and Advertising Revenue generated from our digital media platforms is primarily driven by audience scale, engagement, and monetization through advertising, sponsorships, and content partnerships. Key factors affecting this area include:

●	growth in global audience reach and monthly impressions across owned and partner platforms;
●	pricing dynamics in digital advertising markets, including CPM variability and demand from brand advertisers;
●	reliance on third-party distribution platforms and associated algorithm or policy changes; and
●	continued investment in content creation, talent, and technology infrastructure.

Revenue in this area may fluctuate based on seasonality in advertising spend, major sporting or entertainment events, and changes in platform monetization policies.

Sports and Esports Operations Our sports and esports business generates revenue through sponsorships, commercial partnerships, media rights, and team-related activities. Results in this segment are influenced by:

●	the performance and visibility of affiliated teams and leagues;
●	the ability to secure and renew commercial partnerships with global brands;
●	growth in esports viewership and engagement; and
●	expansion into new sports formats, leagues, and international markets.

This area may experience variability based on competitive performance, event timing, and the timing of sponsorship agreements.

Ticketing and Live Experiences Revenue from ticketing and live experiences will be driven by consumer demand for events, platform adoption, and strategic partnerships. Key factors include:

●	volume of ticket sales and transaction-based revenue;
●	relationships with venues, promoters, and rights holders;
●	seasonality tied to event calendars and major tours or sporting events; and
●	consumer discretionary spending trends and macroeconomic conditions.

Our results in this area may also be impacted by the timing of large-scale events and the pace of platform development and market adoption.

Gaming and Interactive Platforms Our gaming and interactive business focus includes or will include initiatives in predictive gaming, digital engagement, and related technologies. Performance in this area is influenced by:

●	regulatory frameworks governing gaming and event-based contracts across jurisdictions;
●	user acquisition, retention, and engagement levels;
●	product development timelines and platform scalability; and
●	strategic partnerships with technology providers and market operators.

This part of our business remains subject to evolving regulatory conditions and may require ongoing investment prior to achieving scale.

Acquisition and Integration Activity Across all of our business focus areas, our growth strategy includes the acquisition of complementary businesses and assets. Our results are affected by:

●	the timing of acquisition closings and associated transaction costs;
●	integration execution and realization of expected synergies;
●	the revenue and profitability profile of acquired businesses; and
●	the use of equity or other consideration, which may result in dilution.

As a result, period-over-period comparisons may be impacted by acquisition timing and integration progress.

Capital Resources and Funding Strategy Execution across our segments depends on available capital and disciplined allocation of resources. We prioritize investments that support near-term revenue generation or are supported by committed funding sources. Our results may be affected by:

●	access to capital and cost of financing;
●	working capital requirements; and
●	efforts to manage dilution while funding strategic initiatives.

Regulatory Environment and Compliance Our operations across media, gaming, and live experiences subject us to multiple regulatory regimes. Our results are influenced by:

●	compliance costs and reporting obligations as a Nasdaq-listed company;
●	licensing and regulatory requirements in gaming and international markets; and
●	ongoing remediation and governance enhancements related to legacy matters.

We have implemented strengthened internal controls, governance frameworks, and financial reporting processes, and needed to restate prior period financials, which may continue to impact comparability.

Reputational and Market Factors Our operating performance may be affected by investor confidence, analyst coverage, and broader market perception as we continue to execute our strategic transformation. We believe that improved governance, operational discipline, and a focus on revenue-generating activities position the Company for long-term growth; however, market perception may continue to evolve.

Industry Trends and Convergence We operate in markets characterized by increasing convergence across sports, media, entertainment, and gaming. Our results are influenced by:

●	shifts toward digital and interactive content consumption;
●	growth in esports and alternative sports formats;
●	integration of content, commerce, and community-driven platforms; and
●	evolving monetization models, including advertising, sponsorship, and direct-to-consumer revenue streams.

Our ability to capitalize on these trends depends on execution, strategic partnerships, and continued innovation across our platform.

Current Plan of Operations

Our plan of operations is focused on disciplined execution and revenue generation as we position the Company for sustainable growth. Following a period of restructuring and remediation of legacy issues, management has adopted a strategy centered on (i) completing and integrating targeted acquisitions, (ii) scaling revenue-generating business lines, (iii) strengthening operational infrastructure and controls, and (iv) allocating capital to initiatives with clear, near-term economic return.

We are prioritizing the completion and integration of previously announced acquisitions. The Company has already completed the acquisition of Veloce Esports Limited and anticipates finalization of the acquisitions of Nook Holdings Limited once current regional conflicts in the Middle East are resolved. These transactions are intended to expand our footprint across sports, gaming, and entertainment while adding scalable, revenue-generating assets. Our focus is on achieving operational integration, realizing synergies, and leveraging shared technology, media distribution, and commercial partnerships across these platforms.

Through our Sports.com, Concerts.com, and related digital properties, we are building a unified media ecosystem designed to drive audience engagement and monetization. We intend to expand content distribution, increase direct-to-consumer engagement, and develop diversified revenue streams, including advertising, sponsorships, content licensing, and transactional platforms. The addition of Veloce’s digital media network is expected to significantly enhance our global reach and audience scale.

Management is prioritizing initiatives that are either currently generating revenue or have a clear and near-term path to monetization. We have deprioritized or discontinued certain non-core or capital-intensive initiatives that do not meet our return thresholds. This disciplined approach is intended to improve operating efficiency and accelerate the path to profitability.

We are pursuing selective international expansion opportunities, beginning with targeted markets such as Mexico, where we believe there is strong demand for our sports, gaming, and entertainment offerings. Our strategy is to enter new markets through partnerships, acquisitions, or localized platforms that leverage our existing technology and media capabilities.

We are continuing to invest in strengthening our operational and financial infrastructure. This includes enhancing internal controls over financial reporting, improving financial close processes, and expanding our accounting and finance capabilities to support complex transactions and multi-entity operations. We are also implementing improved governance, oversight, and compliance frameworks to support our growth as a public company.

Our capital allocation strategy is focused on preserving liquidity while funding high-priority initiatives. We intend to utilize a combination of equity and debt financing, strategic partnerships, and structured transactions to fund our operations and acquisitions. We will continue to evaluate opportunities to strengthen our balance sheet and reduce dilution to existing shareholders.

We expect our primary uses of capital over the next 12 months to include:

●	Funding acquisition-related obligations and integration activities;
●	Supporting working capital needs and ongoing operations;
●	Investing in technology development and platform enhancements; and
●	Expanding sales, marketing, and commercial capabilities.

Over the next 12 months, our operating plan is centered on transitioning from a restructuring phase to a growth phase driven by execution. Key milestones include completing pending acquisition tranches, integrating acquired businesses, scaling revenue across our core platforms, and improving overall financial performance.

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

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and December 31, 2024, respectively.

	For the Year Ended December 31,
	2025	2024	$ Change	% Change

Revenue	$559,590	$958,645	$(399,055)	-42%
Cost of revenue	774,823	320,869	453,954	141%
Gross profit	$(215,233)	$637,776	$(853,009)	-134%

Operating expenses:
Personnel costs	$2,469,812	$4,761,186	$(2,291,374)	-48%
Professional fees	6,637,644	5,436,831	1,200,813	22%
General and administrative	4,306,273	3,688,547	617,726	17%
Depreciation and amortization	4,238,921	5,020,647	(781,726)	-16%
Total operating expenses	17,652,650	18,907,211	(1,254,561)	-7%
Loss from operations	$(17,867,883)	$(18,269,435)	$401,552	-2%

Other expenses
Interest expense	$217,905	$508,563	$(290,658)	-57%
Other expenses	1,248,967	968,903	280,064	29%
Other Income	(4,234,581)	(107,143)	4,127,438	3,852%
Reserve for loss of prepaid advertising credits	5,688,078	4,745,000	943,078	20%
Loss on impairment of intangibles & goodwill	-	4,298,002	(4,298,002)	-100%
Total other expenses, net	2,920,369	10,413,325	(7,492,956)	-72%

Net loss before income tax	$(20,788,252)	$(28,682,760)	7,894,508	-28%
Income tax expense (benefit)	16,815	26,315	(9,500)	-36%
Net loss	$(20,805,067)	$(28,709,075)	$7,904,008	-28%

Other comprehensive loss
Foreign currency translation adjustment, net	$280,490	$317,424	$(36,934)	-12%
Comprehensive loss	$(20,524,577)	$(28,391,651)	$7,867,074	-28%

Net income (loss) attributable to noncontrolling interest	$(220,969)	$(170,046)	$(50,923)	30%
Net loss attributable to Lottery.com, Inc.	$(20,303,608)	$(28,221,605)	$7,917,997	-28%

Revenues

Revenue. Revenue for the year ended December 31, 2025 was $560,000, a decrease of $399,000, or (42)%, compared to revenue of $959,000 thousand for the year ended December 31, 2024. The decrease is the result of decreases both in Tinbu ($287,000) and Global Gaming ($175,000) partially offset by an increase of $63,000 for Sports.com Media which is included for twelve months in 2025 but only four months 4 in 2024 because it was acquired on September 1, 2024.

Cost of Revenue. Cost of revenue includes product costs, commission expense to affiliates and commercial partners, and merchant processing fees. Cost of revenue for the year ended December 31, 2025 was $775,000 thousand, an increase of $454,000 thousand, or 141%, compared to cost of revenue of $321,000 thousand for the year ended December 31, 2024. The increase in COGS was due to a $315,000 thousand increase at Sports.com Media and a $127,000 increase at AutoLotto.

Gross Profit (Loss). Gross loss for the year ended December 31, 2025 was ($215,000), compared to a gross profit of $638,000 for the year ended December 31, 2024, a decrease of $853,000, or (134%). Decreases in revenue for Tinbu, and Global Gaming and increases in COGS in AutoLotto and Sports.com which is an early stage growth business combine to result in a decrease to gross profit of $831,000.

Operating Costs and Expenses

	For the Year Ended December 31,
	2025	2024	$ Change	% Change

Operating expenses:
Personnel costs	2,469,812	4,761,186	(2,291,374)	-48%
Professional fees	6,637,644	5,436,831	1,200,813	22%
General and administrative	4,306,273	3,688,547	617,726	17%
Depreciation and amortization	4,238,921	5,020,647	(781,692)	-16%
Total operating expenses	17,652,650	18,907,211	(1,254,561)	-7%

Operating expenses for the year ended December 31, 2025 were $17.7 million, a decrease of $1.3 million or (7%), compared to $18.9 million for the year ended December 31, 2024. Personnel costs decreased by $2.3 million and Depreciation and Amortization decreased by $782,000 whereas Professional fees increased by $1.2 million and General and administrative increased by $618,000.

Personnel Costs. Personnel costs decreased by $2.3 million, or (48%), from $4.8 million for the year ended December 31, 2024, to $2.5 million for the year ended December 31, 2025. The decrease was due to stock grants made to officers in 2024 for retention during the turnaround that did not recur in 2025 and also due to the reduction of highly compensated people at one of the Company’s subsidiaries approximately half way through 2025.

Professional Fees. Professional fees increased by $1.2 million, or 22% from $5.4 million for the year ended December 31, 2024 to $6.6 million for the year ended December 31, 2025. Utilization of attorneys was higher in 2025 than in 2024 particularly for matters such as the class action, DOJ lawsuit and other matters including the TinBu lawsuit.

General and Administrative. General and administrative expenses of $4.3 million for the year ended December 31, 2025 are $618,000 or 17% higher than the $3.7 million incurred for the year ended December 31, 2024. The increase relates primarily to sponsorships and investor relations activities in 2025 that were not present in 2024 offset by lower use of outside consultants in 2025 and also because stock grants which were made to outside consultants in 2024 did not recur in 2025.

Depreciation and Amortization. Depreciation and amortization decreased $782,000, or (16%), from $5.0 million for the year ended December 31, 2024 to $4.2 million for the year ended December 31, 2025. The decrease in 2025 is because intangible assets for TinBu became fully amortized around mid-2024 and because write-offs of other intangibles in 2023 and 2024 resulted in lower amortization expense during 2025.

Other Expense, Net

	For the Year Ended December 31,
	2025	2024	$ Change	% Change
Other expenses
Interest expense	217,905	508,563	(290,658)	-57%
Other expense	1,248,967	968,903	280,064	29%
Other income	(4,234,581)	(107,143)	4,127,438	3,852%
Reserve for loss of prepaid advertising credits	5,688,078	4,745,000	943,078	20%
Loss on impairment of intangibles & goodwill	-	4,298,002	(4,298,002)	-100%
Total other expenses, net	2,920,369	10,413,325	(7,492,956)	-72%

Interest Expense. Interest expense decreased by $291,000, or (57%), for the year ended December 31, 2025, from $509,000 to $218,000 as compared with the year ended December 31, 2024. This decrease is due to a large conversion from debt to equity by UCIL in the summer of 2024 along with more frequent conversions by UCIL during 2025 and conversions in the second quarter of 2025 of convertible debt placed by Univest in 2024 which combined to result in lower balances of convertible debt and therefore lower interest accruals in 2025.

Other Expense. Other expense increased by $280,000 or 29%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024 from $969,000 to $1.25 million. This increase resulted primarily from increases to other expense for Global Gaming due to differences in classification of certain expenses during 2025 as compared with prior periods.

Other Income. Other income increased by $4.1 million or 3,852%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024 from $107,000 to $4.2 million. This increase was the result of recording statutory interest accrued on the Streicher judgement for the year ended December 31, 2025. In previous years we had taken a conservative approach given the uncertainty of collecting on this judgement. However, prior to filing this report, the Company gained new information which increases confidence of management that we will collect on the Streicher judgement and the statutory interest.

Reserve for loss of prepaid advertising credits. Reserve for loss of prepaid advertising credits increased by $943,000 or 20% to 5.7 million for the year ended December 31, 2025 as compared to $4.75 million for the year ended December 31, 2024. These reserves were recorded to reflect the possibility that the Company may not be able to fully utilize the value of prepaid advertising credits that was included on its Balance Sheet at December 31 2025 and 2024.

Loss on impairment of intangibles & goodwill decreased by ($4.3) million or (100%) for the year ended December 31, 2025 as compared with the year ended December 31, 2024. For the year ended December 31, 2025, there were no impairments recorded to goodwill or intangible assets whereas for the year ended December 31 2024, impairments to intangible assets were recorded for $1.6 million related to the TinBu subsidiary and $2.7 million related to the Global Gaming subsidiary, respectively, for a total of $4.3 million.

Liquidity and Capital Resources

Prior to the 2022 operational cessation, the Company’s primary liquidity requirements were driven by working capital needs, growth initiatives, capital expenditures and general corporate purposes. Historically, these requirements were funded primarily through financing activities, including the proceeds received in connection with the business combination completed on October 29, 2021, which generated approximately $42.8 million in net cash proceeds.

Following the 2022 operational cessation, the Company has repositioned its liquidity strategy to support the disciplined restart and scaling of operations, with a focus on capital-efficient growth and the acquisition of revenue-generating businesses. The Company’s liquidity needs are currently centered on funding strategic acquisitions, supporting integration activities, rebuilding operational capabilities, and investing in core infrastructure aligned with its long-term growth objectives.

In March 2026, the Company entered into a Securities Purchase Agreement providing for the issuance of unsecured convertible promissory notes. This financing provides the Company with near-term capital to advance its strategic initiatives and reflects continued access to institutional capital in support of its business plan. The Company expects to deploy proceeds from this financing, together with additional capital sources, to execute on its acquisition strategy, including the completion of the integration of Veloce Media Group, and to pursue additional accretive opportunities across its target markets.

The Company’s operating strategy is focused on building a diversified, revenue-generating platform at the intersection of sports, entertainment and gaming. Management believes that its ability to structure and execute strategic transactions, combined with access to capital markets, positions the Company to accelerate growth while maintaining flexibility in capital allocation. The Company continues to evaluate a range of financing alternatives, including debt, equity and structured capital solutions, to support its expansion and optimize its capital structure over time.

Capital Deployment Framework

The Company employs a disciplined capital deployment framework designed to prioritize investments that drive near- and medium-term revenue generation while preserving balance sheet flexibility. Capital is allocated based on a structured evaluation of (i) the ability of a transaction or initiative to contribute to revenue growth and cash flow generation, (ii) the strategic alignment with the Company’s core verticals of sports, entertainment and gaming, (iii) the potential for operational synergies and scalable platform integration, and (iv) the overall impact on shareholder value, including dilution considerations. The Company prioritizes transactions that can be funded through existing or committed capital sources and that demonstrate a clear path to monetization. Management continuously evaluates capital allocation decisions to ensure alignment with its objective of building a sustainable, high-growth, revenue-generating platform.

While the Company’s growth strategy is dependent on continued access to capital, management believes that the progress made in securing financing and advancing key transactions provides a strong foundation for execution. The Company remains focused on aligning capital deployment with revenue-generating initiatives and maintaining financial discipline as it scales operations.

There can be no assurance that additional financing will be available on favorable terms, or at all; however, the Company believes it is well-positioned to access capital in support of its strategic objectives. If the Company is unable to obtain sufficient capital, it may be required to adjust the pace of its growth initiatives; however, management intends to prioritize capital allocation toward opportunities that enhance the Company’s revenue profile and long-term shareholder value.

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

Convertible Debt Obligations

Prior to the Closing of the Business Combination, we funded our operations through the issuance of convertible promissory notes.

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

As of December 31, 2025, we had $2,297,683 of convertible debt outstanding. A portion of this debt has matured and is theoretically in default.

See “-Recent Developments- Loan Agreement with Woodford” and “Loan Agreement with United Capital Investments London Limited” above for additional information.

Cash Flows

Net cash used by operating activities was negative $3.43 million for the year ended December 31, 2025, compared to net cash used by operating activities of negative $1.88 million for the year ended December 31, 2024. Factors affecting changes in operating cash flows were increased legal fees and expenses for investor relations and sponsorships in 2025 as compared to 2024.

Net cash used in investing activities during the year ended December 31, 2025 was $2.57 million, compared to $1.55 million for the prior year. The increase for 2025 was due to payments made during 2025 as deposits for pending acquisitions of Veloce eSports and Nook

Net cash provided by financing activities was $6.27 million for the year ended December 31, 2025, compared to $3.25 million used by financing activities for the year ended December 31, 2024. The increase was primarily due to funding received under the Stock Purchase Agreement with Generating Alpha during 2025.

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

ASU 2023-07, Segment Reporting (Topic 280)

In November 2023, the FASB issued ASU 2023-07, which enhances disclosures for reportable segments, including the requirement to disclose significant segment expenses and other segment items. The amendments are effective for fiscal years beginning after December 15, 2023. The Company adopted this guidance in the current fiscal year. The adoption has not had a material impact on the Company’s consolidated financial statements but the Company is currently evaluating the impact of this standard on its future consolidated financial statements.

ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740)

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosures, including additional disaggregation of the effective tax rate reconciliation and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

ASC 606, Revenue from Contracts with Customers

Between May 2014 and December 2016, the FASB issued several Accounting Standards Updates (“ASUs”)’s on ASC 606, which updates superseded nearly all previous revenue recognition guidance under U.S. GAAP. The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process that was required under previous U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The Company adopted these standards effective on January 1, 2018, and management concluded the adoption of this standard did not result in any financial statement impacts or changes to revenue recognition policies or processes as revenue is primarily derived from arrangements in which the transfer of control coincides with the fulfillment of performance obligations.

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

Revenue and Cost Recognition

Revenue

The Company recognizes revenue in accordance with ASC 606. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues are generally recognized upon the transfer of control of promised products provided to our users, customers and subscribers, reflecting the amount of consideration we expect to receive for those products. We enter into contracts that can include various products, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of any taxes collected from users, commercial partners and subscribers, which are subsequently remitted to governmental authorities. The revenue recognition policy is consistent for sales generated directly with users and sales generated indirectly through affiliates, other solution partners, and our commercial partners.

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

Contracts with users and customers for lottery game sales are at the point of sale and may include transfer of multiple products to a user or a customer and generally do not require future obligations. In these situations, the Company generally considers each transferred product as a separate performance obligation. The Company evaluates whether it acts as a principal or agent in these arrangements. Where the Company acts as an agent, revenue is recognized on a net basis representing the commission or fee retained.

The Company also has contracts with subscribers for the continued delivery of lottery data over a defined period of time. In accounting for these contracts, the Company generally considers each set of data as a separate performance obligation and recognizes revenue on their delivery ratably over the service period of the agreement. The Company’s products are sold without a right of return or refund; the Company’s terms of service and contracts generally include specific language that disclaims any warranties.

Cost of Revenue

Cost of revenue consists primarily of payments to lottery providers and partners, data acquisition costs, content and media production expenses, platform and transaction processing fees, and affiliate commissions. Costs are recognized as incurred and are matched to the period in which the related revenue is recognized. Certain costs, such as revenue share arrangements, are recognized concurrently with the associated revenue.

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

Generally, the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years. For federal tax purposes, the Company’s 2021 through 2024 tax years generally remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the Company’s 2021 through 2024 tax years remain open for examination by the tax authorities under the normal four-year statute of limitations.

Income taxes for the year ended December 31, 2025 were not a significant component of the Company’s results of operations. The Company has incurred cumulative losses and maintains a full valuation allowance against its deferred tax assets. As a result, no material income tax expense or benefit has been recognized.

The Company’s accounting for income taxes reflects management’s current assessment of available information and is subject to refinement as additional analysis is completed. Any such adjustments are not expected to be material.

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

Collectability of Note Receivable

The Company maintains a secured note receivable from a third party with an outstanding principal balance of $2.0 million as of December 31, 2025. The note matured during 2025 and remains outstanding. Management evaluates the collectability of this receivable in accordance with ASC 326 and exercises significant judgment in estimating expected credit losses. In performing this assessment, management considers the borrower’s financial condition, the value of the collateral securing the note, the personal guarantee provided by the borrower’s principal, the Company’s contractual enforcement rights, and other available information. Based on this evaluation, management concluded that no allowance for expected credit losses was required as of December 31, 2025. Changes in the financial condition of the borrower or guarantor, the value of the collateral, or other facts and circumstances could result in changes to this estimate in future periods.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sports Entertainment Gaming Global Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sports Entertainment Gaming Global Corporation (the ‘Company’) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity/ (deficit) and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(284,007,361), net loss of $(20,805,067) and a negative working capital of $(19,019,072). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of asset acquisition.

Description of the Matter

As discussed in Note 3 to the financial statements, on July 23, 2025 the Company acquired a 51% interest in the assets of DotCom Ventures Inc., through a share purchase agreement whereby the company issued 1,700,000 shares of its common stock valued at $3 per share prior to the August 2025 reverse stock split. The acquisition consists primarily of the Concerts.com and TicketStub.com domain names and certain related technology assets.

The Company evaluated the transaction under the applicable accounting guidance and concluded that the acquired set of assets did not meet the definition of a business acquisition because there was no substantive process where a set of inputs could be converted into specific outputs and there was no workforce consisting of employees or organized contractors in place for converting acquired inputs into outputs as of December 31, 2025. Accordingly, the transaction has been accounted for as an asset acquisition, with the purchase price allocated to the acquired assets based on their relative fair values

We identified the valuation of the asset and the adequacy of the accounting treatment applied by management as a critical audit matter because this required a higher degree of auditor’s judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions.

The primary procedures we performed to address this critical audit matter included:

■	We reviewed and challenged the reasonableness of key management assumptions used in the estimate.
■	We reviewed the report of the independent valuation firm that performed the valuation of the intangible assets.
■	We evaluated whether the relative fair value allocation was consistent with observable market data and industry benchmarks.
■	We assessed the suitability of the market approach and Auction discount table used by the valuation specialist.
■	We obtained and reviewed the executed stock purchase agreements provided by management
■	We assessed whether management’s disclosures in Note 3 adequately described the basis for accounting as an asset acquisition rather than a business combination.
■	We re-performed the Screen test and framework evaluation of ASC 805 criteria to assess the appropriateness of the accounting treatment applied by management.
■	We performed data integrity procedures, including testing the accuracy of selected journal entries by agreeing them to approved supporting documentation.

Accounting for Material Prepaid Advertising Credits

Description of the Matter

The Company recorded a material prepaid asset related to advertising credits received from third-party vendors in exchange for the Company’s issuance of shares approximately seven years ago. As of December 31, 2025, the prepaid asset remains substantially unutilized, with only approximately 55% amortized through the income statement to date. The remaining balance continues to be carried as a prepaid asset.

Auditing this balance was especially challenging due to the nature of the transaction (a non-cash exchange), the long duration of inactivity, and the lack of direct confirmation from the third-party vendors. While the Company provided internal documentation, including historical agreements, email correspondence, and written representations from management, the audit team exercised significant judgment in evaluating the recoverability of the asset and whether sufficient appropriate audit evidence existed to support its continued recognition.

Our procedures included, among others:

■	We obtained and reviewed the original transactions documentation and correspondence between the parties.
■	We considered the guidance under ASC 340 (Other Assets and Deferred Costs) in evaluating whether continued recognition of the prepaid balance was appropriate.
■	We evaluated the consistency of management’s position, reviewed legal representations and opinions regarding enforceability.
■	We assessed whether management’s representations were corroborated by external evidence, including legal opinions on enforceability of the advertising agreements.
■	We considered whether the asset remained probable of being realized in future periods.
■	We considered whether partial impairment was necessary to reflect recoverability risk, and whether disclosure in Note 6 adequately described the uncertainty.
■	We proposed an additional allowance of 30% to the income statement which is included in the approximately 55% described above.
■	We reviewed the journal entry posting, recalculated the prepayment amortization schedule and remaining credit balance on the advertising agreements
■	We evaluated whether the Company’s disclosures in Note 6 met SEC Regulation S-X and PCAOB requirements related to this prepaid balance.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

July 9, 2026

SPORTS ENTERTAINMENT GAMING GLOBAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$171,524	$68,035
Restricted cash	-	-
Accounts receivable	231,259	494,129
Prepaid expenses	8,634,275	14,449,333
Other current assets	3,843,228	880,961
Total current assets	12,880,286	15,892,458

Notes receivable	2,000,000	2,250,000
Investments	250,000	250,000
Goodwill	9,061,675	9,061,675
Intangible assets, net	14,648,458	12,569,165
Property and equipment, net	1,095	12,124
Other long-term assets	16,818,711	12,906,849
Total assets	$55,660,225	$52,942,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$8,556,029	$8,241,311
Deferred revenue	21,990	250,000
Notes payable - current	6,186,163	6,110,777
Accrued interest	1,557,032	1,218,864
Accrued and other expenses	13,512,607	12,161,311
Other liabilities	2,065,537	2,415,179
Total current liabilities	31,899,358	30,397,442

Long-term liabilities:
Other long-term liabilities	-	-
Total long-term liabilities	-	-
Commitments and contingencies (Note 13)	-	-
Total liabilities	31,899,358	30,397,442

Stockholders’ Equity

Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 500,000,000 shares authorized, 6,880,287 and 1,832,685 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	6,880	1,833
Additional paid-in capital	307,012,770	283,929,927
Accumulated other comprehensive loss	264,768	16,880
Accumulated deficit	(284,007,361)	(263,468,728)
Total SEGG Media stockholders’ equity	23,277,057	20,479,912
Noncontrolling interest	483,810	2,064,917
Total Stockholders Equity	23,760,867	22,544,829

Total liabilities and stockholders’ equity	$55,660,225	$52,942,271

The accompanying notes are an integral part of these restated consolidated financial statements.

SPORTS ENTERTAINMENT GAMING GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2025	2024

Revenue	$559,590	$958,645
Cost of revenue	774,823	320,869
Gross profit (loss)	(215,233)	637,776

Operating expenses:
Personnel costs	2,469,812	4,761,186
Professional fees	6,637,644	5,436,831
General and administrative	4,306,273	3,688,547
Depreciation and amortization	4,238,921	5,020,647
Total operating expenses	17,652,650	18,907,211
Loss from operations	(17,867,883)	(18,269,435)

Other expenses
Interest expense	217,905	508,563
Other expense	1,248,967	968,903
Other income	(4,234,581)	(107,143)
Reserve allowance for prepaid advertising credits	5,688,078	4,745,000
Loss on impairment of intangibles & goodwill	-	4,298,002
Total other expenses, net	2,920,369	10,413,325
Net loss before income tax	(20,788,252)	(28,682,760)
Income tax expense (benefit)	16,815	26,315
Net loss	(20,805,067)	(28,709,075)

Other comprehensive loss
Foreign currency translation adjustment, net	280,490	317,424
Comprehensive loss	(20,524,577)	(28,391,651)

Net income (loss) attributable to noncontrolling interest	220,969	170,046
Net loss attributable to SEGG Media	$(20,303,608)	$(28,221,605)

Net loss per common share
Basic and diluted	$(5.78)	$(19.63)

Weighted average common shares outstanding
Basic and diluted recheck WA shares	3,515,444	1,437,534

The accompanying notes are an integral part of these restated consolidated financial statements.

SPORTS ENTERTAINMENT GAMING GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEAR ENDING DECEMBER 31, 2025 and 2024

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total AutoLotto Inc. Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2023	287,705	288	269,693,158	(235,132,590)	(91,667)	34,469,189	2,120,176	36,589,618
Stock based compensation	183,929	184	1,686,465			1,686,649		1,686,649
Stock issued for Acquisition of Subsidiary	9,848	10	90,297			90,307		90,307
Stock issued to convert debt to equity	274,020	274	2,512,519			2,512,519		2,512,793
Warrants to retire debt			70,671			70,671		70,761
Exercise of Stock Options	4,872	5	44,672			44,677		44,677
Stock issued for Commitment fee, Stock Purchase Agreement	51,266	51	470,064			470,116		470,116
Stock issued in lieu of cash	1,021,046	1,021	9,362,081			9,363,102		9,363,102

Other comprehensive loss
Net loss				(28,221,605)		(28,221,605)	(170,046)	(28,391,651)
Balance as of December 31, 2024	1,832,686	$1,833	$283,929,927	$(263,468,728)	16,880	$20,479,912	$2,064,917	$22,544,829

Stock issued for asset acquisition	170,000	170	6,010,707			6,010,877		6,010,877
Conversion of debt to equity	672,553	673	3,649,565			3,650,238		3,650,238
Stock issued under Stock Purchase Agreement	1,495,118	1,495	2,945,632			2,947,127		2,947,127
Stock issued in lieu of cash	2,709,931	2,709	9,726,937			9,729,646		9,729,646
Stock issued for Commitment fee, Stock Purchase Agreement			750,003			750,003		750,003
Prior period adjustment				(235,025)		(235,025)	(1,360,138)	(1,595,163)
Other comprehensive loss					247,888	247,888		247,888
Net loss				(20,303,608)		(20,303,608)	(220,969)	(20,524,577)
Balance as of December 31, 2025	6,880,288	6,880	307,012,770	(284,007,361)	264,768	23,277,057	483,810	23,760,867

The accompanying notes are an integral part of these restated consolidated financial statements.

SPORTS ENTERTAINMENT GAMING GLOBAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024

Cash flow from operating activities
Net loss attributable to SEGG Media	$(20,303,608)	$(28,221,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Net income (loss) attributable to noncontrolling interest	220,969	170,045
Depreciation and amortization	4,523,487	5,020,647
Stock based compensation expense	-	1,640,274
Stock issued in lieu of cash payments	9,746,138	9,352,892
Stock issued for commitment fee, stock purchase agreement	750,003	469,602
Warrants issued to retire debt	-	70,671
Loss on impairment of goodwill and intangibles	-	4,298,002

Changes in assets & liabilities:
Accounts receivable	262,870	(438,543)
Prepaid expenses	5,815,058	4,570,826
Other current assets	(121,838)	(250,000)
Other long term assets	(3,911,862)	26,671
Trade payables	314,718	(191,780)
Deferred revenue	(228,010)	(107,143)
Accrued and other expenses	1,351,296	461,604
Other liabilities	(1,849,642)	543,508
Liability for acquisition of subsidiary	-	704,560
Net cash used by operating activities	(3,430,421)	(1,879,769)

Cash flow from investing activities
Payments made as deposits for acquisitions	(2,816,849)	-
Investment in subsidiaries, net	-	(1,549,184)
Proceeds from collection of note receivable	250,000	-
Net cash used in investing activities	(2,566,849)	(1,549,184)

Cash flow from financing activities
Accrued Interest	338,168	359,989
Proceeds (Payments) from stock purchase agreement	2,947,127	-
Proceeds (Payments) from loans from execs and key consultants	-	375,667
Proceeds (Payments) from convertible notes payable	2,986,707	2,510,053
Net cash provided by financing activities	6,272,002	3,245,709
Effect of exchange rate changes on cash	(171,243)	(108,547)
Net change in net cash and restricted cash	103,489	(291,791)
Cash and restricted cash at beginning of period	68,035	359,826
Cash and restricted cash at end of period	$171,524	$68,035

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$-
Franchise taxes paid in cash	$381,842	$-

Supplemental non-cash Operating, Investing, and Financing activities:
Common stock issued for investing and financing activities	$6,010,877	$10,621,823
Common stock issued from conversion of convertible debt	$3,650,407	$2,512,793
Payments made via issuance of common stock in lieu of cash	$9,729,646	$9,363,102

The accompanying notes are an integral part of these restated consolidated financial statements.

SPORTS ENTERTAINMENT GAMING GLOBAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Description of Business

During fiscal year 2025 and into fiscal year 2026, the Company has transitioned from a period of operational disruption and restructuring to a renewed focus on execution, revenue generation, and scalable growth. The Company’s strategy is centered on the development and monetization of a multi-vertical platform at the intersection of sports, entertainment, and gaming, supported by targeted acquisitions, proprietary technology, and international expansion initiatives.

Sports Entertainment Gaming Global Corporation (formerly Lottery.com Inc., and prior to that Trident Acquisitions Corp.) is a Delaware corporation formed on March 17, 2016. On October 29, 2021, the Company consummated a business combination with AutoLotto, Inc. (“AutoLotto”), which became its primary operating subsidiary.

In January 2026, the Company changed its name to Sports Entertainment Gaming Global Corporation to reflect its transition to a diversified, technology-enabled platform operating at the intersection of sports, entertainment, and gaming.

SEGG’s strategy is focused on building and monetizing a portfolio of digital platforms, media assets, and operating businesses through disciplined capital allocation, targeted acquisitions, and scalable technology infrastructure.

Operational History and Transformation

In July 2022, the Company ceased substantially all operations due to liquidity constraints (the “Operational Cessation”). Since that time, the Company has executed a structured turnaround, including leadership changes, financial remediation, and the re-establishment of core operations.

Beginning in 2023 and accelerating through 2024 and 2025, the Company transitioned from restructuring to execution, with a focus on revenue generation, capital discipline, and platform expansion. The Company has prioritized initiatives that are either revenue-generating or have a clear path to near-term monetization.

Media and Content Platforms

The Company’s primary growth engine is its sports media platform, including Sports.com. Launched in 2024, Sports.com is designed to deliver global sports content, live event streaming, and audience engagement at scale.

The acquisition of Sports.com Media provided a foundation for the continued development and monetization of Sports.com, including opportunities across advertising, sponsorship, content distribution, and strategic partnerships. The Company has begun expanding its international footprint through live event streaming and targeted market entry initiatives.

The Company’s broader media strategy also includes the development and monetization of entertainment-focused digital assets, including Concerts.com, which is intended to expand the Company’s reach into live entertainment, music content, and related experiences. These initiatives are designed to complement the Company’s sports media platform by increasing total addressable audience, diversifying content offerings, and creating additional monetization opportunities across advertising, sponsorship, and ticketing-related services. While these platforms are in earlier stages of development relative to Sports.com, management believes they represent a natural extension of the Company’s integrated media and engagement strategy.

Lottery and Gaming Services

The Company continues to operate its legacy lottery and gaming platform, which enables the remote purchase of legally sanctioned lottery games in permitted jurisdictions. While this segment remains operational, it is no longer the primary driver of the Company’s growth strategy. The current offering is a B2C Platform providing direct-to-consumer lottery services via mobile and web applications in Mexico.

Data, Technology and Digital Services

The Company delivers proprietary data and technology solutions, including data feeds, live and curated sports content, analytics, and API-driven services. These capabilities support both internal platforms and third-party customers under contractual arrangements.

The Company’s technology stack is a core asset that enables scalability across its media, gaming, and data-driven initiatives.

Strategic Acquisitions

The Company’s growth strategy is supported by a disciplined acquisition program focused on assets that:

●	Generate or are expected to generate near-term revenue;
●	Expand audience reach and engagement;
●	Strengthen the Company’s technology and content capabilities; and
●	Enhance overall enterprise value.

The Company prioritizes transactions that can be funded through existing capital resources or that are expected to improve the balance sheet and reduce reliance on dilutive financing.

Revenue and Market Opportunity

The Company’s revenue model is derived from a combination of transactional sales of gaming and event tickets, subscriptions, data licensing, advertising, sponsorship, and content monetization streams across its platforms.

Management believes that the Company’s integrated model positions it to participate in large and growing global markets, including digital sports media, gaming, and data services. The Company’s strategy is to leverage its platforms and acquisitions to aggregate audiences and increase engagement, which in turn supports the expansion of monetization opportunities across multiple revenue channels.

As the Company scales its audience reach and platform capabilities, it expects to enhance revenue per user and expand margins through increased operating leverage, cross-platform integration, and the introduction of additional monetization features. The Company’s ability to execute on this strategy will depend on a number of factors, including successful integration of acquisitions, continued platform development, regulatory conditions, and overall market adoption.

Regulatory Environment

The Company operates in regulated industries, particularly within lottery and gaming, and is subject to applicable laws in each jurisdiction in which it operates. In addition, the Company is subject to regulations relating to data privacy, consumer protection, digital content, and information security.

Forward Strategy

The Company is focused on scaling its platform through:

●	Expansion of its sports media and content ecosystem;
●	Monetization of audience and engagement across digital channels;
●	Continued execution of targeted, revenue-focused acquisitions; and
●	Strategic expansion into international markets.

Management believes that the combination of media, gaming, and data-driven capabilities positions the Company to capture opportunities across large and growing global markets

Note 2. Significant Accounting Policies

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

In connection with the Company’s 2022 Operational Cessation, the Company has experienced recurring net losses and negative cash flows from operations and has on a consolidated basis an accumulated deficit of approximately $284 million and working capital of approximately negative $19.0 million on December 31, 2025. For the year ending December 31, 2025, the Company sustained a net loss of $20.8 million. The Company sustained a loss from operations of $17.9 million and $18.3 million for the years ending December 31, 2025 and 2024, respectively. Subsequently, the Company sustained additional operating losses and anticipates additional operating losses for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities almost exclusively from debt and equity financing. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt. Although Management believes that it will be able to continue to raise funds by sale of its securities or by issuing convertible debt obligations to provide the additional cash needed to meet the Company’s obligations as they become due.

The Company’s ability to continue as a going concern for the next twelve months from the issuance of these financial statements depends on its ability to execute the business plans for the launch of its new business initiatives, the successful monetization of Sports.com, supporting legacy operations, and keeping expenditures in line with available operating capital. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Non-controlling Interest

Non-controlling interest represents the proportionate ownership of Aganar and JuegaLotto held by minority members and reflects their capital investments as well as their proportionate interest in subsidiary losses and other changes in members’ equity, including translation adjustments.

Segment Reporting

Operating segments are defined as components of an enterprise for which discrete financial information is available and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to allocate resources and assess performance in accordance with ASC 280 – Segment Reporting. We determined that our Chief Financial Officer is the Chief Operating Decision Maker

Historically, the Company operated as a single-reporting unit focused on its lottery and gaming platform, and its organizational structure, internal reporting systems, and resource allocation processes were aligned accordingly. As a result, the Company previously operated as one operating and reportable segment.

Following the Company’s strategic transformation and expansion into a broader sports, entertainment, and gaming ecosystem, including the development and monetization of Sports.com and related media, technology, and experiential assets, the Company is in the process of evolving its internal reporting structure to reflect these distinct business activities.

As of the reporting date, the CODM continues to evaluate financial performance and allocate resources on a consolidated basis; however, management is actively assessing whether the Company’s emerging business lines—principally gaming, sports media, and entertainment—meet the criteria for separate operating and reportable segments under ASC 280.

The Company expects that, as these business verticals continue to scale and discrete financial information becomes more routinely reviewed by the CODM, it may present disaggregated segment information in future filings.

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash holdings are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. The Company maintains deposits and certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and money market accounts which are not FDIC insured. In addition, deposits aggregating approximately $315,159 at June 29, 2026 are held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

Foreign currency translation

Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using year-end exchange rates. Sales, costs and expenses are translated at the average exchange rates in effect during the year. For Global Gaming, translations are from Mexican Pesos [MXN] to U.S. Dollars. For Sports.com Media translations are from British Pounds [GBP] to U.S. Dollars. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss).

Cash and Restricted Cash

As of December 31, 2025 and 2024, cash was comprised of cash deposits, and there were no deposits with banks which exceeded federally insured limits with the majority of cash for the parent company held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of December 31, 2025 and December 31, 2024.

Accounts Receivable

The Company through its various merchant providers pre-authorizes forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and does not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, which are its customers, in the normal course of business. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. In the fall of 2024, the Company completed a project whereby certain older items in accounts receivable for the TinBu subsidiary were offset against the allowance for uncollectible receivables, resulting in a reduction in the number of individual items in accounts receivable which were aged greater than 90 days and the total amount for them. At the completion of this project, the balance in the allowance for uncollectible receivables was $33,000 on December 31, 2024.

In the Fall of 2025, the Company completed a similar project and offset older items in accounts receivable for the TinBu subsidiary against the allowance for uncollectible receivables. Approximately $55,000 representing individual items aged greater than 90 days was written-off against the allowance leaving approximately $8,000 aged greater than 90 days in accounts receivable and reducing the allowance for uncollectable receivables to zero. At December 31, 2025 the allowance for uncollectible receivables was $0 whereas, it was $33,000 at December 31, 2024.

Prepaid Expenses for Advertising Credits

Prepaid expenses consist of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with two third parties to provide advertising services and issued equity instruments as compensation for the advertising services (“Prepaid advertising credits”). The Company expenses the service as it is performed by the third parties. The value of the services provided were used to value these contracts, except for the year ended December 31, 2021 the Company reserved for potential inability to realize $2,000,000 of prepaid advertising credits in future periods. For the period ending December 31, 2025, the Company determined that an estimated $5,688,000 of prepaid advertising credits purchased during 2017 and 2018 may not be able to be fully utilized. As a result, the Company decreased prepaid expenses by $5,688,000 and increased its reserve for loss of prepaid advertising credits by $5,688,000 for the year ended December 31, 2025. Similarly, for the period ending December 31, 2024, the Company determined that approximately an estimated additional $4,745,000 of prepaid advertising credits purchased during 2017 and 2018 might not be able to be fully utilized. As a result, the Company decreased prepaid expenses by $4,745,000 and increased its reserve for loss of prepaid advertising credits by $4,745,000 for the year ended December 31, 2024. Prepaid expenses are included in current assets on the consolidated balance sheets. The Company had total remaining prepaid expenses of $8,634,275 and $14,449,333 for the years ended December 31, 2025 and 2024, respectively.

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

Lottery game revenue

Items that fall under this revenue classification include:

Lottery game sales

The Company’s performance obligations of delivering lottery games are satisfied at the time in which the digital representation of the lottery game is delivered to the user of the B2C, therefore, are recognized at a point in time. The Company receives consideration for lottery game sales at the time of delivery to the customer, which may be the user or commercial partner, as applicable. There is no variable consideration related to lottery game sales. As each individual lottery game delivered represents a distinct performance obligation and consideration for each game sale is fixed, representing the standalone selling price, there is no allocation of consideration necessary.

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

Cost of Revenue

Cost of revenue consists primarily of payments to lottery providers and partners, data acquisition costs, content and media production expenses, platform and transaction processing fees, and affiliate commissions. Costs are recognized as incurred and are matched to the period in which the related revenue is recognized. Certain costs, such as revenue share arrangements, are recognized concurrently with the associated revenue.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2025 and 2024 were approximately $1,248,000 and $104,000 respectively .

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

Generally, the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years. For federal tax purposes, the Company’s 2021 through 2024 tax years generally remain open for examination by the tax authorities under the normal three-year statute of limitations. For state tax purposes, the Company’s 2021 through 2024 tax years remain open for examination by the tax authorities under the normal four-year statute of limitations.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures regarding significant segment expenses and other segment items for entities that report segment information under ASC 280. The amendments do not change the definition of a segment, the method for determining reportable segments, or the criteria for aggregating operating segments. The Company adopted ASU 2023-07 effective January 1, 2024 for annual reporting purposes. The adoption did not have a material impact on the Company’s consolidated financial statements but required expanded segment disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires expected credit losses on financial assets held at the reporting date to be measured based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted ASU 2016-13 effective January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including additional information in the effective tax rate reconciliation and expanded disclosures of income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of adopting this standard on its consolidated financial statement disclosures.

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

The Merger closing was a triggering event for the Series B convertible notes, of which $63.8 million was converted into 16,243 shares of AutoLotto that were then converted into 48,823 shares of Lottery.com common stock using the Exchange Ratio.

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

Pursuant to the terms of the Business Combination Agreement, the holders of issued and outstanding shares of AutoLotto immediately prior to the Closing (the “Sellers”) were entitled to receive up to 30,000 additional shares of Common Stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “TDAC Founders”) were also entitled to receive up to 20,000 additional shares of Common Stock (the “TDAC Founder Earnout Shares” and, together with the Seller Earnout Shares, the “Earnout Shares”). One of the earnout criteria had not been met by the December 31, 2021 deadline thus no earnout shares were granted specific to that criteria. 15,000 of the Seller Earnout Shares and 10,000 TDAC Founder Earnout Shares were still eligible Earnout Shares until December 31, 2022. Conditions for the earnout were not met and the potential earnout shares were forfeited on December 31, 2022.

Global Gaming Acquisition

On June 30, 2021, the Company completed its acquisition of 100 percent of the equity of Global Gaming Enterprises, Inc., a Delaware corporation (“Global Gaming”), which holds 80% of the equity of each of Medios Electronicos y de Comunicacion, S.A.P.I de C.V. (“Aganar”) and JuegaLotto, S.A. de C.V. (“JuegaLotto”). JuegaLotto is federally licensed by the Mexico regulatory authorities with jurisdiction over the ability to sell international lottery games in Mexico through an authorized federal gaming portal and is licensed for games of chance in other countries throughout Latin America. Aganar has been operating in the licensed Lottery market in Mexico since 2007 and is licensed to sell Mexican National Lottery draw games, instant win tickets, and other games of chance online with access to a federally approved online casino and sportsbook gaming license and additionally issues a proprietary scratch lottery game in Mexico under the brand name Capalli. The opening balance of the acquirees have been included in our consolidated balance sheet since the date of the acquisition. Since the acquirees’ financial statements were denominated in Mexican pesos, the exchange rate of 22.0848 pesos per dollar was used to translate the balances.

The net purchase price was allocated to the assets and liabilities acquired as per the table below. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The fair values of the acquired intangible assets were determined using Level 3 inputs which were not observable in the market.

The total purchase price of $10,989,691, consisting of cash of $10,530,000 and 687,439 shares of common stock of AutoLotto at $0.67 per share or 3,437 at $134.00 reflective of subsequent reverse stock splits. The total consideration transferred was approximately $10,055,214, reflecting the purchase price, net of cash on hand at Global Gaming and the principal amount of certain loans acquired. The purchase price is for an 80% ownership interest and is therefore grossed up to $13,215,842 to reflect the 20% minority interest in the acquirees. The purchase price was allocated to the identified tangible and intangible assets acquired based on their estimated fair values at the acquisition date as follows:

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

S&MI Ltd. Acquisition

On September 1, 2024, the Company finalized an agreement for the acquisition of S&MI, Ltd. which was renamed Sports.com Media Services Ltd. on September 12, 2024 and subsequently renamed Sports.com Media Group Ltd. on February 17, 2025 (“Sports.com Media”). The agreement with Sports.com Media shareholders (the “Share Purchase and Sale Agreement”), wherein the Purchase Price was the total equivalent One Million Dollars USD ($1,000,000.00) in restricted stock units of common shares in the Company. (the “Payment-In-Kind”) fixed at Thirty Dollars USD ($30.00) per share (the “Fixed Price”) post August 28, 2025 reverse stock split. The Purchase Price was to be paid out over five payments on the following schedule: The first payment of $150,000 in restricted common stock (50,000 shares) of the Company is due and payable on September 1, 2024 (the “Completion Date” and the “First Issuance Date”.). The remaining payments in restricted common stock to the shareholders of Sports.com Media by the Company were made as follows: (i) a second payment of $212,500 (7,083 shares) due on or before the 31st day following ninety days after the Completion Date (the Second Issuance Date”); (ii) a third payment, of $212,500 (7,083 shares) due on or before the 31st day following ninety days after the Second Issuance Date (the Third Issuance Date”); (iii) a fourth payment of $212,500 (7,083 shares) due on or before the 31st day following ninety days after the Third Issuance Date (the “Fourth Issuance Date”); and (vi) a final and fifth payment of $212,500 (7,083 shares) due on or before the 31st day following ninety days after the Fourth Issuance Date.

In the event that the closing price of the restricted stock units of common shares of the Company to be issued to the shareholders of Sports.com Media is lower than the Fixed Purchase Price on the six (6) month anniversary of any issuance date of said shares (collectively the “Anniversary Issuance Price”), then the Fixed Purchase Price shall be adjusted downward to the volume-weighted average price (“VWAP”) of the common stock for the five (5) consecutive trading days immediately preceding the six (6) month anniversary date of said issuance date. Accordingly, the Company shall be obligated to tender to the shareholders of Sports.com Media additional restricted stock units of common shares of the Company to make up the difference between the Fixed Purchase Price and the Anniversary Issuance Price.

The opening balance of Sports.com Media has been included in our consolidated balance sheet since the date of the acquisition. Since the Sports.com Media’s financial statements were denominated in British Pounds, the exchange rate of 1.3141 pounds per dollar was used to translate the balances.

The net purchase price was allocated to the assets and liabilities acquired as per the table below. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The fair values of the acquired intangible assets were determined using the valuation analysis performed by a third-party valuation firm.

The total purchase price of $1,000,000 consists of 33,333 shares of common stock at $30.00 per share after the August 28, 2025 reverse split. The total consideration transferred after net assets and assumption of long-term debt was approximately $440,000, reflecting the purchase price, net of cash on hand at Sports.com Media and the principal amount of certain loans assumed by the Company. The purchase price is for a 100% ownership interest. The purchase price was allocated to the identified tangible and intangible assets acquired based on their estimated fair values at the acquisition date as follows:

Accounts receivable, net	124,928
Other Receivables	50,817
Intangible assets	234,000
Goodwill	1,315,000
Total assets	$1,724,745

Accounts payable and other liabilities	$(175,543)
Director’s Loan	(558,632)
Total liabilities	$(734,175)

Total net assets of Acquirees	$990,570

Asset Acquisition- PlusEVO Ltd. and Spektrum Ltd. (March 2025)

On March 6, 2025, the Company entered into a Stock Purchase and Sale Agreement to acquire certain assets from PlusEVO Ltd. and to create a new entity, Spektrum Ltd, which will become a provider of technology supporting international lottery and gaming operations.

The purchase price for the asset acquisition was $1.5 million, payable in 50,000 shares of the Company’s restricted common stock at a fixed price of $30.00 per share. The shares are to be issued in five installments over a 30-month period following closing, subject to specified vesting and restriction terms. The agreement includes a price protection feature under which additional shares may be issued if the Company’s stock price is below the fixed price at certain measurement dates.

Asset Acquisition-DotCom Ventures Inc. (August 2025)

On July 23, 2025 the Company acquired a 51% interest in the assets of DotCom Ventures Inc., consisting primarily of the Concerts.com and TicketStub.com domain names and certain related technology assets. The Company evaluated the transaction under the applicable accounting guidance and concluded that the acquired set of assets did not meet the definition of a business because there was no substantive process where a set of inputs could be converted into specific outputs and there was no workforce consisting of employees or organized contractors in place for converting acquired inputs into outputs as of December 31, 2025. Accordingly, the transaction has been accounted for as an asset acquisition, with the purchase price allocated to the acquired assets based on their relative fair values. As of December 31, 2025, the acquired assets are included within intangible assets on the accompanying consolidated balance sheet. The Company expects this transaction to change to controlling interest in the first quarter of 2026 when a workforce and substantive process will be in place.

Note 4. Property and Equipment, net

Property and equipment, net as of December 31, 2025 and 2024, consisted of the following:

	December 31, 2025	December 31, 2024

Computers and equipment	$115,162	$123,911
Furniture and fixtures	18,612	16,900
Software	2,026,200	2,026,200
Property and equipment	2,159,974	2,167,011
Accumulated depreciation	(2,158,879)	(2,154,887)
Property and equipment, net	$1,095	$12,124

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $4,241 and $9,185, respectively.

Note 5. Prepaid Expenses

Prepaid expenses consist primarily of advertising credits from two top tier media organizations that operate in the United States. The advertising credits were obtained in return for warrants, shares of common stock and shares of preferred stock. The agreements do not specify a time period for utilizing these credits and there is no requirement to provide cash or other consideration in connection with utilizing them. The balance can be utilized at any time at the mutual consent of the parties. The Company expects to begin utilizing these credits in the third quarter of 2026. Accordingly, they are presented as current assets.

Note 6. Notes Receivable

Secured Note Receivable

On March 22, 2022, the Company entered into a three-year secured promissory note with an original carrying amount of $2,000,000. The note bears simple interest at approximately 3.1% per annum, with principal and accrued interest due upon maturity. The note is secured by substantially all assets, accounts, and tangible and intangible property of the borrower and is further supported by a personal guarantee from the borrower’s principal. The borrower may prepay the note at any time without penalty.

The note was received in consideration for cash advanced by the Company to the borrower, including a previously funded bridge loan, and in connection with a broader technology development and licensing relationship under which the Company agreed to develop technology for use by the borrower in connection with the launch of an online gaming platform in a jurisdiction outside the United States. As of December 31, 2025, the outstanding principal balance of the note was $2,000,000.

The note matured during 2025 and remained outstanding as of December 31, 2025. Management evaluated the collectability of the note in accordance with ASC 326, including consideration of the Company’s security interests, the personal guarantee, and the contractual enforcement rights available under the related agreements. Based on this evaluation, management concluded that the recorded carrying amount of the note remains recoverable as of December 31, 2025.

SP Global Holdings

On October 5, 2021, the Company provided $250,000 to SP Global Holdings in exchange for a 3 year promissory note with interest at 8%. Principal and accrued interest were due in a balloon payment at maturity. The note was repaid in March 2025.

Note 7. Write-Off of Goodwill and Intangibles

As required by ASC 350 Intangibles – Goodwill and Other Impairment and ASC 360 – Impairment Testing: Long-Lived Assets, in connection with preparing the consolidated financial statements for the period ended December 31, 2025, management conducted a review as to whether there are conditions or circumstances that might indicate the impairment of its long-lived assets, goodwill and other indefinite-lived intangible assets.

The Company reviewed the goodwill and intangibles acquired in the acquisitions of TinBu, LLC, Global Gaming Enterprises, Inc., Sports.com Media Ltd, and the domain names and software purchased from third parties, and software developed in-house. Each of TinBu, Global Gaming, and Lottery.com is considered a reporting unit for application of the annual review for potential impairment. The company performed a quantitative assessment for each of the reporting units described above and determined that goodwill and intangibles were not impaired for the year ended December 31, 2025.

For 2023, the Company performed a valuation of each of the reporting units using discounted cash flow methodologies and estimates of fair market value. Based on the results of the quantitative assessment, the Company determined that the goodwill for the TinBu and Global Gaming reporting units was impaired for the year ended December 31, 2023. Accordingly, the Company recognized goodwill impairment charges of $5.65 million for the TinBu reporting unit and $1.06 million for the Global Gaming reporting unit. The total impairment charges related to goodwill were $6.71 million. In addition, it was determined that there was an impairment of certain intangible assets related to Global Gaming. For the year ended December 31, 2023, the Company recorded impairment charges of $488 thousand to trade names and trademarks and $312 thousand to technology acquired from Global Gaming. The total impairment charges to intangible assets were $800 thousand.

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

Similarly, the Company performed an impairment analysis for the three months ended September 30th, 2024 and as a result of that analysis it was determined that impairment charges were necessary. Impairments of goodwill for $1.6 million against Tinbu’s goodwill and $1.9 million against Global Gaming’s goodwill were recorded and an impairment of $817 thousand against intangibles of Global Gaming was recorded. This consisted of impairments against Trade Names & Technology in the amount of $547 thousand, Technology in the amount of $119 thousand and Customer Relationships in the amount of $150 thousand. There were no other impairments identified or recorded for the year ended December 31, 2024.

Note 8. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	December 31, 2025				December 31, 2024
	Useful	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
Amortizing intangible assets
Customer relationships	6 years	$1,352,200	$(1,331,700)	$20,500	$1,352,200	(1,318,033)	$34,167
Trade name	6 years	2,577,000	(2,435,000)	142,000	2,577,000	(2,314,769)	262,231
Technology	6 years	4,754,800	(2,911,676)	1,843,124	3,254,800	(2,737,567)	517,233
Software agreements	6 years	14,450,000	(14,035,000)	415,000	14,450,000	(11,545,000)	2,905,000
Gaming license	6 years	4,020,000	(3,015,000)	1,005,000	4,020,000	(2,345,000)	1,675,000
Internally developed software	2 - 10 years	3,316,923	(1,804,924)	1,511,999	3,316,923	(1,450,754)	2,342,969
Domain name	15 years	12,035,000	(2,324,165)	9,710,835	6,935,000	(2,016,417)	4,832,565
		$42,505,923	$(27,857,465)	$14,648,458	$35,905,923	$(23,727,540)	$12,569,165

Amortization expense with respect to intangible assets for the year ended December 31, 2025 and 2024 totaled $4,234,680 and $5,011,329, respectively, which is included in depreciation and amortization in the Statements of Operations. For the year ended December 31, 2025, the Company determined there was no impairment of long-lived assets

During the year ended December 31, 2022, the Company determined that there was an impairment of long-lived assets of $412,450, which relates to a project no longer being pursued by the Company. In connection with the annual review of goodwill and intangibles for the year ended December 31, 2023, the Company determined that it was necessary to write down goodwill by $5.65 million for TinBu and $1.06 million for Global Gaming. The total impairment charges related to goodwill were $6.71 million for the year ended December 31, 2023. It was also determined that there was impairment of certain intangible assets related to Global Gaming. As a result, for the year ended December 31, 2023 the Company recorded impairment charges of $488 thousand to trade names and trademarks and $311 thousand to technology acquired from Global Gaming. The total impairment charges to intangible assets for the year ended December 31, 2023 were $799 thousand

Similarly the company performed an impairment analysis for the three months ended September 30th, 2024 and determined that impairment charges were necessary. Impairments of goodwill for $1.6 million against Tinbu’s goodwill and $1.9 million against Global Gaming’s goodwill were recorded and $817 thousand against intangibles of Global Gaming was recorded. This consisted of impairments against Trade Names & Technology in the amount of $547 thousand, Technology in the amount of $119 thousand, and Customer Relationships in the amount of $150 thousand. There were no other impairments identified or recorded for the year ended December 31, 2024 or for the year ended December 31, 2025.

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
2026	$2,197,764
2027	1,154,181
2028	678,075
2029	643,941
2030	598,539
Thereafter	9,375,958
$14,648,458

The Company had software development costs of $476,850 related to projects not placed in service as of both December 31, 2025 and December 31, 2024, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

Note 9. Notes Payable and Convertible Debt

Secured Convertible Note

In connection with the Lottery.com domain purchase, the Company issued a secured convertible promissory note (“Secured Convertible Note”) with a fair value of $935,000 that matured in March 2021. The Company used the fair value of the Secured Convertible Note to value the debt instrument issued. In March 2021, the Secured Convertible Note was fully converted into 6,991 shares of the Company’s common stock. (see Note 11).

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties verbally agreed to extend the maturity of the notes to December 31, 2021. As of both December 31, 2023 and December 31, 2022, the balance due on these notes was $771,500. The Company could not prepay the loan without consent from the noteholders. As of December 31, 2021, there were no Qualified Financing events, that triggered conversion, this included the TDAC combination. As of both December 31, 2025, and December 31, 2024 the remaining outstanding balance of $771,500 relates to notes that are no longer convertible which have been reclassified to Notes Payable as per the agreement. Accrued interest on the Series A notes payable was $318,909 on December 31, 2025 and 2024.

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

As of October 29, 2021, all except $185,095 of the series B convertible notes were converted into 48,823 shares of SEGG Media common stock after accounting for the 20:1 reverse stock split that took place on August 9, 2023 and the 10:1 reverse stock split that took place on August 28, 2025. As of December 31, 2025, the remaining notes comprising the outstanding balance of $185,095 are no longer convertible and have been reclassified to notes payable. See Note 11. Accrued interest on this note payable as of December 31, 2025 was $94,455 and $79,647 at December 31, 2024.

PPP Loan

The Company received a loan under the Paycheck Protection Program in 2020, which was fully forgiven in 2021. The Company recognized a gain on extinguishment of debt in 2021. No amounts remain outstanding.

Short term loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a thirty-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments are deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of December 31, 2025 and 2024, the balance of the loan was $150,000. As of December 31, 2025 and December 31, 2024, the accrued interest on this note was $8,255 and $6,756 respectively.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at a variable rate, are unsecured, and the parties have verbally agreed the notes will be due upon a qualifying financing event. As of December 30, 2025 and 2024, the balance of the loans totaled $13,000, respectively.

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

As of both December 30, 2025 and December 31, 2024, the balance of the notes was $2,336,081. Accrued interest on these notes was $410,669 on December 31, 2025 and $350,434 on December 31, 2024, respectively.

Note 10. Stockholders’ Equity

Reverse Split

On August 28, 2025, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to amend the Company’s Third Amended and Restated Certificate of Incorporation to effect, effective as of 5:30 p.m. Eastern Time on August 28, 2025, a 10-for-1 reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share (“Common Stock”). At the effective time of the Reverse Stock Split, every ten(10) shares of Common Stock either issued and outstanding or held as treasury stock was automatically reclassified into one new share of Common Stock. The total number of shares of Common Stock authorized for issuance did not change as a result of the Reverse Stock Split. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s 2024 annual meeting of its stockholders held virtually on February 20, 2025 (the “Annual Meeting”) and approved by the board of directors of the Company (the “Board”) on August 13, 2025.

The new CUSIP number for the Common Stock following the Reverse Stock Split is 54570M306. The par value per share of Common Stock will remain unchanged at $0.001. The Company’s publicly traded warrants continue to be traded on Nasdaq under the symbol “LTRYW” and the CUSIP number for the warrants remains unchanged.

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

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares as a result of the Reverse Stock Split were entitled to a cash payment (without interest or deduction) in lieu thereof at a price equal to the fraction of one share to which the stockholder would otherwise be entitled multiplied by the closing price per share of Common Stock on Nasdaq on August 28, 2025 at 5:30 pm Eastern Standard time, the date of the effective time of the Reverse Stock Split.

The effects of the Reverse Stock Split were reflected in the Quarterly Report on Form 10-Q for the period ended September 30, 2025 and in all subsequent reports for all periods presented.

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of December 31, 2025, there were no shares of preferred stock issued and outstanding.

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

As of December 31, 2025 and December 31, 2024, 6,880,287 and 1,832,685 shares of Common Stock, post reverse stock split, respectively, were outstanding.

As of December 31, 2024	1,832,685
Stock granted in lieu of cash	2,709,931
Conversion of Debt to Equity	672,553
Stock Purchase Agreements	1,495,118
Stock for acquisition of assets from Dotcom Ventures Inc.	170,000
As of December 31, 2025	6,880,287

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

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $3,200.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. These warrants cannot be net cash settled by the Company in any event.

After giving effect to the Business Combination, and the reverse stock split which took place on August 28, 2025, as of December 31, 2025, there were Public Warrants outstanding for the issuance of 100,625 shares of common stock of the Company, which total includes previously issued warrants of AutoLotto, now warrants of Sports Entertainment Gaming Global Corporation., which are exercisable for the purchase of an aggregate of 1,978 shares of common stock of the Company.

Adjustments were made to the Company’s warrants based on the 10:1 reverse split in August of 2025 and the previous 20:1 reverse split in August of 2023. The adjustments were made automatically. The number of shares of common stock issued subject to stock options, warrants, or convertible securities was automatically decreased by the split ratio and the exercise price or conversion ratio was automatically proportionately increased by the same split ratio.

Private Warrants

Private warrants of TDAC issued before the business combination were forfeited and did not transfer to the surviving entity.

Common Stock Warrants

During the year ended December 31, 2025, 68,241 warrants were issued. The Company issued 236,506 warrants during the year ended December 31, 2024. All warrants issued during the years 2024 and 2025 are fully vested.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2023	2,441	$304.02	1.8	$-
Granted	2,365,063	-	4.5	1,726,496
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-
Outstanding at December 31, 2024	2,367,504	3.11	3.9	-
Granted	682,410	-	4.5	498,159
Exercised	(2,626,415)	-	-	(1,917,283)
Forfeited/cancelled	(2,292)	30.40	-
Outstanding at December 31, 2025	421,207	$-	4.5	$307,482

Note 11. Stock-based Compensation

Expense 2015 Stock Option Plan

Prior to the closing of the Business Combination, AutoLotto had the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (the “2015 Plan”) in place. Under the 2015 Plan, incentive stock options may be granted at a price not less than fair market value of the common stock (110% of fair value to holders of 10% or more of voting stock). If the Common Stock is at the time of grant listed on any Stock Exchange, then the Fair Market Value shall be the closing selling price per share of Common Stock on the date in question on the Stock Exchange, as such price is officially quoted in the composite tape of transactions on such exchange and published in The Wall Street Journal. If there is no closing selling price for the Common Stock on the date in question, then the Fair Market Value shall be the closing selling price on the last preceding date for which such quotation exists. If the Common Stock is at the time neither listed on any Stock Exchange, then the Fair Market Value shall be determined by the Board of Directors or the Committee acting in its capacity as administrator of the Plan after taking into account such factors as the Plan Administrator shall deem appropriate. The maximum number of shares of Common Stock which may be issued over the term of the Plan shall not exceed Two Thousand Two Hundred Fifty (2,250). Options are exercisable over periods not to exceed 10 years (five years for incentive stock options granted to holders of 10% or more of voting stock) from the date of grant. Shares of Common Stock issued under the Stock Issuance Program may, in the discretion of the Plan Administrator, be fully and immediately vested upon issuance or may vest in one or more instalments over the Participant’s period of Service or upon attainment of specified performance objectives. The Plan Administrator may not impose a vesting schedule upon any option grant or the shares of Common Stock subject to that option which is more restrictive than twenty percent (20%) per year vesting, with the initial vesting to occur not later than one (1) year after the option grant date. However, such limitation shall not be applicable to any option grants made to individuals who are officers of the Corporation, non-employee Board members or independent consultants.

2021 Equity Incentive Plan

In connection with the Business Combination, our board of directors adopted, and our stockholders approved, the Lottery.com 2021 Incentive Award Plan (the “2021 Plan”) under which 61,652 shares of Class A common stock were initially reserved for issuance. The 2021 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock or cash-based awards. The number of shares of the Company’s Class A common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031 by a number of shares of Company common stock equal to five percent (5%) of the total outstanding shares of Company common stock on the last day of the prior calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no such increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares of Company common stock than would otherwise occur pursuant to the preceding sentence.

On February 9, 2026, Company stockholders unanimously approved to increase the number of shares reserved for issuance under the 2021 Plan to 3,750,000.

Stock Options

There were no grants of stock options during the year ended December 31, 2025. On February 5, 2024, the Company issued stock options to officers, directors, and key consultants. The exercise price for the options is $19.50 and the maturity date in February 5, 2029. The following table shows stock option activity for the years ended December 31, 2025 and 2024:

					Weighted
				Weighted	Average
	Shares	Outstanding	Average	Remaining	Aggregate
	Available	Stock	Exercise	Contractual	Intrinsic
	for Grant	Awards	Price	Life (years)	Value
Outstanding at December 31, 2023		1,728	$81.49	2.4	$-
Granted		105,000	19.50	4.1
Exercised		-	-	-	-
Forfeited/cancelled	-	-	-	-	-
Outstanding at December 31, 2024		106,728	20.50	2.8	-
Granted	-	-	-	-	-
Exercised	-	(4,871)	19.50	-	-
Forfeited/cancelled (uncancelled)	-	(744)	12.00	-
Outstanding at December 31, 2025		101,113	$20.10	2.8	$-

Stock-based compensation expense related to the employee options was $0 for the years ended December 31, 2025 and December 31, 2024

Note 12. Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended December 31,
	2025	2024

Comprehensive net loss attributable to stockholders	$(20,303,608)	$(28,221,605)

Weighted average common shares outstanding
Basic and diluted	3,515,444	1,437,534

Net loss per common share
Basic and diluted	$(5.78)	$(19.63)

As of December 31, 2025, the Company excluded 1,046 stock options, 2,342 restricted awards, 42,406 warrants, 25,000 earn out shares and 8,750 unit purchase options from the calculation of diluted net loss per share with the effect being anti-dilutive.

As of December 31, 2024, the Company excluded 1,728 stock options, 10,064 convertible debt into common shares, 19,162 restricted awards, 19,347 warrants, 8,630 earn out shares and 3,021 unit purchase options from the calculation of diluted net loss per share with the effect being anti-dilutive.

Note 13. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences and net operating loss (“NOL”) carryforwards.

Income Tax Provision

For the years ended December 31, 2025 and 2024, the Company recorded an income tax provision of $0.

The Company has generated net losses in the current and prior periods and does not expect to incur current income tax expense. Accordingly, no current income tax expense has been recorded.

Deferred tax assets generated during the period have been fully offset by a valuation allowance, resulting in no net deferred tax benefit recognized in the consolidated statements of operations.

Deferred Tax Assets and Valuation Allowance

The Company’s deferred tax assets primarily relate to net operating loss carryforwards and other temporary differences. Due to cumulative losses and uncertainty regarding the timing and extent of future taxable income, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2025 and 2024.

As a result, no net deferred tax assets are presented on the consolidated balance sheets.

Net Operating Loss Carryforwards

As of December 31, 2025, the Company has generated federal and state net operating loss carryforwards. Such carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code due to ownership changes.

The Company has not completed a formal Section 382 analysis as of the date of these financial statements.

Uncertain Tax Positions

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. As of December 31, 2025 and 2024, the Company has not identified any material uncertain tax positions.

Open Tax Years

The Company remains subject to examination by taxing authorities for all periods in which net operating losses are available for utilization.

Preliminary Assessment

The Company’s accounting for income taxes is based on currently available information and represents a preliminary assessment under ASC 740. The Company continues to evaluate its deferred tax assets, including net operating loss carryforwards, and related valuation allowance. Adjustments, if any, are not expected to be material to the consolidated financial statements.

Note 14. Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2025 and 2024.

Digital Securities

In 2018, the Company commenced a sale offering and issuance (the “LDC Offering”) of 285 million revenue participation interests (the “Digital Securities”) of the net raffle revenue of LDC Crypto Universal Public Company Limited (“LDC”). The Digital Securities do not have any voting rights, redemption rights, or liquidation rights, nor are they tied in any way to other equity securities of LDC or the Company nor do they otherwise hold any rights that a holder of equity securities of LDC or the Company may have or that a holder of traditional equity securities or capital stock may have. Rather, each of the holders of the Digital Securities has a pro rata right to receive 7% of the net raffle revenue. If the net raffle revenue is zero for a given period, holders of the Digital Securities are not eligible to receive any cash distributions from any raffle sweepstakes of LDC for such period. For the years ended December 31, 2025 and December 31, 2024, the company did not incur any obligations to the holders of the outstanding Digital Securities. For the year ended December 31, 2021, the Company incurred an obligation to pay an aggregate amount of approximately $5,632 to holders of the outstanding Digital Securities. The Company did not satisfy any of those obligations during the years ended December 31, 2021 through December 31, 2025.

Leases and Rent

On September 1, 2024, the company moved its headquarters to Fort Worth, Texas under a membership agreement with monthly cost of $154. The Company also leased a campus in Boca Raton Florida for $25,000 per month under a 12 month lease agreement that commenced on August 1, 2024 and continued thru July 31, 2025. For the twelve months ended December 31, 2025 and 2024 rent expense was $346,382 and $252,406, respectively.

As of December 31, 2025, future minimum rent payments due under non-cancellable leases are as follows:

Years ending December 31,	Amount
2026	-
Thereafter	-
$-

Litigation and Other Loss Contingencies

As of December 31, 2025, there were no pending proceedings that are deemed to be materially detrimental. The Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings is typical for a company of its size and scope. See Part II, Item 1 for additional information.

Note 15. Related Party Transactions

The Company has from time to time entered into transactions with related parties. The Company regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with nonrelated parties.

During the year ended December 31, 2020, the Company entered into borrowing arrangements with the individual founders to provide operating cash flow for the Company. The Company paid $4,700 during 2021 and the outstanding balance was $13,000 on December 31, 2025 and December 31, 2024.

Christopher Gooding, appointed as a director of the Company on August 10, 2023, is an attorney licensed in the United Kingdom. He previously provided limited consulting services to the Company’s outside general counsel on select U.K. legal matters that could potentially impact the Company. These consulting services began in February 2024, and Mr. Gooding was compensated separately from his director compensation, receiving a total of $264,000 in 2024. To maintain his independence as a director, Mr. Gooding ceased providing consulting services to the Company’s outside general counsel as of June 30, 2025. His compensation for consulting services from January 1, 2025 to June 30, 2025 was $144,000. Other than matters where Mr. Gooding is a named defendant alongside the Company, he provides opinions on all Board matters solely in his capacity as an independent director, without additional compensation from the Company or its outside general counsel.

During the quarter ended September 30, 2024, the Company entered into a borrowing arrangement with Robert Stubblefield, the Company’s Chief Financial Officer, to provide funding for certain operating expenses of the Company. At September 30, 2024 the Loan amount was $57,682. Additional amounts were provided by Mr. Stubblefield during the quarter ended December 31, 2024 and the loan amount at year end was $67,941. The Loan was issued at zero percent interest. In February 2025, the Company granted shares of common stock which repaid the loan in full.

See Subsequent Events regarding certain convertible promissory notes issued to Robert Stubblefield, CFO and Interim CEO & President and to Gregory Potts, COO in January of 2026 for unpaid compensation still owed to them from 2023 and 2024. As officers of the Company, they are related parties.

Note 16. Subsequent Events

Management has evaluated these events in accordance with ASC 855, Subsequent Events, and determined that they represent non-recognized subsequent events, as it relates to conditions arising after the balance sheet date. Accordingly, no adjustments to the consolidated financial statements were required.

Related Party Transaction

On January 15, 2026, the Company entered into certain convertible promissory notes with Robert Stubblefield, CFO and Interim CEO & President and to Greg Potts, COO, for unpaid compensation still owed to Messrs. Stubblefield and Potts from 2023 and 2024. As officers of the Company, they are related parties. The maturity date of the convertible promissory notes is January 15, 2027. Interest at a rate of 10% per annum shall accrue on the principal amount of each note until the maturity date. The principal amount is: $291,485 and $258,448, respectively for Messrs. Stubblefield and Potts. As of the date of this report, neither Messrs. Stubblefield or Potts have converted any portion of their notes.

Other Convertible Note

On January 15, 2026, the Company entered into a convertible promissory note with the Amar Ali Law, PLLC for outstanding legal fees provided to the Company. The maturity date of the convertible promissory note is January 15, 2027. Interest at a rate of 10% per annum shall accrue on the principal amount of $1,445,361 for the note until the maturity date. As of the date of this report, no portion of the note has been converted.

Capital Markets Activity with Dawson James

On January 16, 2026, the Company entered into a placement agency agreement with Dawson James Securities, Inc., pursuant to which Dawson James agreed to act as the Company’s exclusive placement agent, on a reasonable best-efforts basis, in connection with a registered direct offering of 2,449,857 shares of the Company’s common stock at a purchase price of $0.70 per share. The offering closed on January 20, 2026 and resulted in gross proceeds of approximately $1.7 million, before deducting placement agent fees and offering expenses.

The securities in the foregoing offerings were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-291505), which was declared effective by the U.S. Securities and Exchange Commission on November 26, 2025.

On March 16, 2026, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to issue unsecured convertible promissory notes in an aggregate principal amount of up to approximately $11.8 million in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The notes are issuable in multiple tranches, including an initial tranche of approximately $3.5 million funded upon execution, with additional tranches subject to specified conditions, including the filing and effectiveness of a resale registration statement and, for subsequent tranches, based on mutual agreement of the parties through December 31, 2026.

The notes were issued at a 15% original issue discount, bear interest at 12% per annum, and mature 24 months from issuance. The notes are convertible into shares of the Company’s common stock at a conversion price based on a discount to market price, subject to a floor price, and include customary terms, including events of default and a beneficial ownership limitation initially set at 4.99%, which may be increased to 9.99% upon notice.

In connection with the foregoing arrangement, the Company entered into placement agency agreements with Dawson James and agreed to pay customary placement fees and expenses. The Company also entered into a registration rights agreement in connection with the convertible note financing requiring the filing and effectiveness of a resale registration statement covering the shares issuable upon conversion of the notes within specified time periods.

Termination of UCIL Loan Agreement

On January 20, 2026, the Company terminated its financing arrangement with United Capital Investments London Limited (“UCIL”) originally entered into on July 23, 2023, subsequently amended and restated on August 8, 2023, later amended on August 18, 2023, and finally amended and restated on February 16, 2024. UCIL has informed the Company that it is considering legal action to preserve is rights under the financing arrangement, however, as of the date of this filing, the Company has not received notice of any action nor has UCIL provided the requisite accounting information and evidence to substantiate its claims.

SEC Complaint Relating to Legacy Conduct

On January 22, 2026, the U.S. Securities and Exchange Commission (the “SEC”) filed a civil complaint (the “Complaint”) in the United States District Court for the Southern District of New York naming the Company, certain former senior executive officers of the Company, and the former Chief Executive Officer of Trident Acquisitions Corp. as defendants.

The Complaint alleges violations of certain federal securities laws and seeks injunctive relief, disgorgement, civil monetary penalties, and other equitable remedies. The allegations relate to conduct occurring primarily between 2020 and mid-2022, including periods prior to and shortly following the Company’s business combination with Trident Acquisitions Corp.

The individuals identified in the Complaint who previously served as executive officers are no longer employed by the Company and have no ongoing affiliation or involvement with the Company. Since mid-2022, the Company has implemented significant changes in executive leadership, governance, and internal controls. The current management team was not involved in the conduct alleged in the Complaint.

The Company has cooperated with the SEC’s investigation and intends to continue its cooperation. While the Company believes the claims asserted against it are without merit and is prepared to defend the matter, it has engaged in non-binding discussions with the SEC regarding a potential resolution. Although no assurances can be provided, the Company believes the matter is nearing resolution and does not currently expect the outcome to have a material adverse effect on its financial condition.

This disclosure does not constitute an admission of liability by the Company or any other party.

Corporate Name Change

On January 23, 2026, the Company announced that it had changed its corporate name from Lottery.com Inc. to Sports Entertainment Gaming Global Corporation to better reflect its strategic focus on the convergence of sports, entertainment, and gaming. The name change became effective on January 27, 2026, following the filing of an amendment to the Company’s certificate of incorporation with the State of Delaware.

In connection with the name change, the Company began operating under the brand “SEGG Media” and updated its corporate identity, including its website and marketing materials. The Company’s common stock continues to trade on the Nasdaq Capital Market under the ticker symbol “SEGG,” and the name change did not affect the Company’s capital structure, trading symbol, or shareholder rights.

Termination of Securities Purchase Agreement with Evergreen Capital Management, LLC

On December 2, 2025, the Company entered into a Securities Purchase Agreement with Evergreen Capital Management, LLC (“Evergreen”), pursuant to which the Company issued a senior secured convertible promissory note with an aggregate principal amount of $2.875 million. The note included an original issue discount of $0.375 million, resulting in net proceeds of $2.5 million to the Company. Funding was structured in two tranches: an initial $0.5 million at closing and $2.0 million upon (i) the effectiveness of a registration statement covering the underlying shares and (ii) receipt of requisite shareholder approval in accordance with Nasdaq Listing Rule 5635. The transaction was completed as a private placement under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

On January 26, 2026, the Company entered into a Termination Agreement with Evergreen pursuant to which the parties agreed to terminate the convertible promissory note and the related Securities Purchase Agreement. The termination became effective upon the issuance of shares of common stock pursuant to Conversion Notice #7, dated January 13, 2026. As a result, the note and the Securities Purchase Agreement are null and void and of no further force or effect, and no additional amounts are due or payable by either party thereunder.

$500,000 was funded by Evergreen in December of 2025 and converted into equity in December 2025 and January 2026. The remaining $2,000,000 was not received and there are no remaining obligations of either party with respect to the $2,000,000.

Federal Case Dismissal

On January 28, 2026, in Lottery.com, Inc. f/k/a AutoLotto, Inc., et al. v. John J. Brier, Jr., et al., Case No. 8:23-cv-2594, the United States District Court for the Middle District of Florida granted, in part, the Company’s renewed motion to dismiss for lack of subject matter jurisdiction, declined to exercise supplemental jurisdiction over the remaining state-law counterclaims, overruled the defendants’ objections to the magistrate judge’s findings and recommendations, and directed that the case be closed.

Simon Lewis Appointment

On February 5, 2026, the Company announced the appointment of Simon Lewis as Chief Executive Officer of Concerts.com and EVP of Entertainment for SEGG Media. In this role, Mr. Lewis will lead the strategic development and commercial rollout of Concerts.com and oversee the Company’s broader entertainment portfolio strategy.

Mr. Lewis brings significant experience in the global live entertainment and media industries, including prior service as President of Live Nation Europe. The appointment supports the Company’s previously disclosed strategy to expand its presence across sports, entertainment, and media platforms, including the development of Concerts.com and related digital assets.

Illegal Trading Lawsuit

On February 10, 2026, the Company announced that it had filed a civil complaint in the District Court of Tarrant County, Texas, Sports Entertainment Gaming Global Corporation v. Virtu Financial Capital Markets LLC, et al., alleging illegal trading activities and market manipulation involving the Company’s securities. The complaint seeks damages of approximately $179 million, along with other relief, against multiple defendants.

The Company alleges that the defendants engaged in unlawful trading practices that adversely impacted the market for the Company’s common stock. The litigation is in its early stages, and the outcome cannot be predicted at this time. The filing of the complaint does not constitute a determination of liability with respect to any party.

Veloce Acquisition

On February 17, 2026, the Company completed the acquisition of a controlling interest in Veloce Media Group Limited (“Veloce”), a digital motorsports, gaming and sports media platform. The acquisition was effected pursuant to a definitive share purchase agreement under which the Company acquired a supermajority ownership position of approximately 68% of the issued and outstanding equity interests of Veloce.

The transaction represents a strategic expansion of the Company’s media and content capabilities, providing immediate scale in audience reach, digital distribution and commercial partnerships. Veloce operates a global media network with a focus on esports, gaming and motorsport content, generating significant monthly digital impressions and audience engagement across multiple platforms.

The consideration for the acquisition consisted primarily of equity issued by the Company, along with certain contingent or deferred elements customary for transactions of this nature. The transaction is subject to customary closing adjustments and post-closing integration activities. The Company is in the process of finalizing the purchase price allocation and accounting for the transaction in accordance with ASC 805, Business Combinations. As such, the initial accounting for the acquisition is incomplete as of the date of issuance of these financial statements.

The Company intends to extend an offer to acquire the remaining equity interests of Veloce, subject to applicable regulatory requirements and shareholder approvals, with the objective of increasing its ownership position over time.

Board Appointments

On February 25, 2026, the Board of Directors of the Company appointed Robert Stubblefield and Daniel Bailey to serve as members of the Board. Mr. Stubblefield was appointed as a Class II director with a term expiring at the Company’s 2027 annual meeting of stockholders or until his successor is duly elected and qualified, and Mr. Bailey was appointed as a Class III director with a term expiring at the Company’s 2028 annual meeting of stockholders or until his successor is duly elected and qualified. Mr. Stubblefield currently serves as the Company’s Chief Financial Officer and Interim Chief Executive Officer and President. Mr. Bailey is the Chief Executive Officer of Veloce Media Group. As previously disclosed in the Company’s Current Report on Form 8-K filed on February 23, 2026, Mr. Bailey was a party to the Share Purchase Agreement entered into in connection with the Company’s acquisition of a controlling interest in Veloce, and the transaction constituted a related party transaction under Item 404(a) of Regulation S-K. Other than as previously disclosed, the Company has not identified any additional related party transactions with Mr. Bailey requiring disclosure under Item 404(a) of Regulation S-K.

Predictive Markets

On April 24, 2026, the Company announced the formation of Sports Predicts Limited, a wholly owned subsidiary, to develop and operate “Sports.com Predict,” a prediction markets offering intended to be integrated into the Company’s Sports.com platform.

The Company believes the initiative aligns with its broader strategy to expand monetization opportunities across its digital ecosystem by introducing interactive, engagement-driven features. Once developed and launched, Sports.com Predict is expected to enhance user engagement and create incremental, scalable revenue opportunities within the Sports.com platform. The global prediction markets sector has experienced significant recent growth, and the Company intends to position this offering to participate in that expanding market, subject to applicable regulatory considerations.

On April 27, 2026, Sports Predicts Limited, a subsidiary of the Company, entered into a Partnership and Integration Agreement with Blockratize Inc. (d/b/a Polymarket) pursuant to which the Company will integrate Polymarket’s decentralized prediction markets technology into the Sports.com platform. Under the agreement, Polymarket will provide application programming interfaces, software development kits and related infrastructure to support the integration of prediction market products within the Sports.com ecosystem. The agreement provides for the sharing of net transaction fee revenue generated from users of the platform and grants Polymarket exclusivity as the Company’s provider of prediction markets technology during the term of the agreement. The agreement has an initial term through June 30, 2029, unless terminated earlier in accordance with its terms. The Company began allowing users to purchase contracts on June 10, 2026.

Amorua Global Securities Purchase Agreement

On May 26, 2026, the Company entered into a Securities Purchase Agreement with Amorua Global, Inc. pursuant to which the Company issued an unsecured convertible promissory note with an original principal amount of $3.5 million. The note bears interest at a rate of 12% per annum, matures twenty-four months from issuance and was issued with an original issue discount of 15%. Subject to the terms of the note, outstanding principal and accrued interest may be converted into shares of the Company’s common stock at a variable conversion price based on market prices of the Company’s common stock, subject to certain adjustments and a 9.99% beneficial ownership limitation. The Company intends to use the net proceeds for general corporate purposes, including the repayment of certain existing indebtedness. In connection with the financing, the Company agreed to file a registration statement covering the resale of shares issuable upon conversion of the note.

Alumni Capital Notice of Default

On June 18, 2026, the Company received a notice from Alumni Capital LP (“Alumni”), the holder of an unsecured convertible promissory note issued pursuant to a Securities Purchase Agreement dated March 16, 2026. In the notice, Alumni alleged that certain events of default had occurred under the applicable transaction documents, including alleged failures relating to registration obligations and periodic reporting requirements, and demanded redemption of the outstanding note at an asserted redemption price of approximately $4.4 million, plus other amounts that Alumni contends may be due under the transaction documents.

The notice further states that Alumni may pursue legal remedies if the amounts demanded are not paid. The Company is evaluating Alumni’s claims, its rights and obligations under the transaction documents, and potential defenses, and is engaged in discussions with Alumni regarding the matter. As of the date of issuance of these financial statements, no conclusion has been reached regarding the ultimate outcome of this matter. Accordingly, the Company cannot reasonably estimate the amount or range of any potential loss, if any, that may result from the resolution of this matter.

Virtu Financial Capital Markets LLC, Virtu Americas LLC, GTS Securities, LLC and G1 Execution Services, LLC Action

On February 10, 2026, the Company commenced litigation in the District Court of Tarrant County, Texas against Virtu Financial Capital Markets LLC, Virtu Americas LLC, GTS Securities, LLC and G1 Execution Services, LLC alleging violations of state and federal securities laws arising from alleged manipulative trading activity affecting the Company’s common stock. The complaint seeks monetary damages, attorneys’ fees, costs, interest and other available relief. The Company will continue to evaluate developments in the litigation and disclose material updates as appropriate.

White Diamond Research LLC and Adam Gefvert Civil Action

On June 26, 2026, the Company filed a civil action in the District Court of Tarrant County, Texas against White Diamond Research LLC and Adam Gefvert. The complaint alleges, among other things, business disparagement and other claims arising from statements and publications made by the defendants concerning the Company and its business. The Company seeks monetary damages, injunctive and other equitable relief, attorneys’ fees where recoverable, costs, and such other relief as the court may deem appropriate.

The Company believes the claims asserted in the action are meritorious and intends to prosecute the matter vigorously. Because the litigation is in its preliminary stages, the ultimate outcome cannot be predicted, and the Company is unable to reasonably estimate any potential recovery, if any. Accordingly, no asset has been recognized in the accompanying financial statements related to this matter.

USA TODAY Litigation

On July 6, 2026, the Company commenced litigation in the District Court of Tarrant County, Texas against USA TODAY Co., Inc. (formerly Gannett Co., Inc.), and certain affiliated entities relating to an Advertising Agreement executed in December 2016. The complaint alleges that the defendants have refused to recognize or permit the Company’s use of the remaining advertising inventory available under the agreement despite the Company’s efforts since 2024 to exercise its contractual rights. The Company is seeking declaratory relief, damages, and other available remedies. As of the date these financial statements were issued, the litigation remains in its preliminary stages, and no estimate of any potential recovery can be made.

F-29

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

See “Item 14. Principal Accounting Fees and Services.”

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures for Legacy Matter

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

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Securities Exchange Act of 1934, as amended, management, with the participation of the Company’s Audit Committee and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting for the period ended December 31, 2025.

As previously disclosed, the Company identified material weaknesses in its internal control over financial reporting, including (i) a lack of a sufficient number of personnel with appropriate technical expertise to account for complex or non-routine transactions, (ii) deficiencies in the design and operating effectiveness of policies and procedures related to the review, supervision and monitoring of the Company’s accounting and financial reporting functions, (iii) challenges in the timely completion of the financial close process, and (iv) incomplete segregation of duties across certain transaction cycles and processes.

These material weaknesses arose during a prior period and reflect a legacy control environment that did not keep pace with the Company’s operational complexity and public company reporting requirements. Since that time, the Company has taken decisive actions to stabilize and rebuild its financial reporting infrastructure.

During the period ended December 31, 2025, the Company continued to execute against a structured remediation plan focused on accountability, discipline, and scalability. Key actions include strengthening the finance and accounting organization through targeted hiring and the engagement of external technical experts, implementing formalized policies and procedures and enhancing review and supervisory controls, and introducing a more rigorous and structured financial close process. The Company has also made progress in improving segregation of duties and implementing compensating controls, while investing in systems, processes, and governance frameworks designed to support long-term growth.

These efforts are part of a broader transformation initiative to align the Company’s control environment with the expectations of a Nasdaq-listed company and to support a disciplined, execution-focused operating model. Management believes that the remediation actions undertaken to date are materially improving both the design and operating effectiveness of internal controls and are establishing a durable foundation for consistent, timely, and transparent financial reporting.

We have identified a potential material weakness in our internal control over financial reporting related to the concentration of authority resulting from our Chief Financial Officer also serving as Interim Chief Executive Officer. This dual role may impair the effective segregation of duties and oversight functions that are fundamental to a robust control environment, particularly with respect to the review and approval of significant transactions, financial reporting, and management judgments. While we have implemented certain compensating controls, including enhanced involvement of the Chairman and other members of our Board of Directors and Audit Committee in key decisions and financial reporting oversight, these measures may not fully mitigate the risk associated with this concentration of responsibilities. Accordingly, we have concluded that this represents a potential material weakness in our internal control over financial reporting. We are in the process of evaluating and implementing remediation measures, including the appointment of additional qualified personnel and the enhancement of governance and review procedures, to address this issue.

Except as otherwise described herein, there were no changes in the Company’s internal control over financial reporting during the period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the material weaknesses described above have not yet been fully remediated. Management expects continued progress as these enhancements are fully implemented and demonstrate sustained effectiveness over successive reporting periods.

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

While internal controls can provide only reasonable assurance, management is committed to completing the remediation process and maintaining a best-in-class control environment that supports long-term shareholder value, operational discipline, and financial transparency.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth certain information, as of the date of this report, concerning the directors and officers of the Company.

Name	Age	Position
Executive Officers
Robert Stubblefield (2)	62	Chief Financial Officer, Interim President, Interim Chief Executive Officer, and Secretary
Gregory Potts	55	Chief Operating Officer
Daniel Bailey(3)	35	Chief Commercial Officer
Jack Clarke	38	Chief Strategy Officer
Non-Employee Directors
Marc Bircham(2)	47	Director and Chairperson of the Board
Christopher Gooding(1)	68	Director
Warren Macal(1)	50	Director
Paul S. Jordan(2)	66	Director
Tamer T. Hassan(3)	58	Director

(1)	Class I director, with a term expiring at the annual meeting of Shareholders to be held in 2026.
(2)	Class II director, with a term expiring at the annual meeting of Shareholders to be held in 2027.
(3)	Class III director, with a term expiring at the annual meeting of Shareholders to be held in 2028.

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

Gregory Potts has more than 25 years of strategic growth and marketing experience, including the successful implementation of growth strategies for consumer brands and their channel affiliates. Prior to being appointed as COO, he most recently served as Global Vice President of Affiliate Success at Lottery.com. He has served in leadership roles for several organizations ranging from SMEs to multi-billion corporations. His successful career covers a diverse set of industries including consumer and B2B technology; syndicated data; and not-for-profit development. He currently is a trustee of WinTogether.org and sits on the board of Medios Electrónicos Y De Comunicación, S.A.P.I. de CV and serves as Chairman of the American Advertising Federation Lexington chapter.

Daniel Bailey has over ten years of experience in the motorsport and sports commercial sectors. Prior to joining the Company, he held senior roles at Veloce Esports Ltd., where he contributed to the company’s growth through the development of commercial partnerships, the structuring of strategic transactions, including the acquisition of Quadrant, and participation in multiple capital raising activities. Over the course of his career, Mr. Bailey has been involved in generating more than $53 million in commercial partnerships and has worked with a range of global brands and rights holders, including Formula 1, VISA, Ferrari, McLaren, Mercedes, E.ON, Tencent, Sotheby’s, and Deutsche Bank. Earlier in his career, Mr. Bailey worked within the commercial division of IMG Motorsports and co-founded MPA, a marketing agency, where he continues to serve as a director.

Jack Clarke began his career as a professional racing driver, achieving wins and podium finishes in international racing series, including FIA Formula 2. In 2015, he transitioned into business roles within the sports and media industry, including experience with a sports technology investment fund and IMG. Mr. Clarke is a co-founder of Veloce, where he contributed to the development of its esports and digital media operations and supported the growth of its media network to over 600 million monthly views. Throughout his tenure at Veloce, Mr. Clarke has been involved in commercial strategy, content development, and partnership initiatives.

Marc Bircham is a seasoned executive, entrepreneur, and former international footballer with a dynamic career that spans professional sports, business development, and strategic leadership. Widely known as a Queens Park Rangers icon, Marc earned 21 caps for Canada and played over 300 games at the professional level. Beyond the pitch, he has built a respected reputation as a forward-thinking leader with deep commercial insight. As Director of Sports.com, Marc has spearheaded international growth, led complex acquisition projects, and forged high-value partnerships across the sports and entertainment industries. Bircham brings not only his global network and football expertise, but also a proven track record in entrepreneurial execution and board-level strategy.

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

Warren Macal is the Managing Director at Prosperity Investment Management (“PIM”) and the head of its PIM Motorsport Investment Division. He brings more than 15 years of extensive experience in wealth management and strategic financial planning to the Company. Specializing in the financial needs of high-net-worth individuals and professional athletes, particularly in the motorsports arena, his expertise will be invaluable as SEGG Media continues to expand its global reach and product offerings and develops its Sports.com brand.

Our Executive Officers

Mr. Stubblefield, our Chief Financial Officer (“CFO”), Interim Chief Executive Officer and Interim President, serves at the discretion of our Board and holds office until his successor is duly appointed or until his earlier resignation or removal.

Mr. Potts, our Chief Operating Officer (“COO”) serves at the discretion of our Board and holds office until his successor is duly appointed or until his earlier resignation or removal.

Mr. Bailey, our Chief Commercial Officer (“CCO”) serves at the discretion of our Board and holds office until his successor is duly appointed or until his earlier resignation or removal.

Mr. Clarke, our Chief Strategy Officer (“CSO”) serves at the discretion of our Board and holds office until his successor is duly appointed or until his earlier resignation or removal.

Board Composition

Our Board consists of seven directors. Each of our current directors will continue to serve as a director until the election and qualification of his successor or until his earlier death, resignation, or removal. The authorized number of directors may be changed by resolution of our Board. Vacancies on our Board may be filled by resolution of our Board.

Our Board consists of Marc Bircham Christopher Gooding, Paul S. Jordan, Tamer T. Hassan, Robert J. Stubblefield, Daniel Bailey and Warren Macal, with Mr. Bircham acting as chairman of the Board.

Our Board has affirmatively determined that each of Messrs. Gooding, Jordan, Hassan and Macal is an “independent director” under the Nasdaq listing rules applicable to board members. For more details, see the section entitled “Independence of our Board.”

Our Board is divided into three classes with only one class of directors being elected in each year, and with each class serving a three-year term:

●	our Class I directors are Mr. Gooding and Mr. Macal, and their terms will expire at the 2026 annual meeting of stockholders;

●	our sole Class II directors are Mr. Bircham, Mr. Jordan and Mr. Stubblefield, whose terms will expire at the 2027 annual meeting of stockholders; and

●	our Class III directors are Mr. Bailey and Mr. Hassan, and their terms will expire at the 2028 annual meeting of stockholders.

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

Board Committees

Our Board has three standing committees: an Audit Committee a Compensation Committee, and a Nominating and Corporate Governance Committee. Each of the committees reports to the Board as it deems appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below. In the future, our Board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Audit Committee

There are three members of our Board who serve as members of our Audit Committee, Messrs. Gooding, Hassan and Macal. Mr. Gooding is the chairman of our Audit Committee. All members of the Audit Committee are “independent” in accordance with the Nasdaq Rules (as defined below) and rules of the U.S. Securities and Exchange Commission (the “SEC”) applicable to boards of directors in general and Audit Committee members in particular. The Board has determined that each member of the Audit Committee is “financially literate” within the meaning of the Nasdaq Rules because each member is able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement. In addition, the Board has determined that Mr. Gooding qualifies as an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K, and therefore, also satisfies the “financial sophistication” requirement in accordance with Nasdaq Rule 5605(c)(2)(A). The Board reached its conclusion as to Mr. Gooding qualifications based on, among other things, his business background.

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

Compensation Committee

The members of our Compensation Committee are Messrs. Hassan, Gooding and Macal. Mr. Hassan is the chairman of our Compensation Committee. All members of the Compensation Committee are “independent” in accordance with the Nasdaq Rules and SEC rules applicable to boards of directors in general and compensation committees in particular. In addition, at least two members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.

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

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee (“NCG Committee”) are Messrs. Gooding, Jordan and Hassan. Mr. Gooding is the chairman of our NCG Committee. All members of the NCG Committee are “independent” in accordance with the Nasdaq Rules and SEC rules applicable to boards of directors in general and nominating committees in particular.

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

Code of Business Conduct and Ethics and Corporate Governance Guidelines

Corporate Governance Guidelines. The Board has adopted Corporate Governance Guidelines designed to support effective oversight and independent decision-making with respect to the Company’s business and affairs Gorman v. Salamone, 2015 Del. Ch. LEXIS 202, Spradlin v. E. Coast Miner, LLC (In re Licking River Mining, LLC), 599 B.R. 552. The Guidelines address, among other matters, Board and committee composition, director selection and performance evaluation practices, Board meeting practices, director qualifications and expectations (including continuing education), and management succession planning, including CEO succession.

Code of Business Conduct and Ethics. The Company maintains a Code of Business Conduct and Ethics applicable to all directors, officers, and employees, including the Chairperson, Chief Executive Officer, and other members of management. The Code establishes standards for ethical conduct, including conflicts of interest, compliance with applicable laws and regulations, accurate and timely disclosures, protection and proper use of Company assets, and mechanisms for reporting suspected illegal or unethical conduct.

The Code is intended to satisfy the requirements applicable to a public company code of ethics disclosure framework under federal securities disclosure rules. Any amendment to, or waiver of, the Code applicable to senior executive or senior financial leadership roles will be disclosed in accordance with applicable federal securities disclosure requirements, including, where permitted, by posting the information on the Company’s website rather than filing a current report.

Amendments to the Code must be approved by the Board and, except for technical, administrative, or non-substantive changes, will be promptly disclosed through the Company’s website disclosure practices. A copy of the Code is available without charge upon written request directed to the Company’s corporate headquarters, attention: Compliance Manager.

Delinquent Section 16(a) Reports

Federal securities law requires certain insiders—executive officers, directors, and beneficial owners of more than a specified threshold of a registered class of equity securities—to file initial ownership reports and reports of changes in ownership with the securities regulator. Based on a review of available filings and written representations from executive officers and directors, the Company believes that certain executive officers and directors did not timely comply with these reporting obligations during the fiscal year ended December 31, 2024. The Company further states that, as of the date of this disclosure, all executive officers and directors are currently in compliance with the applicable filing requirements.

Item 11. Executive Compensation.

This section describes the material components of the executive compensation program for the Company’s named executive officers for fiscal year 2025. The discussion may include forward-looking statements reflecting current plans and expectations regarding future compensation practices, and actual future programs may differ materially from those described.

As an emerging growth company, the Company has elected to provide executive compensation disclosure consistent with the scaled disclosure framework available to smaller reporting companies, which generally requires disclosure for the principal executive officer and the next two most highly compensated executive officers.

Introduction

The stated objectives of the executive compensation program are to attract and retain talented executives to manage and lead the Company. For fiscal year 2025, the Company identifies the following individuals as named executive officers: (i) Robert Stubblefield, Interim Chief Executive Officer (effective November 30, 2025), and Matthew McGahan, former Chief Executive Officer (through November 30, 2025); and (ii) Gregory Potts, Chief Operating Officer, and Robert Stubblefield, Chief Financial Officer.

Summary Compensation Table

The following table provides summary information concerning compensation of our named executive officers for services rendered to us during the years noted.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary(1)	Bonus(3)	Awards(2)	Awards	Compensation	Compensation(4)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Matthew McGahan, CEO	2024	550,000	275,000	385,000	195,000	-	-	1,405,000
	2025	554,583	-	-	-	-	-	554,583
Robert Stubblefield, CFO	2024	302,500	75,625	133,000	146,250	-	-	657,375
	2025	346,688	108,396	75,000	-	-	-	530,084
Gregory Potts, COO	2024	250,000	55,000	35,000	48,750	-	-	388,750
	2025	302,500	48,400	75,000	-	-	-	425,900

(1)	Amounts reflect the pro-rated portion of the NEO’s base salary earned during the fiscal year presented based on time in the role.
(2)	USD value of stock awards. Amount represents the aggregate grant date fair value of common stock share awards made to the named executive officer computed in accordance with Financial Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“Topic 718”). As required by SEC rules, awards are reported in the year of grant. For more information, see “Narrative Disclosure to Summary Compensation Table — Supplemental Table” below.
(3)	Refers to any annual bonus, each of which is subject to the approval of the Compensation Committee of the Board.
(4)	The Company is investigating any potential U.S. tax consequences as the result of Company employees or directors who resided for extended periods of time at the Company’s Boca Raton, Florida, campus while conducting business. As appropriate, individual tax assessments are being determined and will be applied according to U.S. tax law

Narrative Disclosure to Summary Compensation Table

Equity Awards

The Company maintains the 2021 Equity Incentive Plan (the “2021 Plan”), which was adopted in connection with the Company’s business combination and subsequently amended and restated on December 21, 2021. The 2021 Plan provides for the grant of equity-based awards, including stock options, restricted stock, restricted stock units and other stock-based awards, to employees, directors and consultants of the Company and its affiliates.

Shares of the Company’s common stock issuable under the 2021 Plan have been registered pursuant to a registration statement on Form S-8 filed with the Securities and Exchange Commission. The number of shares reserved for issuance under the 2021 Plan is subject to adjustment in the event of stock splits, recapitalizations and similar transactions, and may include an “evergreen” provision pursuant to which the share reserve may be increased periodically as provided in the 2021 Plan.

Fiscal 2025

During 2025 there were no S-8 common stock grants to our executive officers.

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

Cash Compensation

Base Salary

Base salaries are generally set at levels deemed necessary to attract and retain our executives. We provide each named executive officer with a base salary for the services that the executive officer performs for us. This compensation component constitutes a stable element of compensation while other compensation elements may be variable. Base salaries are generally reviewed annually and may be increased based on any number of factors at the discretion of the Compensation Committee, including the individual performance of the named executive officer, company performance, any change in the executive’s position within our business, the scope of their responsibilities and market data. For fiscal 2025 and 2024, the amounts earned by our named executive officers are shown in the Summary Compensation Table above.

Bonuses

In addition to base salaries, the named executive officers may receive discretionary annual bonuses, guaranteed or retention bonuses at the discretion of the Compensation Committee.

Retirement Benefits, and Termination and Change in Control Provisions on December 31, 2025 and 2024

There were no pension or retirement benefits pursuant to any existing plan provided or contributed to by the Company or any of its subsidiaries. In addition, there were no termination and change in control provisions in effect for our NEOs.

Outstanding Equity Awards on December 31, 2025

There were no equity awards to executive officers in 2025.

Of our executive officers, Matthew McGahan, CEO, Robert Stubblefield, CFO and Gregory Potts, COO, each received equity awards in 2024. Matthew McGahan, CEO, received a 125,000 share common stock grant, Robert Stubblefield, CFO, received 25,000 shares of common stock and Gregory Potts, COO, received 25,000 shares of common stock.

DIRECTOR COMPENSATION

On July 14, 2023, our Board reconfirmed a Non-Employee Director Compensation program providing for a cash fee of $6,000 USD per month per director ($72,000 USD per year). Such plan is a continuation of the Non-Employee Director Compensation program that was established and approved by the previous Board of Directors. Total cash fees paid to our directors under this program during fiscal 2025 and fiscal 2024 were $42,000 and $15,000, respectively.

The following table sets forth the total compensation earned by each of our directors for their service on the Board during fiscal 2025:

	Directors Fees
	Earned	Stock Awards	Total
Name(1)	($)(8)	($)	($)(9)
Matthew McGahan (2)	72,000	-0-	72,000
Marc Bircham(3)	130,918	-0-	130,918
Christopher Gooding (4)	137,000	-0-	137,000
Paul S. Jordan (5)	137,000	-0-	137,000
Tamer T. Hassan (6)	137,000	-0-	137,000
Warren Macal (7)	137,000	-0-	137,000

(1)	Represents all directors who served on our Board during fiscal 2025. Amounts accrued per director may include an $85,000 USD initial fee earned after 3 months of service, which is to be paid in stock. During 2025, this fee was earned by Mr. Bircham and during 2024 this fee was only earned by Mr. Macal.
(2)	Mr. McGahan was appointed to our Board on October 19, 2022, and served as a non-employee director until his initial appointment as Interim CEO, on July 20, 2023. During said time, compensation for Mr. McGahan was accrued for his service on the Board during fiscal 2023 and 2024 at the rate of $6,000 per month as for any other director. No stock was awarded to him pertaining to his role as a non-employee director, stock was only granted in relation to his role as CEO of the Company. Board fees for Mr. McGahan were accrued at $6,000 per month during 2025.
(3)	Mr. Bircham was appointed to our Board on May 13, 2025. Compensation for Mr. Bircham was accrued for his service on the Board on a pro-rated basis for time in the role during 2025 at the rate of $6,000 per month. In 2025 Mr. Bircham was also eligible for the initial director fee in the amount of $85,000.
(4)	Mr. Gooding was appointed to our Board on August 10, 2023 and compensation for his service was accrued at the rate of $6,000 per month on a pro-rated basis during 2023, and for each month in 2024 and 2025.
(5)	Mr. Jordan was appointed to our Board on July 20, 2023 and compensation for his service was accrued at the rate of $6,000 per month on a pro-rated basis during 2023, and for each month in 2024 and 2025.
(6)	Mr. Hassan was appointed to our Board on July 20, 2023 and compensation for his service was accrued at the rate of $6,000 per month on a pro-rated basis during 2023, and for each month in 2024 and 2025.
(7)	Mr. Macal was appointed to our Board on April 29, 2024 and compensation for his service was accrued at the rate of $6,000 per month on a pro-rated basis during 2024, and for each month in 2024 and 2025. In 2024 Mr. Macal was also eligible for the initial director fee in the amount of $85,000.
(8)	Of the aggregate total accrued for our Board during 2025 and 2024, of the “Director’s Fee Earned”, only $42,000 of the accrual was paid in cash on June 12, 2025 and only $15,000 of the accrual was paid in cash on February 16, 2024.

Compensation Committee Interlocks and Insider Participation

None of the individuals who served as a member of the Compensation Committee during fiscal 2025 is, or has ever been, an officer or employee of the Company or any of its subsidiaries or has or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. In addition, during the last fiscal year, no executive officer of the Company served as a member of the board of directors or the compensation committee of any other entity that has or has had one or more executive officers serving on our Board or our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows information with respect to the beneficial ownership of our common stock as of December 31, 2025, for:

●	each person known to us to own beneficially 5% or more of our outstanding common stock;

●	each of our directors or director nominees;

●	each of our NEOs; and

●	all of our directors and executive officers as a group.

As of December 31, 2025, there were 7,065,813 shares of our common stock outstanding. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them as of December 31, 2025:

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

	AMOUNT AND	PERCENT OF
	NATURE OF	COMMON
DIRECTORS, NAMED EXECUTIVE OFFICERS AND STOCKHOLDERS (1)	BENEFICIAL OWNERSHIP	STOCK OUTSTANDING
OFFICERS AND DIRECTORS
Matthew McGahan, CEO(former), Director(former)	443,773	6.28%
Robert Stubblefield, CFO and Interim CEO	213,318	3.02%
Greg Potts, COO	174,099	2.46%
Marc Bircham, Chairman	235,952	3.34%
Christopher Gooding, Director	191,834	2.71%
Tamer T. Hassan, Director	94,286	1.33%
Paul S. Jordan, Director	109,095	1.54%
Warren Macal, Director	89,255	1.26%

DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (EIGHT PERSONS)	1,491,612	21.11%

(1) The business address of each of these stockholders is c/o SEGG Media, 5049 Edwards Ranch Road, 4th Floor, Fort Worth, TX 76109.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2025.

	Number of		Number of
	Securities to be	Weighted	Securities
	Issued Upon	Average	Remaining
	Exercise of	Exercise Price	Available for
	Outstanding	of Outstanding	Future Issuance
	Options,	Options,	Under Equity
	Warrants and	Warrants and	Compensation
	Rights	Rights	Plans
Equity Compensation plans approved by security holders(1)a	—	—	86,483

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

On October 7, 2022, the Audit Committee approved the engagement of Yusufali & Associates, LLC (“Yusufali”) as the Company’s independent registered public accounting firm, effective immediately, for the fiscal year ended December 31, 2022. Yusufali continued its engagement for the Company as its independent registered public accounting firm for 2023 and for the quarters ended March 31 and June 30 2024. Yusufali resigned as independent accountants on November 15, 2024 and Boladale Lawal & Co (“Boladale”) was appointed effective for the reporting period ended September 30, 2024 and remains the Company’s independent registered public accounting firm. The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2025 and December 31, 2024 by the independent accounting firms:

	2025	2024
Audit Fees(1)	$100,000	$170,000
Audit-Related Fees(2)	45,000	65,000
Tax Fees	—	—
All Other Fees(3)	—	—
Total:	$145,000	$235,000

(1)	Audit Fees represent the aggregate fees billed for professional services rendered for the audits of the annual financial statements, for the audits of certain of our subsidiaries and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings. In 2024, Boladale performed a reaudit of the financial statements for the year ended December 31, 2023 as a result of the resignation of Yusufali for $80,000, as well as an audit of the financial statements for the year ended December 31, 2024 for $90,000. Boladale has also audited the financial statements for the year ended December 31, 2025 for $100,000.

(2)	Audit-Related Fees represent the aggregate fees billed for assurance and other services related to the performance of review of our consolidated quarterly financial statements that are not reported under heading (1) above. These services may include due diligence related to mergers and acquisitions and consultation concerning financial accounting and reporting standards. In particular, Yusufali reviewed financial statements for March 31 and June 30, 2024. Boladale reviewed financial statements for September 30, 2024 and for March 31, June 30, and September 30, 2025

(3)	All Other Fees represent fees billed for all other services.

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

(2) Exhibits

The exhibits listed below are filed as part of this Report or incorporated herein by reference to the location indicated.

Exhibit
Number	Description
2.1†	Business Combination Agreement, dated as of February 21, 2021, by and among Trident Acquisitions Corp., Trident Merger Sub II Corp., and AutoLotto, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, on February 23, 2021).
3.1**	Amended and Restated Certificate of Incorporation of Lottery.com Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K filed on January 30, 2026).
3.2**	Amended and Restated Bylaws of Lottery.com Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 4, 2021).
4.1**	Warrant Agreement, dated as of May 29, 2018, between TDAC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of Form 8-K filed on June 4, 2018).
4.2**	Description of Capital Stock (incorporated by reference to Exhibit 4.2 of Form 10-K filed on April 1, 2022).
10.1**	Letter Agreement among Trident Acquisitions Corp., Trident Acquisitions Corp.’s officers, directors and stockholders (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-223655) filed on May 21, 2018).
10.2**	Stock Escrow Agreement between Trident Acquisitions Corp., Continental Stock Transfer & Trust Company and the initial stockholders of Trident Acquisitions Corp (incorporated by reference to Exhibit 10.3 on Form 8-K, filed on June 4, 2018).
10.5**	Investor Rights Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.12 on Form 8-K filed on November 4, 2021).
10.6**	Initial Stockholder Forfeiture Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.13 on Form 8-K filed on November 4, 2021).
10.14#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 on Form 8-K filed on November 4, 2021).
10.15#	AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.8 on Form 8-K filed on November 4, 2021).
10.16#	Form of Restricted Stock Award Agreement under the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.9 on Form 8-K filed on November 4, 2021).
10.17#	Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.7 on Form S-4 (Reg. No. 333- 257734), filed on October 5, 2021).
10.18#	Form of Option Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.18 on Form 10-K filed on April 1, 2022).
10.19#	Form of Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.19 on Form 10-K filed on April 1, 2022).
10.20#	Form of Director Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.20 on Form 10-K filed on April 1, 2022).
10.21#	Resignation and Release Agreement, dated July 22, 2022, by and between Lottery.com and Lawrence Anthony DiMatteo III (incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 22, 2022).
10.24**	Loan Agreement (Deed), dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as lender (incorporated by reference to Exhibit 10.24 of Form 10-K/A filed on May 10, 2023).
10.25**	Loan Agreement Deed, Debenture Deed and Securitization, dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as security holder (incorporated by reference to Exhibit 10.25 of Form 10-K/A filed on May 10. 2023)
10.26****	Amended and Restatement Loan Agreement and Deed, dated August 8, 2023, between Lottery.com and United Capital Investments London Limited as lender (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on August 22, 2023)
10.27**	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 24, 2023)
10.28**	Business Loan Agreement dated January 4, 2022, between AutoLotto, Inc. and The Provident Bank (incorporated by reference to Exhibit 10.1 on Form 10-Q filed on May 22, 2023).
10.29**	$30,000,000 Promissory Note dated January 4, 2022, between AutoLotto, Inc. and The Provident Bank (incorporated by reference to Exhibit 10.2 on Form 10-Q filed on May 22, 2023).
10.30**	Amendment and Restatement Agreement in respect of Loan Agreement (Deed) dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd. (incorporated by reference to Exhibit 10.28 of Form 10-K filed on June 15, 2023)
10.31**	Share Purchase and Sale Agreement between Lottery.com and DotCom Ventures Inc. dated July 22, 2025 (incorporated by reference to Exhibit 10.40 of Form 10-Q filed on August 19, 2025)
10.32*	Asset Purchase Agreement between Lottery.com and Galaxy Racer Holdings Limited dated July 30, 2025
10.33*	Share Purchase Agreement between Lottery.com and Plusevo Ltd dated March 12, 2025
10.40**	Stock Purchase Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated November 16, 2024. (incorporated by reference to Exhibit 10.27 of Form 10-Q filed on November 20, 2025)
10.41**	Amended -Stock Purchase Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated as of June 16, 2025. (incorporated by reference to Exhibit 10.35 of Form 10-Q filed on November 20, 2025)
10.42**	Short-term Convertible Note Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025. (incorporated by reference to Exhibit 10.40 of Form 10-Q filed on November 20, 2025)
10.43**	Common Stock Purchase Warrant Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025. (incorporated by reference to Exhibit 10.41 of Form 10-Q filed on November 20, 2025)
10.44**	Registration Rights Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025. (incorporated by reference to Exhibit 10.42 of Form 10-Q filed on November 20, 2025)
10.45**	Securities Purchase Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025 (incorporated by reference to Exhibit 10.43 of Form 10-Q filed on November 20, 2025)
10.46**	Asset Purchase Agreement Between Lottery.com Inc. and Galaxy Racer Holdings Limited dated July 30, 2025 (incorporated by reference to Exhibit 10.6 of Form 10-Q filed on August 19, 2025)
10.50**	Nook Holdings Share Purchase Agreement (incorporated by reference to Exhibit 10.50 of Form 10-K/A filed on June 6, 2024)
10.51**	Amendment 1 to Nook Holdings Share Purchase Agreement (incorporated by reference to Exhibit 10.51 of Form 10-K/A filed on June 6, 2024)

10.52*	Amendment 2 to Nook Holdings Share Purchase Agreement
10.60**	Securities Purchase Agreement Between Lottery.com Inc. and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.60 of Form 8-K filed on December 4, 2025)
10.61**	Senior Secured Promissory Note Between Lottery.com Inc. and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.61 of Form 8-K filed on December 4, 2025)
10.62 **	Loan Agreement, dated as of July 26, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 1, 2023).
10.63**	Amendment and Restatement Agreement in respect of Loan Agreement (Deed), dated as of June 12, 2023, between Lottery.com and Woodford Eurasia Assets Ltd. (incorporated by reference to Exhibit 10.28 of Form 10-K filed on June 15, 2023).
10.64**	Amended and Restated Loan Agreement, dated as of August 8, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on August 22, 2023).
10.65**	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 24, 2023).
10.66*	Termination Letter for Loan Agreement with United Capital Investments Limited dated January 20, 2026
10.67*	Termination Letter for Securities Purchase Agreement with Evergreen Capital Management, LLC dated January 26, 2026.
10.70**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and Daniel Bailey for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.70 on Form 8-K/A filed on May 5, 2026)
10.71**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and Darryl Eales for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.71 on Form 8-K/A filed on May 5, 2026)
10.72**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and Andrew Webb for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.72 on Form 8-K/A filed on May 5, 2026)
10.73**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and James Maclaurin for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.73 on Form 8-K/A filed on May 5, 2026)
10.74**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and Jack Clarke for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.74 on Form 8-K/A filed on May 5, 2026)
10.75**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and MPA Creative Limited for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.75 on Form 8-K/A filed on May 5, 2026)
10.76**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and Crimson Swordblade Limited for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.76 on Form 8-K/A filed on May 5, 2026)
10.80**	Placement Agency Agreement dated January 16, 2026, between Lottery.Com Inc. and Dawson James Securities Inc. (incorporated by reference to Exhibit 1.1 of Form 8-K filed on January 20, 2026).
10.81**	Securities Purchase Agreement dated January 16, 2026, between Lottery.Com Inc. and Dawson James Securities Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 20, 2026).
10.82**	Common Stock Equity Distribution Agreement, dated February 18, 2026, by and between Sports Entertainment Gaming Global Corporation and Dawson James Securities, Inc. (incorporated by reference to Exhibit 1.1 of Form 8-K filed on February 19, 2026).
10.83**	Placement Agency Agreement, dated March 16, 2026, by and between Sports Entertainment Gaming Global Corporation and Dawson James Securities, Inc. (incorporated by reference to Exhibit 1.1 of Form 8-K filed on March 18, 2026).
10.84**	Securities Purchase Agreement, dated March 16, 2026, by and between Sports Entertainment Gaming Global Corporation and the Purchasers. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 18, 2026).
10.85**	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 18, 2026).
10.86**	Registration Rights Agreement, dated March 16, 2026, by and between Sports Entertainment Gaming Global Corporation and the Purchasers (incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 18, 2026).
21.1*	List of Subsidiaries of Lottery.com Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2^	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

^	Furnished herewith.
**	Incorporated by reference

†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission. any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.
#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sports Entertainment Gaming Global Corporation.

Date:	July 10, 2026	By:	/s/ Robert J. Stubblefield
		Name:	Robert J. Stubblefield
		Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Stubblefield	Interim Chief Executive Officer and Director	July 10, 2026
Robert J. Stubblefield	(Principal Executive Officer)

/s/ Marc Bircham	Chairman of the Board	July 10, 2026
Marc Bircham

/s/ Dan Bailey	Director	July 10, 2026
Dan Bailey

/s/ Christopher Gooding	Director	July 10, 2026
Christopher Gooding

	Director	July 10, 2026
Paul S. Jordan

/s/ Tamer T. Hassan	Director	July 10, 2026
Tamer T. Hassan

/s/ Warren Macal	Director	July 10, 2026
Warren Macal

