Form 10-K/A
period 2025-12-31
Sports Entertainment Gaming Global Corp
filed 2026-07-31
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

EXPLAINITORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Sports Entertainment Gaming Global Corporation (the "Company") for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission on July 10, 2026 (the "Original Filing"). This Amendment is being filed solely to amend and restate Item 15 of Part IV of the Original Filing to include, by incorporation by reference, a copy of the Company's Executive Clawback Policy adopted in compliance with Section 10D of the Securities Exchange Act of 1934, as amended, and the applicable listing standards.

No other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing, except as required to reflect the amendment described above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's other filings with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(2) Exhibits

The exhibits listed below are filed as part of this Report or incorporated herein by reference to the location indicated.

Exhibit
Number	Description
2.1†	Business Combination Agreement, dated as of February 21, 2021, by and among Trident Acquisitions Corp., Trident Merger Sub II Corp., and AutoLotto, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K, on February 23, 2021).
3.1**	Amended and Restated Certificate of Incorporation of Lottery.com Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K filed on January 30, 2026).
3.2**	Amended and Restated Bylaws of Lottery.com Inc. (incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 4, 2021).
4.1**	Warrant Agreement, dated as of May 29, 2018, between TDAC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of Form 8-K filed on June 4, 2018).
4.2**	Description of Capital Stock (incorporated by reference to Exhibit 4.2 of Form 10-K filed on April 1, 2022).
10.1**	Letter Agreement among Trident Acquisitions Corp., Trident Acquisitions Corp.’s officers, directors and stockholders (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-223655) filed on May 21, 2018).
10.2**	Stock Escrow Agreement between Trident Acquisitions Corp., Continental Stock Transfer & Trust Company and the initial stockholders of Trident Acquisitions Corp (incorporated by reference to Exhibit 10.3 on Form 8-K, filed on June 4, 2018).
10.5**	Investor Rights Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.12 on Form 8-K filed on November 4, 2021).
10.6**	Initial Stockholder Forfeiture Agreement, dated as of October 29, 2021, by and among Lottery.com Inc., AutoLotto, Inc. and the security holders party thereto (incorporated by reference to Exhibit 10.13 on Form 8-K filed on November 4, 2021).
10.14#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 on Form 8-K filed on November 4, 2021).
10.15#	AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.8 on Form 8-K filed on November 4, 2021).
10.16#	Form of Restricted Stock Award Agreement under the AutoLotto, Inc. 2015 Stock Option/Stock Issuance Plan (incorporated by reference to Exhibit 10.9 on Form 8-K filed on November 4, 2021).
10.17#	Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.7 on Form S-4 (Reg. No. 333- 257734), filed on October 5, 2021).
10.18#	Form of Option Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.18 on Form 10-K filed on April 1, 2022).
10.19#	Form of Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.19 on Form 10-K filed on April 1, 2022).
10.20#	Form of Director Restricted Stock Award Agreement under the Lottery.com 2021 Incentive Plan (incorporated by reference to Exhibit 10.20 on Form 10-K filed on April 1, 2022).
10.21#	Resignation and Release Agreement, dated July 22, 2022, by and between Lottery.com and Lawrence Anthony DiMatteo III (incorporated by reference to Exhibit 10.1 on Form 8-K filed on July 22, 2022).
10.24**	Loan Agreement (Deed), dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as lender (incorporated by reference to Exhibit 10.24 of Form 10-K/A filed on May 10, 2023).
10.25**	Loan Agreement Deed, Debenture Deed and Securitization, dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as security holder (incorporated by reference to Exhibit 10.25 of Form 10-K/A filed on May 10. 2023)
10.26****	Amended and Restatement Loan Agreement and Deed, dated August 8, 2023, between Lottery.com and United Capital Investments London Limited as lender (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on August 22, 2023)
10.27**	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 24, 2023)
10.28**	Business Loan Agreement dated January 4, 2022, between AutoLotto, Inc. and The Provident Bank (incorporated by reference to Exhibit 10.1 on Form 10-Q filed on May 22, 2023).
10.29**	$30,000,000 Promissory Note dated January 4, 2022, between AutoLotto, Inc. and The Provident Bank (incorporated by reference to Exhibit 10.2 on Form 10-Q filed on May 22, 2023).
10.30**	Amendment and Restatement Agreement in respect of Loan Agreement (Deed) dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd. (incorporated by reference to Exhibit 10.28 of Form 10-K filed on June 15, 2023)
10.31**	Share Purchase and Sale Agreement between Lottery.com and DotCom Ventures Inc. dated July 22, 2025 (incorporated by reference to Exhibit 10.40 of Form 10-Q filed on August 19, 2025)
10.32^	Asset Purchase Agreement between Lottery.com and Galaxy Racer Holdings Limited dated July 30, 2025
10.33^	Share Purchase Agreement between Lottery.com and Plusevo Ltd dated March 12, 2025
10.40**	Stock Purchase Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated November 16, 2024. (incorporated by reference to Exhibit 10.27 of Form 10-Q filed on November 20, 2025)
10.41**	Amended -Stock Purchase Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated as of June 16, 2025. (incorporated by reference to Exhibit 10.35 of Form 10-Q filed on November 20, 2025)
10.42**	Short-term Convertible Note Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025. (incorporated by reference to Exhibit 10.40 of Form 10-Q filed on November 20, 2025)
10.43**	Common Stock Purchase Warrant Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025. (incorporated by reference to Exhibit 10.41 of Form 10-Q filed on November 20, 2025)
10.44**	Registration Rights Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025. (incorporated by reference to Exhibit 10.42 of Form 10-Q filed on November 20, 2025)
10.45**	Securities Purchase Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025 (incorporated by reference to Exhibit 10.43 of Form 10-Q filed on November 20, 2025)
10.46**	Asset Purchase Agreement Between Lottery.com Inc. and Galaxy Racer Holdings Limited dated July 30, 2025 (incorporated by reference to Exhibit 10.6 of Form 10-Q filed on August 19, 2025)
10.50**	Nook Holdings Share Purchase Agreement (incorporated by reference to Exhibit 10.50 of Form 10-K/A filed on June 6, 2024)
10.51**	Amendment 1 to Nook Holdings Share Purchase Agreement (incorporated by reference to Exhibit 10.51 of Form 10-K/A filed on June 6, 2024)

3

10.52^	Amendment 2 to Nook Holdings Share Purchase Agreement
10.60**	Securities Purchase Agreement Between Lottery.com Inc. and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.60 of Form 8-K filed on December 4, 2025)
10.61**	Senior Secured Promissory Note Between Lottery.com Inc. and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.61 of Form 8-K filed on December 4, 2025)
10.62 **	Loan Agreement, dated as of July 26, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 1, 2023).
10.63**	Amendment and Restatement Agreement in respect of Loan Agreement (Deed), dated as of June 12, 2023, between Lottery.com and Woodford Eurasia Assets Ltd. (incorporated by reference to Exhibit 10.28 of Form 10-K filed on June 15, 2023).
10.64**	Amended and Restated Loan Agreement, dated as of August 8, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on August 22, 2023).
10.65**	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 24, 2023).
10.66^	Termination Letter for Loan Agreement with United Capital Investments Limited dated January 20, 2026
10.67^	Termination Letter for Securities Purchase Agreement with Evergreen Capital Management, LLC dated January 26, 2026.
10.70**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and Daniel Bailey for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.70 on Form 8-K/A filed on May 5, 2026)
10.71**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and Darryl Eales for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.71 on Form 8-K/A filed on May 5, 2026)
10.72**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and Andrew Webb for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.72 on Form 8-K/A filed on May 5, 2026)
10.73**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and James Maclaurin for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.73 on Form 8-K/A filed on May 5, 2026)
10.74**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and Jack Clarke for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.74 on Form 8-K/A filed on May 5, 2026)
10.75**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and MPA Creative Limited for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.75 on Form 8-K/A filed on May 5, 2026)
10.76**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and Crimson Swordblade Limited for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.76 on Form 8-K/A filed on May 5, 2026)
10.80**	Placement Agency Agreement dated January 16, 2026, between Lottery.Com Inc. and Dawson James Securities Inc. (incorporated by reference to Exhibit 1.1 of Form 8-K filed on January 20, 2026).
10.81**	Securities Purchase Agreement dated January 16, 2026, between Lottery.Com Inc. and Dawson James Securities Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 20, 2026).
10.82**	Common Stock Equity Distribution Agreement, dated February 18, 2026, by and between Sports Entertainment Gaming Global Corporation and Dawson James Securities, Inc. (incorporated by reference to Exhibit 1.1 of Form 8-K filed on February 19, 2026).
10.83**	Placement Agency Agreement, dated March 16, 2026, by and between Sports Entertainment Gaming Global Corporation and Dawson James Securities, Inc. (incorporated by reference to Exhibit 1.1 of Form 8-K filed on March 18, 2026).
10.84**	Securities Purchase Agreement, dated March 16, 2026, by and between Sports Entertainment Gaming Global Corporation and the Purchasers. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 18, 2026).
10.85**	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 18, 2026).
10.86**	Registration Rights Agreement, dated March 16, 2026, by and between Sports Entertainment Gaming Global Corporation and the Purchasers (incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 18, 2026).
21.1^	List of Subsidiaries of Lottery.com Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1**	Executive Clawback Policy Effective December 1, 2023
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Amended Report on Form 10-K/A, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

^	Furnished herewith.
**	Incorporated by reference

†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission. any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.
#	Indicates management contract or compensatory plan or arrangement.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sports Entertainment Gaming Global Corporation.

Date:	July 31, 2026	By:	/s/ Robert J. Stubblefield
		Name:	Robert J. Stubblefield
		Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Stubblefield	Interim Chief Executive Officer and Director	July 31, 2026
Robert J. Stubblefield	(Principal Executive Officer)

/s/ Marc Bircham	Chairman of the Board	July 31, 2026
Marc Bircham

/s/ Dan Bailey	Director	July 31, 2026
Dan Bailey

/s/ Christopher Gooding	Director	July 31, 2026
Christopher Gooding

	Director	July 31, 2026
Paul S. Jordan

/s/ Tamer T. Hassan	Director	July 31, 2026
Tamer T. Hassan

/s/ Warren Macal	Director	July 31, 2026
Warren Macal

5