Form 10-Q
period 2026-06-30
Sports Entertainment Gaming Global Corp
filed 2026-11-02
CIK 1673481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of November 1, 2026, 4,205,728 shares of common stock, par value $0.001 per share were issued and outstanding.

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

Unless otherwise indicated, all share and per-share amounts in this Quarterly Report, including in Management’s Discussion and Analysis and Part II, have been adjusted to reflect the 1-for-20, 1-for-10 and 1-for-7 reverse stock splits of our common stock effective in August 2023, August 2025 and July 31, 2026, respectively. See Note 2 to the condensed consolidated financial statements.

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

As described in Note 4, the Company acquired a controlling interest in Veloce Media Group (Veloce Esports Limited, Quadrant, and Veloce Racing, or collectively “Veloce”) on February 17, 2026. Veloce’s results are included in the Company’s consolidated financial statements only from the acquisition date forward. As a result, only six weeks of results of operations for Veloce were reported by the Company for the three months ended March 31, 2026. This report and all subsequent quarterly reports on Form 10-Q will include results of operations for Veloce for entire quarters. The acquisition had a significant effect on revenue and expenses, and many components of the balance sheet, such that the Company’s results of operations for the three and six months ended June 30, 2026 are not directly comparable to the corresponding prior-year periods.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1

SPORTS ENTERTAINMENT GAMING GLOBAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS

Current assets:
Cash	$712,877	$171,524
Restricted Cash	-	-
Accounts receivable, net	768,140	231,259
Inventory	226,227	-
Prepaid expenses	9,505,690	8,634,275
Other current assets	3,306,968	3,843,228
Total current assets	14,519,902	12,880,286

Notes receivable	2,000,000	2,000,000
Investments	263,189	250,000
Goodwill	59,418,515	7,087,232
Intangible assets, net	28,244,674	13,859,528
Property and equipment, net	68,860	1,095
Other long-term assets	17,361,261	16,818,711
Total assets	$121,876,401	$52,896,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables	$8,638,870	$8,557,915
Deferred revenue	24,225	21,990
Notes payable - current	15,556,971	6,186,163
Accrued interest	1,820,130	1,557,032
Accrued and other expenses	10,268,701	13,510,721
Other liabilities	17,384,645	2,065,537
Total current liabilities	53,693,542	31,899,358

Long-term liabilities:
Other long-term liabilities	-	-
Total long-term liabilities	-	-
Commitments and contingencies (Note 14)	-	-
Total liabilities	53,693,542	31,899,358

Stockholders’ Equity

Preferred Stock, par value $0.001, 1,000,000 shares authorized, none issued and outstanding		-
Common stock, par value $0.001, 500,000,000 shares authorized, 3,184,816 and 982,975 issued and outstanding June 30, 2026 and December 31, 2025, respectively	3,233	983
Common stock, treasury at par; 48,337 shares and 0 shares, June 30, 2026 and December 31, 2025, respectively	(48)	-
Additional paid-in capital	337,932,522	307,018,667
Accumulated other comprehensive loss	(1,047,659)	311,932
Accumulated deficit	(292,799,967)	(286,556,363)
Total SEGG Media stockholders’ equity	44,088,081	20,775,219
Noncontrolling interest	24,094,778	222,275
Total Stockholders’ Equity	68,182,859	20,997,494

Total liabilities and stockholders’ equity	$121,876,401	$52,896,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTS ENTERTAINMENT GAMING GLOBAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$3,228,990	$191,762	$4,429,973	$415,611
Cost of revenue	2,291,536	162,733	3,161,000	325,201
Gross profit	937,454	29,029	1,268,973	90,410

Operating expenses:
Personnel costs	1,313,926	438,966	2,336,958	1,125,603
Professional fees	1,605,627	1,339,869	3,922,199	2,429,076
General and administrative	1,816,359	1,127,724	2,878,011	1,870,567
Depreciation and amortization	1,023,879	942,644	2,126,815	1,837,982
Total operating expenses	5,759,791	3,849,203	11,263,983	7,263,228
Loss from operations	(4,822,337)	(3,820,174)	(9,995,010)	(7,172,818)

Other (income) expense
Interest expense	453,918	80,063	850,738	151,870
Interest income	(13,394)	(15,642)	(13,394)	(211,989)
Other expense	9,745	(11,066)	1,022,229	(11,066)
Other income	(2,813,948)	(12,967)	(5,856,257)	(77,539)
Total other (income) expense, net	(2,363,679)	40,388	(3,996,684)	(148,724)

Net loss before income tax	$(2,458,658)	$(3,860,562)	$(5,998,326)	$(7,024,094)
Income tax expense (benefit)	-	-	-	-
Net loss	(2,458,658)	(3,860,562)	(5,998,326)	(7,024,094)

Other comprehensive loss
Foreign currency translation adjustment, net	(1,264,334)	78,762	(2,840,691)	50,042
Comprehensive loss	(3,722,992)	(3,781,800)	(8,839,017)	(6,974,052)

Net (income) loss attributable to noncontrolling interest	498,138	35,262	892,894	52,534
Net loss attributable to SEGG Media	(3,224,854)	(3,746,538)	(7,946,123)	(6,921,518)

Net loss per common share
Basic and diluted	$(1.32)	$(9.04)	$(3.15)	$(18.38)

Weighted average common shares outstanding
Basic and diluted	2,435,991	414,554	2,522,405	376,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTS ENTERTAINMENT GAMING GLOBAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Three and Six Months Ended June 30, 2026 and 2025

							Accumulated	Total
					Additional		Other	SEGG		Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance as of December 31, 2024	261,812	262			$283,931,498	$(263,468,728)	16,880	20,479,912	2,064,916	22,544,828
Conversion of debt to equity	8,751	9			211,011			211,020		211,020
Stock issued in lieu of cash	110,866	111			2,673,297			2,673,408		2,673,408
Other comprehensive loss							(199,163)	(199,163)		(199,163)
Net loss						(3,306,468)		(3,306,468)	(17,272)	(3,323,740)
Balance as of March 31, 2025	381,430	$381			286,815,806	(266,775,196)	(182,283)	$19,858,709	$2,047,644	$21,906,352
Conversion of debt to equity	35,064	35			1,646,777			1,646,812		1,646,812
Stock issued in lieu of cash	36,640	37			1,720,786			1,720,823		1,720,823
Conversion of convertible debt to common stock	10,143	10			476,388			476,398		476,398
Other comprehensive income							229,718	229,718		229,718
Prior period adjustment						(340,367)		(340,367)	(1,166,154)	(1,506,521)
Net loss						(3,878,027)		(3,878,027)	(35,262)	(3,913,289)
Balance as of June 30, 2025	463,277	$463			290,659,757	(270,993,590)	47,435	$19,714,066	$846,228	$20,560,294

Balance as of December 31, 2025	982,975	$983			$307,018,667	(286,556,363)	311,932	$20,775,219	$222,275	$20,997,494
Conversion of debt to equity	62,586	63			183,615			183,678		183,678
Stock issued in lieu of cash	504,592	505			2,482,567			2,483,072		2,483,072
Proceeds from direct placement of common stock	349,980	350			1,714,550			1,714,900		1,714,900
Sales of common stock to public shareholders	230,014	230			1,196,614			1,196,844		1,196,844
Shares issued for acquisition	352,207	352	(48,337)	(48)	21,270,866			21,271,170		21,271,170
Shares issued under stock purchase agreement	300,680	300			1,636,416			1,636,716		1,636,716
Prior period adjustment						(245,278)		(245,278)		(245,278)
Other comprehensive loss							(2,129,257)	(2,129,257)		(2,129,257)
Noncontrolling interest									24,305,489	24,305,489
Net loss						(3,539,667)		(3,539,667)	394,756	(3,144,911)
Balance as of March 31, 2026	2,783,034	2,783	(48,337)	(48)	335,503,295	(290,341,308)	(1,817,325)	43,347,397	24,922,520	68,269,917
Stock issued in lieu of cash	154,207	154			1,213,129			1,213,283		1,213,283
Sales of common stock to public shareholders	295,912	296			1,216,097			1,216,393		1,216,393
Other comprehensive loss							769,666	769,666		769,666
Net loss						(2,458,658)		(2,458,658)	(827,742)	(3,286,400)
Balance as of June 30, 2026	3,233,153	$3,233	(48,337)	(48)	337,932,522	(292,799,966)	(1,047,659)	$44,088,081	$24,094,778	$68,182,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTS ENTERTAINMENT GAMING GLOBAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026		2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to SEGG Media		$(7,946,123)	$(6,921,518)
Adjustments to reconcile net income to net cash used in operating activities:
Income (loss) attributable to noncontrolling interest		892,894	52,534
Depreciation and amortization		2,196,952	1,837,982
Common stock granted for compensation and as payment in lieu of cash payments for accrued liabilities		3,696,355	3,149,806
Changes in assets and liabilities:
Accounts receivable		(94,223)	(86,322)
Prepaid expenses		(652,323)	(6,356)
Inventory		(2,285)	-
Other current assets		536,260	-
Other long-term assets		(542,550)	22,163
Trade payables		80,955	467,455
Accrued and other expenses, net of acquisitions		(3,618,502)	673,547
Write-off of time barred accounts payable & accrued liabilities		(4,848,438)	-
Deferred revenue		2,235	(53,571)
Other liabilities		(79,457)	(128,163)
Net cash provided by (used in) operating activities		(10,378,250)	(992,443)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment		14,671	-
Payments made as deposits made for acquisitions		-	(858,314)
Proceeds from collection of note receivable		-	250,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		14,671	(608,314)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock purchase agreement		1,636,717	1,612,613
Proceeds from issuance of convertible notes		6,180,000	522,832
Repayments of convertible debt		(2,304,837)	-
Proceeds (payments) from exercise of options and warrants		-	(261,393)
Proceeds from direct placement		1,714,900	-
Proceeds from sale of common shares to public investors		2,413,818	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		9,640,598	1,874,052
Net effect of exchange rate changes on Cash		1,264,334	(78,762)
NET CHANGE IN NET CASH AND RESTRICTED CASH		541,353	194,533
CASH AND RESTRICTED CASH - BEGINNING OF YEAR		171,524	68,035
CASH AND RESTRICTED CASH - END OF PERIOD		$712,877	$262,568

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$		$-
Taxes paid in cash	$		$-
Supplemental non-cash investing and financing activities:
Conversion of convertible debt to equity		183,677	1,335,500
Non-cash retirement of liabilities through issuance of notes payable		2,003,830	-
Future consideration payable for acquisition		15,107,412	1,500,000
Common stock issued as part of acquisition consideration		21,271,218	-
Noncontrolling interest in subsidiaries acquired during period		25,084,555	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTS ENTERTAINMENT GAMING GLOBAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2026

Note 1. Nature of Operations

Sports Entertainment Gaming Global Corporation (“SEGG” or the “Company”), doing business as SEGG Media, is a Delaware corporation originally incorporated on March 17, 2016 as Trident Acquisitions Corp. (“Trident”). On October 29, 2021, the Trident completed a business combination with AutoLotto, Inc. (“AutoLotto”), which became its primary operating subsidiary and the Company was renamed Lottery.com Inc. In July 2022, the Company substantially curtailed its operations due to liquidity constraints and subsequently undertook a restructuring of its business. While operations of the lottery business in the United States were halted, respective subsidiaries, providing data services, and lottery activities in Mexico continued to operate. Since that time, the Company has reestablished certain operations, completed strategic acquisitions, expanded its portfolio of operating businesses, and continued implementing initiatives designed to strengthen its financial reporting processes and corporate governance framework.

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

Veloce Media Group, which consists of Veloce eSports, Quadrant, and Veloce Racing, is a digital media business focused on sports, motorsports, gaming, and entertainment that generates revenue through digital advertising, sponsorships, commercial partnerships, platform monetization, content production and licensing, as well as sales of branded merchandise, talent management, and related media activities (“Veloce”). While benefiting from the Company’s broader strategic, commercial and capital allocation initiatives, Veloce continues to operate as a standalone business within the Company’s portfolio.

As previously noted, the accompanying condensed consolidated financial statements include the results of Veloce only from the February 17, 2026 acquisition date.

Following the Veloce acquisition, the Company conducts its operations through the following principal business activities:

●	Digital Media and Consumer Brands. The Company owns and operates digital media businesses and consumer brands and related digital properties that generate revenue from digital advertising, sponsorships, content production and licensing, branded merchandise, and other-related media activities. These operations include Veloce’s and the Company’s portfolio of consumer brands, including Sports.com, Concerts.com, and Lottery.com.

●	Gaming Operations. The Company operates lottery, gaming and related interactive entertainment businesses, including business-to-consumer lottery operations in Mexico and related gaming initiatives in jurisdictions where permitted by applicable law.

●	Data Services and Technology. The Company develops and licenses proprietary technology, data products, application programming interfaces (“APIs”), analytics, and related digital services that support both the Company’s internal operations and third-party customers.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other period. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, as such statements will be amended as described in Note 3, Restatement of Previously Issued Financial Statements. As described in Note 3, the comparative prior-period amounts presented in these condensed consolidated financial statements reflect the correction of the errors described in Note 3 and may differ from amounts previously reported for the same periods.

The Company has effected three reverse stock splits of its common stock: a 1-for-20 reverse stock split effective August 9, 2023, a 1-for-10 reverse stock split effective August 28, 2025, and a 1-for-7 reverse stock split effective July 31, 2026 (collectively, the “Reverse Stock Splits”). All share and per-share amounts in these condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the Reverse Stock Splits for all periods presented. These amounts include shares outstanding, weighted average shares, net loss per share, and the number of shares issuable under, and the exercise or conversion prices of, outstanding warrants, options and convertible instruments. The Reverse Stock Splits did not change the par value of the common stock ($0.001 per share) or the number of authorized shares.

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

In July 2022, the Company substantially curtailed its operations. Subsequently, the Company has reestablished operations, completed strategic acquisitions, and expanded its portfolio of operating businesses. The Company has experienced recurring net losses and negative cash flows from operations and has an accumulated deficit of approximately $292.8 million on June 30, 2026. For the six months ended June 30, 2026, which included results of operations for Veloce from the acquisition on February 17 through June 30, the Company incurred a net loss of $6.0 million. For the year ended December 31, 2025, the Company reported a net loss of $19.7 million. The Company anticipates additional operating losses for the next twelve months.

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

Impact of Trident Acquisitions Corp. Business Combination

We accounted for the October 29, 2021 Business Combination as a standard Special Purpose Acquisition Company (SPAC) transaction reverse recapitalization whereby AutoLotto was determined as the accounting acquirer and Trident Acquisitions Corp. (“Trident”) as the accounting acquiree. This determination was primarily based on:

●	former AutoLotto stockholders having the largest voting interest in Sports Entertainment Gaming Global Corporation f/k/a Lottery.com. Inc. (“SEGG Media”);

●	the board of directors of AutoLotto (now SEGG Media) having seven members, and AutoLotto’s former stockholders having the ability to nominate the majority of the members of the board of directors;

●	AutoLotto management continuing to hold executive management roles for the post-combination company and being responsible for the day-to-day operations;

●	the post-combination company assuming the Lottery.com name (now SEGG Media);

●	the post-combination business maintaining the pre-existing AutoLotto headquarters; and the intended strategy of the Company being a continuation of AutoLotto’s strategy; and

●	As is standard with a reverse merger into a SPAC, AutoLotto did not undergo a change of control during or resulting from the Business Combination with Trident.

Accordingly, the Business Combination was treated as the equivalent of AutoLotto issuing stock for the net assets of Trident, accompanied by a recapitalization. The net assets of Trident are stated at historical cost, with no goodwill or other intangible assets recorded.

While Trident was the legal acquirer in the Business Combination, because AutoLotto was determined as the accounting acquirer, the historical financial statements of AutoLotto became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in the accompanying consolidated financial statements reflect (i) the historical operating results of AutoLotto prior to the Business Combination; (ii) the combined results of the Company and AutoLotto following the closing of the Business Combination; (iii) the assets and liabilities of AutoLotto at their historical cost; and (iv) the Company’s equity structure for all periods presented.

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

Concentration of Credit Risks

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash. Cash holdings are placed with major financial institutions deemed to be of high-credit-quality in order to limit credit exposure. The Company maintains deposits and may occasionally hold certificates of deposit with banks which may exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit and may from time to time have money in money market or other accounts which are not FDIC insured. In addition, deposits aggregating approximately $111,020 on October 8, 2026 were held in foreign banks. Management believes the risk of loss in connection with these accounts is minimal.

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

Reclassifications

Certain balances have been reclassified in the accompanying consolidated financial statements to conform to presentation for the current year. These reclassifications had no effect on the balances of current or total assets or liabilities and prior year’s net loss or accumulated deficit.

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

Solely for the convenience of the reader, U.S. dollar equivalents of British pound–denominated transactions are translated from British Pounds (£) to U.S. Dollars ($) at the rate of exchange as quoted by OFX on June 30, 2026 ($1=£0.7545) for balance sheet amounts and at the average rate of exchange during the period for income and expense amounts ($1=£0.7452). Examples, see related party loans and notes disclosed in Note 10, Notes Payable and Convertible Debt, and Note 15, Related Party Transactions.

Cash and Restricted Cash

As of June 30, 2026 and December 31, 2025, cash was comprised of cash deposits. From time-to-time cash deposits with some banks may exceed federally insured limits with the majority of cash held in one financial institution. Management believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company had no marketable securities as of June 30, 2026 and December 31, 2025.

Accounts Receivable

Historically, the Company, through its various merchant providers, pre-authorized forms of payment prior to the sale of digital representation of lottery games to minimize exposure to losses related to uncollected payments and did not extend credit to the user of the B2C Platform or the commercial partner of the B2B API, which are its customers, in the normal course of business. The Company estimates its bad debt exposure each period and records a bad debt provision for accounts receivable it believes it may not collect in full. In the fall of 2024, the Company completed a project whereby certain older items in accounts receivable for the TinBu subsidiary were offset against the allowance for uncollectible receivables, resulting in a reduction in the number of individual items in accounts receivable which were aged greater than 90 days and the total amount for those items. At the completion of this project, the balance in the allowance for uncollectible receivables on December 31, 2024 was $33,000.

In the Fall of 2025, the Company completed a similar project and offset older items in accounts receivable for the TinBu subsidiary against the allowance for uncollectible receivables. Approximately $55,000 representing individual items aged greater than 90 days was written off against the allowance leaving approximately $8,000 aged greater than 90 days in accounts receivable and reducing the allowance for uncollectable receivables to $0 at December 31, 2025. The Company increased its allowance for uncollectible receivables to $5,000 as of March 31, 2026 and subsequently increased it by an additional $15,000 resulting in a balance for the allowance of $20,000 as of June 30, 2026.

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

Inventory

In connection with the Company’s acquisition of Veloce on February 17, 2026 (see Note 4, Business Combination and Acquisitions), the Company’s consolidated balance sheet now includes inventory, held by Quadrant, a Veloce business that sells motorsports- and esports-related branded merchandise. Quadrant Esports Limited continues to operate as a standalone business following the acquisition; inventory has been incorporated into the Company’s consolidated financial reporting for GAAP consolidation purposes.

Inventory consists primarily of finished merchandise held for sale and is stated at the lower of cost or net realizable value, with cost determined using the FIFO accounting method. The Company reviews inventory for excess, slow-moving, or obsolete items and records a reserve when the carrying value exceeds estimated net realizable value.

As of June 30, 2026, inventory consisted of $226,227 in finished goods.

Prepaid Expenses [primarily] for Advertising Credits

Prepaid expenses consist primarily of payments made on contractual obligations for services to be consumed in future periods. The Company entered into an agreement with two third parties to provide advertising services and issued equity instruments as compensation for the advertising services (“Prepaid advertising credits”). The Company expenses the service as it is performed by the third parties. The value of the services provided have been used to value these contracts. For the year ended December 31, 2021 the Company reserved for potential inability to realize $2,000,000 of prepaid advertising credits in future periods. For the period ending December 31, 2024, the Company determined that an estimated $4,745,000 of prepaid advertising credits purchased during 2017 and 2018 might not be able to be fully utilized. As a result, the Company decreased prepaid expenses by $4,745,000 and increased its reserve for loss of prepaid advertising credits by $4,745,000 for the year ended December 31, 2024. Similarly, for the period ending December 31, 2025, the Company determined that an estimated $5,688,000 of prepaid advertising credits purchased during 2017 and 2018 might not be able to be fully utilized. As a result, the Company decreased prepaid expenses by $5,688,000 and increased its reserve for loss of prepaid advertising credits by $5,688,000 for the year ended December 31, 2025. Sponsorship fees paid in advance of the time period or the series of events covered by the agreement are recorded as prepaid sponsorship fees. The value of prepaid sponsorship fees at June 30, 2026 was $578,175. Prepaid expenses are included in current assets on the consolidated balance sheets. The Company had total remaining prepaid expenses of $9,505,690 and $8,634,275 as of June 30, 2026 and December 31, 2025, respectively.

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

Revenue is recognized at the point in time when control of the product transfers to the customer, which generally occurs upon shipment or delivery, depending upon the applicable contractual terms. The Company records estimates for product returns, discounts, and other variable consideration, where applicable, based on historical experience and expected future activity.

Lottery and Gaming Revenue

Lottery and gaming revenue primarily consists of lottery game sales and related gaming services.

The Company’s performance obligation is satisfied when the lottery game or other gaming product is delivered to the customer. Revenue is recognized at the point in time when control transfers to the customer.

Management evaluates each revenue stream to determine whether the Company acts as principal or agent in accordance with ASC 606. In making this determination, the Company considers, among other factors, whether it controls the specified good or service before transfer to the customer, is primarily responsible for fulfilling the promise to provide the good or service, bears inventory or fulfilment risk, and has discretion in establishing pricing. Where the Company concludes that it acts as principal; revenue is presented on a gross basis. Where the Company acts as an agent, revenue is presented on a net basis.

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

Payment terms vary depending upon the nature of the products or services that are provided and the terms negotiated with individual customers. The period between invoicing and payment is less than one year.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position; and (ii) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there has been no interest or penalties charged in relation to the unrecognized tax benefits.

Generally, the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years. For federal tax purposes, based on filing dates, the Company’s 2020 through 2025 tax years generally remain open for examination by the tax authorities under the normal three-year statute of limitations. Similarly, for state tax purposes, based on filing dates, the Company’s 2020 through 2025 tax years remain open for examination by the tax authorities under the normal four-year statute of limitations.

Fair Value of Financial Instruments

The Company determines the fair value of its financial instruments in accordance with the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

●	Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability

●	Level 3 - Valuation is generated from model-based techniques that use significant assumptions which are not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability.

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

Note 3 - Restatement of Previously Issued Financial Statements

Background

Sports Entertainment Gaming Global Corporation (“SEGG” or the “Company”), formerly known as Lottery.com Inc. (“Lottery”), and prior to its business combination with the special purpose acquisition company Trident Acquisitions Corp. (“Trident”) in October 2021, has identified two related historical, connected transactions from 2020 and 2021 (the “Legacy Transactions”) that predate the Company’s business combination and the tenure of its current executive management team and Board of Directors, which resulted in material errors in the financial statements for 2020, 2021 and 2022. The Legacy Transactions were planned and executed by Vadim Komissarov, Trident’s former Chief Executive Officer (“Komissarov”), with the assistance of Lawrence Anthony DiMatteo, Lottery’s co-founder and former Chief Executive Officer, Matthew Clemenson, Lottery’s co-founder and former Chief Revenue Officer, and Ryan Dickinson, Lottery’s former President and Chief Financial Officer (collectively, the “Lottery Former Executives”). On June 24, 2026, Komissarov was sentenced to three years in prison for, among other things, his involvement in the Legacy Transactions. Clemenson and Dickinson pleaded guilty on May 22, 2025, for, among other things, their involvement in the Legacy Transactions, and currently await sentencing. The internal inquiry concluded that none of the Company’s current officers or directors had any involvement in the Legacy Transactions, and no individual who participated in the Legacy Transactions is currently employed by or engaged with the Company in any capacity.

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

Balance Sheet (as of Dec. 31, 2025)	As Previously Reported	Adjustment	As Restated
Goodwill	$9,061,675	$(1,974,443)	$7,087,232
Intangible assets, net	$14,648,458	$(788,930)	$13,859,528
Total assets	$55,660,225	$(2,763,373)	$52,896,852
Accumulated other comprehensive income (loss)	264,768	47,164	311,932
Accumulated deficit	$(284,007,361)	$(2,549,002)	$(286,556,363)
Total SEGG stockholder’s equity	23,277,057	(2,501,838)	20,775,219
Noncontrolling Interest	483,810	(261,535)	222,275
Total equity	$23,760,867	$(2,763,373)	$20,997,494
Total liabilities and stockholder’s equity	55,660,225	(2,763,373)	52,896,852

Statement of Operations (Three Months Ended June 30, 2025)	As Previously Reported	Adjustment	As Restated
Depreciation and amortization	$1,074,132	$(131,488)	$942,644
Total operating expenses	3,976,541	(131,488)	3,849,203
Loss from operations	(3,947,512)	131,488	(3,820,174)
Net income (loss) before income tax	$(3,987,901)	$131,488	$(3,860,562)
Net income (loss)	(3,992,051)	131,488	(3,860,562)
Net income (loss) attributable to SEGG	(3,878,027)	131,488	(3,746,538)
Net loss per share, basic and diluted*	$(0.13)	$(9.04)	$(9.04)
Weighted average common shares outstanding	29,018,752	(28,604,198)	414,554

Statement of Operations (Six Months Ended June 30, 2025)	As Previously Reported	Adjustment	As Restated
Depreciation and amortization	$2,100,958	$(262,977)	$1,837,982
Total operating expenses	7,517,904	(262,977)	7,263,228
Loss from operations	(7,427,494)	262,977	(7,172,818)
Net Income (Loss) before income tax	$(7,278,771)	$262,977	$(7,024,094)
Net income (loss)	(7,287,071)	262,977	(7,024,094)
Net Income (loss) attributable to SEGG	(7,184,495)	262,977	(6,921,518)
Net loss per share, basic and diluted*	$(0.27)	$(18.11)	$(18.38)
Weighted average common shares outstanding	26,355,589	(25,979,081)	(376,508)

*	Loss per share in the adjustment column and “As Restated” column reflect a 7 for 1 reverse split executed July 26, 2026

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

Beginning with the Report on Form 10-Q for the fiscal quarter ended March 31, 2026, and for all Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K filed thereafter, the Company will present its financial statements and other financial information as if all amended and restated financial statements for the Correction Periods and the Affected Reports had already been filed, including by presenting corrected historical and comparative financial information for prior periods, rather than presenting such prior periods on an as-previously-reported (and since-superseded) basis and separately filing the corresponding amended reports for the Correction Periods and the Affected Reports at a later date. The Company has yet to file the amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q reflecting the restatement and correction described in this Note.

Note 4. Business Combination and Acquisitions

Trident Combination

On October 29, 2021, Trident and AutoLotto consummated the transactions contemplated by the Merger Agreement. At the Closing, each share of common stock and preferred stock of AutoLotto that was issued and outstanding immediately prior to the effective time of the Business Combination (other than excluded shares as contemplated by the Merger Agreement) was cancelled and converted into the right to receive approximately 3.0058 shares (the “Exchange Ratio”) of Lottery.com common stock.

The Closing was a triggering event for the Series B convertible notes, of which $63.8 million was converted into 2,320 shares of AutoLotto that were then converted into 6,975 shares of Lottery.com common stock using the Exchange Ratio and applying subsequent reverse stock splits. Neither the Closing nor the Business Combination resulted in a change of control with respect to AutoLotto.

At the Closing, each option to purchase AutoLotto’s common stock, whether vested or unvested, was assumed and converted into an option to purchase a number of shares of Lottery.com common stock in the manner set forth in the Merger Agreement.

The Company accounted for the Business Combination as a reverse recapitalization whereby AutoLotto was determined as the accounting acquirer and Trident as the accounting acquiree. Refer to Note 2, Significant Accounting Policies, for further details. Accordingly, the Business Combination was treated as the equivalent of AutoLotto issuing stock for the net assets of Trident, accompanied by a recapitalization. The net assets of Trident are stated at historical cost, with no goodwill or other intangible assets recorded.

The accompanying consolidated financial statements and related notes reflect the historical results of AutoLotto prior to the merger and do not include the historical results of Trident prior to the consummation of Business Combination.

Upon the closing of the transaction, AutoLotto received total gross proceeds of approximately $42,794,000, from Trident’s trust and operating accounts. Total transaction costs were approximately $9,460,000, which principally consisted of advisory, legal and other professional fees and were recorded in additional paid-in capital. Cumulative debt repayments of approximately $11,068,000, inclusive of accrued but unpaid interest, were paid in conjunction with the close, which included approximately $5,475,000 repayment of notes payable to related parties, and approximately $5,593,000 payment of accrued underwriter fees.

Pursuant to the terms of the Business Combination Agreement, the holders of issued and outstanding shares of AutoLotto immediately prior to the Closing (the “Sellers”) were entitled to receive up to 4,286 additional shares of Common Stock (the “Seller Earnout Shares”) and Vadim Komissarov, Ilya Ponomarev and Marat Rosenberg (collectively the “Trident Founders”) were also entitled to receive up to 2,857 additional shares of Common Stock (the “Trident Founder Earnout Shares” and, together with the Seller Earnout Shares, the “Earnout Shares”). One of the earnout criteria had not been met by the December 31, 2021 deadline thus no earnout shares were granted specific to that criterion. 2,143 of the Seller Earnout Shares and 1,429 Trident Founder Earnout Shares were still eligible for Earnout Shares until December 31, 2022. Conditions for the earnout were not met, and the potential earnout shares were forfeited on December 31, 2022. [Share counts reflect the effect of subsequent reverse stock splits]

Global Gaming Acquisition of Controlling Interest

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

The total purchase price of $2,039,691, consisted of cash of $1,530,000 and 491 shares of common stock of AutoLotto at $938.00 per share (after accounting for subsequent reverse stock splits). The total consideration transferred was approximately $1,055,214, reflecting the purchase price, net of cash on hand at Global Gaming and the principal amount of certain loans acquired. The purchase price is for an 80% ownership interest and is therefore grossed up to $1,965,843 to reflect the 20% minority interest in the acquirees. The purchase price was allocated to the identified tangible and intangible assets acquired based on their estimated fair values at the acquisition date as follows:

Schedule of Identified Tangible and Intangible Asset Acquired

Cash	$517,460
Accounts receivable, net	34,134
Prepaids	5,024
Property and equipment, net	2,440
Other assets, net	65,350
Intangible assets	2,280,644
Total assets	$2,905,051

Accounts payable and other liabilities	$(387,484)
Customer deposits	(134,707)
Related party loan	(417,017)
Total liabilities	$(939,208)

Total net assets of acquirees	$1,965,843

Following are details of the purchase price allocated to the intangible assets acquired.

Category	Fair Value (Restated)

Customer relationships	$114,000
Gaming licensees	1,071,900
Trade names and trademarks	684,200
Technology	410,544

Total Intangibles	$2,280,644

S&MI Ltd. Acquisition

On September 1, 2024, the Company finalized an agreement for the acquisition of S&MI, Ltd. which was renamed Sports.com Media Services Ltd. on September 12, 2024 and subsequently renamed Sports.com Media Group Ltd. on February 17, 2025 (“Sports.com Media”). In the agreement with Sports.com Media shareholders (the “Share Purchase and Sale Agreement”), the Purchase Price was the total equivalent One Million Dollars USD ($1,000,000) in restricted stock units of common shares in the Company. (the “Payment-In-Kind”) fixed at Two Hundred Ten Dollars USD ($210.00) per share (the “Fixed Price”) after accounting for reverse stock splits that occurred after the acquisition. The Purchase Price was to be paid out over five payments on the following schedule: The first payment of $150,000 in restricted common stock (714 shares) of the Company was due and payable on September 1, 2024 (the “Completion Date” and the “First Issuance Date”.). The remaining payments in restricted common stock to the shareholders of Sports.com Media by the Company were to be made as follows: (i) a second payment of $212,500 (1,012 shares) due on or before the 31st day following ninety days after the Completion Date (the Second Issuance Date”); (ii) a third payment, of $212,500 (1,012 shares) due on or before the 31st day following ninety days after the Second Issuance Date (the Third Issuance Date”); (iii) a fourth payment of $212,500 (1,012 shares) due on or before the 31st day following ninety days after the Third Issuance Date (the “Fourth Issuance Date”); and (vi) a final and fifth payment of $212,500 (1,012 shares) due on or before the 31st day following ninety days after the Fourth Issuance Date.

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

DotCom Ventures Inc. Asset Acquisition; Converted to Acquisition of Controlling Interest

On July 23, 2025, the Company acquired a 51% interest in the assets of DotCom Ventures Inc., consisting primarily of the Concerts.com and TicketStub.com domain names and certain related technology assets. The Company’s auditors evaluated the transaction under the applicable accounting guidance and concluded that the acquired set of assets did not meet the definition of a business under US GAAP because there was no substantive process where a set of inputs could be converted into specific outputs and there was no workforce consisting of employees or organized contractors in place for converting acquired inputs into outputs as of December 31, 2025. Accordingly, the transaction was initially accounted for as an asset acquisition, with the purchase price allocated to the acquired assets based on their relative fair values. The acquired assets were included within intangible assets on the consolidated balance sheet for the year ended December 31, 2025. In February of 2026, the Company added resources to operate and manage this business, and systems had been developed to enable inputs to be converted into specific outputs. Accordingly, the Asset Acquisition was converted into an acquisition of controlling interest applying guidance for Purchase Accounting effective February 1, 2026. Subsequently, the Company exercised call options provided in the Purchase Agreement and increased its Controlling interest from 51% on February 1, 2026 to 61% as of March 31, 2026 [and 66% as of June 30, 2026].

Intangible assets	10,000,000
Goodwill	3,000,000
Total assets	$13,000,000

Notes Payable	$3,000,000
Total liabilities	$3,000,000

Total net assets of acquiree	$10,000,000

Veloce Esports Limited Acquisition of Controlling Interest

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

Consideration under the Subscription Agreement totaled £5,675,444 (approximately $7.7 million), consisting of £3,187,500 in cash and 48,337 shares of common stock valued at $70.00 per share. Consideration under the Share Purchase Agreements totaled £25,135,262 (approximately $34.2 million), consisting of 303,869 shares of the Company’s common stock valued at $70.00 per share, a pre-funded warrant to purchase 227,500 shares issued to Crimson, and cash payable in installments through February 15, 2027. In total, the Company issued 352,207 shares of common stock valued at $70 per share in connection with the acquisition. Share counts and share values referenced here reflect the August 2026 reverse stock split.

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

Cash	221,905
Accounts receivable	722,445
Prepaids	454,420
Inventory	223,942
Other current assets	7,576,847
Intangible assets	15,388,957
Total assets	$70,755,389

Accounts payable and other liabilities	$3,224,912
Accrued expenses	955,149
Other current liabilities	5,217,270
Total liabilities	$9,397,330

Total net assets of acquiree	$61,358,059

Note 5. Property and Equipment, net

Property and equipment, net as of June 30, 2026 and December 31, 2025, consisted of the following:

	June 30, 2026	December 31, 2025

Computers and equipment	$483,728	$115,162
Furniture and fixtures	59,402	18,612
Software	2,026,200	2,026,200
Property and equipment	2,569,330	2,159,974
Accumulated depreciation	(2,500,470)	(2,158,879)
Property and equipment, net	$68,860	$1,095

Depreciation expense for the three and six months ended June 30, 2026 was $14,866 and $20,763, respectively, and was $942 and $2,660 for the three and six months ended June 30, 2025, respectively.

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

The Company expenses the service as it is performed by the third parties. The value of the services provided has been used to value these contracts. For the year ended December 31, 2021 the Company reserved for potential inability to realize $2,000,000 of prepaid advertising credits in future periods. For the period ending December 31, 2024, the Company determined that an estimated $4,745,000 of prepaid advertising credits purchased during 2017 and 2018 might not be able to be fully utilized. As a result, the Company decreased prepaid expenses by $4,745,000 and increased its reserve for loss of prepaid advertising credits by $4,745,000 for the year ended December 31, 2024. Similarly, for the period ending December 31, 2025, the Company determined that an estimated $5,688,000 of prepaid advertising credits purchased during 2017 and 2018 might not be able to be fully utilized. As a result, the Company decreased prepaid expenses by $5,688,000 and increased its reserve for loss of prepaid advertising credits by $5,688,000 for the year ended December 31, 2025. Prepaid expenses are included in current assets on the consolidated balance sheets. The Company had total remaining prepaid expenses of $9,505,690 and $8,634,275 as of June 30, 2026 and December 31, 2025, respectively.

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

Similarly, the Company performed an impairment analysis for the three months ended September 30, 2024. As a result of that analysis, it was determined that impairment charges were necessary, and an impairment of goodwill for $1.6 million was recorded for the TinBu’s reporting unit. Based on results of qualitative analyses, there were no other impairments identified or recorded for the years ended December 31, 2024 or 2025.

Note 9. Intangible assets, net

Gross carrying values and accumulated amortization of intangible assets:

	June 30, 2026				December 31, 2025
		Gross			Gross
	Useful	Carrying	Accumulated		Carrying	Accumulated
	Life	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets
Customer relationships	6 years	$1,056,200	$1,037,200	$19,000	$1,056,200	$(1,027,700)	$28,500
Trade name	6 years	774,094	624,979	149,115	721,200	(535,150)	186,050
Technology	6 years	15,693,909	3,240,304	12,453,605	3,545,344	(1,806,175)	1,739,169
Software agreements	6 years	14,450,000	14,450,000	-	14,450,000	(14,035,000)	415,000
Gaming license	6 years	1,071,900	893,250	178,650	1,071,900	(803,925)	267,975
Internally developed software & digital assets	2 - 10 years	3,316,923	1,982,009	1,334,914	3,316,923	(1,804,924)	1,511,999
Domain names	15 years	16,935,000	2,825,610	14,109,390	12,035,000	(2,316,665)	9,710,335
		$53,298,025	$25,053,352	$28,244,674	$36,196,567	$(22,329,539)	$13,859,528

Balances presented as of June 30, 2026 include amounts resulting from the acquisition of controlling interest in Veloce (on February 17, 2026) and amortization from the closing date through June 30, 2026 in addition to the Company’s pre-acquisition intangible assets. Amortization expense for intangible assets for the three months ended June 30, 2026 and 2025 totaled $1,009,013 and $941,702, respectively, and for the six months ended June 30, 2026 and 2025 totaled $2,841,966 and $1,835,322, respectively, and is included in depreciation and amortization in the Statement of Operations.

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

Estimated amortization expense for years of useful life remaining is as follows:

Years ending December 31,	Amount
2026 (remaining six months)	$2,001,296
2027	3,609,999
2028	3,350,852
2029	3,220,725
2030	3,073,392
Thereafter	12,988,410
$28,244,674

The Company had software development costs of $476,850 related to projects not placed in service as of December 31, 2025, which is included in intangible assets in the Company’s consolidated balance sheets. Amortization will be calculated using the straight-line method over the appropriate estimated useful life when the assets are put into service.

Note 10. Notes Payable and Convertible Debt

Secured Convertible Note

In connection with the Lottery.com domain purchase, the Company issued a secured convertible promissory note (“Secured Convertible Note”) with a fair value of $935,000 that matured in March 2021. The Company used the fair value of the Secured Convertible Note to value the debt instrument issued. In March 2021, the Secured Convertible Note was fully converted into 9,987 shares of the Company’s common stock.

Short Term Loans

On June 29, 2020, the Company entered into a Promissory Note with the U.S. Small Business Administration (“SBA”) for $150,000. The loan has a 30-year term and bears interest at a rate of 3.75% per annum. Monthly principal and interest payments were deferred for twelve months after the date of disbursement. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. As of June 30, 2026 and December 31, 2025, the balance of the loan was $150,000. As of June 30, 2026 and December 31, 2025, the accrued interest on this note was $8,998 and $8,255 respectively.

In August 2020, the Company entered into three separate note payable agreements with three individuals for an aggregate amount of $37,199. The notes bear interest at a variable rate, are unsecured, and the parties had verbally agreed the notes would be due upon a qualifying financing event. However, these notes were not converted in connection with the Business Combination. As of June 30, 2026 and December 31, 2025, the balance of the loans totaled $13,000, respectively.

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

During the year ended December 31, 2021, the Company entered into amendments with six of the Series B promissory noteholders to increase the principal value of the notes. The additional principal associated with the amendments totaled $3,552,114. The amendments were accounted for as a debt extinguishment, whereby the old debt was derecognized, and the new debt was recorded at fair value. The Company recorded a loss on extinguishment of $71,812 as a result of the amendment which was mapped in “Other expenses” on the consolidated statements of operations and comprehensive loss.

As of October 29, 2021, all except $185,095 of the Series B convertible notes were converted into 6,975 shares of common stock after accounting for the reverse stock splits that have occurred since that time. As of December 31, 2025, the remaining notes comprising the outstanding balance of $185,095 are no longer convertible and have been reclassified to notes payable. (See Note 10) Accrued interest on these Notes Payable as of June 30, 2026 and December 31, 2025 was $101,798 and $94,455, respectively.

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

As of both June 30, 2026 and December 31, 2025, the balance of the notes was $2,336,081. Accrued interest on these notes was $458,165 on June 30, 2026 and $410,669 on December 31, 2025, respectively.

Series A Notes

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bear interest at 10% per year, are unsecured, and were due and payable on June 30, 2019. The parties verbally agreed to extend the maturity of the notes to December 31, 2021. The Company cannot prepay the loan without consent from the noteholders. As of December 31, 2021, there were no Qualified Financing events including the Trident combination that trigger conversion. As of December 31, 2022, the remaining outstanding balance of $771,500 which relates to notes that are no longer convertible was reclassified to Notes Payable as per the agreement. As of both June 30, 2026 and December 31, 2025, the balance due on these notes was $771,500. Accrued interest on these Notes Payable was $318,909 on June 30, 2026 and $318,909 on December 31, 2025.

Securities Purchase Agreements

Amorua Global Securities Purchase Agreement

On May 26, 2026, the Company entered into a Securities Purchase Agreement with Amorua Global, Inc. pursuant to which the Company issued an unsecured convertible promissory note with an original principal amount of $3.5 million. The note bears interest at a rate of 12% per annum, matures twenty-four months from issuance and was issued with an original issue discount of 15%. Subject to the terms of the note, outstanding principal and accrued interest may be converted into shares of the Company’s common stock at a variable conversion price based on market prices of the Company’s common stock, subject to certain adjustments and a 9.99% beneficial ownership limitation. The Company intends to use the net proceeds for general corporate purposes, including the repayment of certain existing indebtedness. In connection with the financing, the Company agreed to file a registration statement covering the resale of shares issuable upon conversion of the note. As of June 30, 2026, the outstanding principal balance of this note was $4,045,352 and accrued interest was $41,176.

Alumni Capital LP Securities Purchase Agreement

On March 16, 2026, the Company entered into a Securities Purchase Agreement with Alumni Capital LP (“Alumni”), pursuant to which the Company issued unsecured convertible promissory notes with an aggregate face amount of up to $11,764,706, reflecting a 15% original issue discount, funded in tranches with: an initial tranche of $3,529,412 at closing, a second tranche of $588,235 upon the filing of a registration statement covering the underlying shares, a third tranche of $1,764,706 upon effectiveness of the registration statement, and additional tranches of up to $5,882,353 through December 31, 2026, subject to customary conditions. The notes bear interest at 12% per annum, mature 24 months from issuance, and are convertible into common stock at a price equal to the lower of the closing price on the applicable conversion date or 95% of the five-day volume-weighted average price, subject to a 20% floor and a beneficial ownership limitation of 4.99% (increasable to 9.99% upon 61 days’ notice). Dawson James Securities, Inc. acted as a placement agent for a fee of 7.0% of gross proceeds. As of June 30, 2026, the outstanding principal balance of these notes was $2,648,742 and accrued interest was $126,000. See Part II, Item 1, “Legal Proceedings” During the three months ended June 30, 2026, the Company applied approximately $500,000 of proceeds from the Amorua Global, Inc. note described above to repay a portion of the amount outstanding under these notes.

On June 18, 2026, the Company received a notice from Alumni Capital LP (“Alumni”), the Holder of an unsecured convertible promissory note issued pursuant to a Securities Purchase Agreement dated March 16, 2026. See Part II, Item 1, “Legal Proceedings.

Evergreen Capital Management, LLC Securities Purchase Agreement

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

On January 26, 2026, the Company and Evergreen entered into a Termination Agreement terminating the note and the related Securities Purchase Agreement, effective upon the Company’s issuance of shares pursuant to Conversion Notice #7, dated January 13, 2026, following which the note and the Securities Purchase Agreement became null and void, with no further amounts due or payable by either party. The principal amount converted pursuant to Conversion Notice #7 was $75,000 bringing the balance to $0.

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

On January 20, 2026, at its election, the Company terminated all financing agreements with UCIL. As of June 30, 2026, the outstanding balance of this facility was $[369,936]. Following the termination, UCIL believed the amount owed under the facility was larger than the amount reflected in the Company’s accounting records. Multiple requests were made by the Company in writing and UCIL has not provided any support for a larger amount. See Part II, Item 1, “Legal Proceedings.”

Credit Facility with Woodford Eurasia Assets, Ltd.

As previously disclosed in the Company’s Annual Report for 2025, on December 7, 2022, the Company entered into a loan agreement with Woodford Eurasia Assets, Ltd. (“Woodford”), pursuant to which Woodford agreed to provide the Company with up to $52,500,000, subject to certain conditions. The Company received $798,351 under the Woodford Loan Agreement by December 31, 2023. Woodford subsequently failed to meet its funding obligations under the agreement, and the Company takes the position that it will no longer conduct business with, or have any association with, Woodford. As of June 30, 2026, the balance reflected for this loan was $798,351.

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

Despite multiple written requests from the Company, Woodford has repeatedly failed to prove the amounts it claims to have advanced to the Company beyond the $798,351 the company has recorded, failed to indicate whether it would accept accelerated repayment of verified amounts, failed to provide an anti-money-laundering-acceptable account for payment, and failed to respond to allegations of money laundering and conspiracy to defraud the Company, which the Company has referred to legal counsel. See Part II, Item 1, “Legal Proceedings,” for further information.

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

Disrupt Investments Limited - Senior Unsecured Convertible Note

On October 29, 2025, the Company issued a senior unsecured convertible note to Disrupt Investments Limited (“Disrupt”), a Dubai-based investor, in the original principal amount of $500,000. The note bears no interest and is unsecured but ranks senior in right of payment to the Company’s other unsecured indebtedness. It matured 180 days after issuance, on April 27, 2026.

Disrupt may convert the outstanding principal and any late charges into common stock at any time before maturity. The conversion price was set at 94% of the October 29, 2025 closing price, or $28.70 per share after adjusting for the July 2026 reverse stock split.

No portion of the note has been converted. As of both June 30, 2026 and December 31, 2025, the outstanding principal balance was $500,000. The note was not repaid at maturity. Disrupt agreed to an extension of the maturity date until April 27, 2027.

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

No principal or interest payments have been made on either note, and no conversions into common stock have occurred, so the full principal amount of each remains outstanding, a combined total of $549,933 at June 30, 2026. Interest accrued from issuance (January 13, 2026) through June 30, 2026 totals approximately $24,416 for both notes combined (approximately $11,484 on the Potts Note and $12,932 on the Stubblefield Note).

Gregory Potts is the Company’s Chief Operating Officer and Robert J. Stubblefield is the Company’s Chief Financial Officer and Interim President and Chief Executive Officer, each an executive officer of the Company at the time the respective compensation accrued and currently. Each note is accordingly a related person transaction under Item 404(a) of Regulation S-K and a related party transaction under ASC 850, requiring ASC 850 related-party footnote disclosure here in Note 10 and, separately, Item 404(a)/Part III or proxy disclosure identifying each officer, describing his position, and stating his interest in the applicable note (principal, 10% annual interest, and the stock-conversion right described above).

DotCom Ventures Inc. - Concerts Inc. Senior and Junior Secured Promissory Notes

In July of 2025, the transaction between the Company, Concerts Inc. (“Concerts”), and DotCom Ventures Inc. (“DVI”), was initially recorded as an Asset Purchase. Effective February 1, 2026, as described in Note 4 in this Report, the transaction was converted into the acquisition of a business and Purchase Accounting was been applied. DVI had three Secured Notes Payable comprised of a Senior Secured Note to a third-party and a Senior and a Junior Secured Note payable by DVI, (as borrower), to Concerts Inc. (as lender). Concerts Inc. also is the minority interest holder of DVI. In connection with conversion of the asset acquisition from DVI, to purchase accounting, the three DVI Secured Notes were included in the Company’s consolidated balance sheet beginning February 1, 2026.

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

A Senior Secured Promissory Note payable by DVI (as borrower), to Concerts Inc. (as lender), in the amount of $500,000 (the TicketStub Senior Note) was entered into on May 1, 2025, bearing simple interest at 0.5% per month (6.0% per annum), calculated on a thirty-day-month basis, accruing through and payable together with the outstanding principal in full at maturity on December 31, 2025. Any amount not paid at maturity bears interest instead at a default rate of 1.0% per month (12.0% per annum) until paid. The TicketStub Senior Note may be prepaid in whole or in part at any time without penalty and was secured by a security interest in the TicketStub.com domain name and related assets (the “TicketStub Assets”) under a Senior Security Agreement of the same date. A forbearance agreement was entered extending the maturity to March 31, 2026. On March 17, 2026, the TicketStub Senior Note, along with accrued interest of $21,083 was fully paid and retired.

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

The Concerts Junior Secured Note bears simple interest at 0.5% per month (6.0% per annum), calculated on a thirty-day-month basis, accruing through and payable in full at maturity on May 31, 2026, together with the outstanding principal. Any amount not paid at maturity bears interest instead at a default rate of 1.0% per month (12.0% per annum) until paid. The Concerts Junior Note may be prepaid in whole or in part at any time without penalty and is secured by a security interest in the Concerts.com domain name and related assets (the “Concerts Assets”) under a Junior Security Agreement of the same date. As issued, the Concerts Junior Note was subordinated in priority to the third-party $1,000,000 Senior Secured Promissory Note which was secured by a senior security interest in the same Concerts Assets. Final payment was made on that third-party Senior Promissory Note, and it was retired on May 29, 2026. This Junior Secured Note was not repaid when it matured on May 31, 2026. On November 1, 2026, the Company and Concerts Inc. agreed to a forbearance and to extend the maturity of the Concerts Junior Note to December 31, 2026. As of June 30, 2026, $1,500,000 of principal and $93,250 of accrued interest was outstanding on the Concerts Junior Note.

Ali Law Convertible Note

On January 15, 2026, the Company entered into a convertible promissory note with the Amar Ali Law, PLLC (“Ali Law”) in the principal amount of $1,445,361 for outstanding fees for legal services provided to the Company. The note bears interest at 10% and has a maturity date of January 15, 2027. Simple interest has accrued from issuance (January 13, 2026) through June 30, 2026, totaling approximately $66,074 as of June 30, 2026. As of the date of this report, $50,000 of principal has been converted.

Related Party Veloce Arrangements - MPA Commercial Ltd and MPA Creative Ltd

In connection with the Company’s acquisition of a controlling interest in Veloce Esports Limited on February 17, 2026 (the “Veloce Acquisition Date”) (see Note 4, Business Combination and Acquisitions), the Company identified a related-party relationship arising from the involvement of Dan Bailey, the Company’s Chief Commercial Officer and also a member of the Company’s Board of Directors, with two United Kingdom entities that have pre-existing and ongoing commercial relationships with the acquired Veloce businesses: MPA Commercial Ltd, a United Kingdom public relations agency, and MPA Creative Ltd, a United Kingdom motorsport marketing company (together, the “MPA Entities”). Mr. Bailey is a shareholder and director/officer of both of the MPA Entities. Mr. Bailey and MPA Creative Ltd were also each, separately, selling shareholders of Veloce under the Share Purchase Agreements comprising the Veloce acquisition (see Note 4, Business Combinations).

Pre-Existing Loan. In October 2024, during the approximately sixteen months before the Veloce Acquisition Date, MPA Creative Ltd advanced Veloce £130,000, or approximately $172,300 (see Note 2, Foreign Currency Translation), in four transactions pursuant to an unsecured borrowing arrangement that bears no stated interest and has no fixed or stated repayment date. Because this arrangement predates both the Veloce Acquisition Date and the involvement of the Company’s current management, the Company was not a party to, and did not authorize, negotiate, or approve, the original arrangement, and the Company’s records regarding its terms remain limited to the principal amount, the absence of interest, and the absence of a fixed maturity. As of the acquisition date, Veloce had repaid £30,000, or approximately $39,761, of the debt. Veloce subsequently repaid a further £5,000, or approximately $6,627, between the Veloce Acquisition Date and June 30, 2026. As of June 30, 2026, £95,000, or approximately $125,911, remained outstanding. See Note 10, Notes Payable and Convertible Debt, for the recorded balance and balance sheet classification. Because Mr. Bailey is an executive officer and director of the Company and a shareholder, director, and officer of MPA Creative Ltd, the Company’s continued maintenance of this arrangement following the Veloce Acquisition Date is itself a related person transaction under the Company’s Related Party Transactions Policy and under Item 404(a) of Regulation S-K.

The Company intends to continue monitoring these and any future arrangements with the MPA Entities under that policy for so long as Mr. Bailey’s affiliation with those entities continues.

Veloce Loan - Andrew Webb

Prior to the Veloce Acquisition Date, Veloce Esports Limited entered into a Shareholders Loan Agreement dated July 10, 2025 with Andrew Webb and Darryl Eales (see below), each a former shareholder of Veloce and a selling shareholder under the Share Purchase Agreements comprising the Company’s acquisition of Veloce (see Note 4, Business Combinations), under which Mr. Webb agreed to lend Veloce £250,000, or approximately $331,345 (see Note 2, Foreign Currency Translation). Veloce separately entered into a Shareholders Loan Agreement dated October 9, 2025 with Mr. Webb alone, under which he agreed to advance Veloce a further £750,000, or approximately $994,036, which, together with a prior outstanding balance of £530,000, or approximately $702,452, of loans, fees, and commissions described in that agreement as previously due to Mr. Webb, brought Veloce’s total loan commitment to Mr. Webb under the October facility to £1,280,000, or approximately $1,696,488.

The July 2025 loan carried a one-time repayment premium and capped interest. No amounts were repaid on this loan during 2025. During the three months ended March 31, 2026, Veloce repaid Mr. Webb £226,250, or approximately $299,867, against this loan, and during the three months ended June 30, 2026, repaid £0 against this loan.

Andrew Webb - July 2025 loan (as carried on Veloce’s books)

Schedule of Loan

Item	Amount (£)
Principal per signed July 10, 2025 loan agreement	250,000
Capped Interest	50,000
Repayment premium (15% of Mr. Webb’s £250,000 share)	37,500
Subtotal	337,500
Less: repaid during the three months ended March 31, 2026	(226,250)
Less: repaid during the three months ended June 30, 2026	-
Balance at June 30, 2026	£111,250 (~USD$147,449)

The October 9, 2025 loan bears interest at 15% per annum on the full £1,280,000, or approximately $1,691,108, balance, and is secured by debentures over Veloce’s assets registered with Companies House. No. 1135021 principal was repaid on this loan during the six months ended June 30, 2026. Veloce’s accounting records reflect accrued interest of £138,345 on this loan as of June 30, 2026.

Andrew Webb - October 2025 loan

Item	Amount (£)
Principal	1,280,000
Accrued interest through June 30, 2026	138,345
Repayments through June 30, 2026	-
Balance at June 30, 2026	£1,418,345 (~USD$1,879,847)

Veloce Loan - Darryl Eales

Mr. Eales loaned Veloce £1,000,000, or approximately $1,325,831 (see Note 2, Foreign Currency Translation), under the July 10, 2025 Shareholders Loan Agreement with Mr. Webb described above. Proceeds from the Eales loan were used for the Quadrant acquisition. Separately, there is a 2024 loan from Mr. Eales with an unpaid balance of £121,000, or approximately $160,371, carried forward.

Neither Eales loan bears interest. The July 2025 loan instead carried a repayment premium, as previously described. Veloce repaid £870,000, or approximately $1,149,425, to Mr. Eales in October 2025; of that amount, £750,000, or approximately $990,884, was funded by the October 2025 Webb advance described above and the remaining £120,000, or approximately $159,075, came from Veloce.

Darryl Eales - combined loan balance

Item	Amount (£)
2024 loan, unpaid balance carried forward	121,000
Principal per signed July 10, 2025 loan agreement	1,000,000
Loan premiums per Veloce accounting (see NTD below)	87,500
Less: repaid, believed October 2025 (of which £750,000 funded by the Webb October 2025 advance and £120,000 by Veloce)	(870,000)
Balance at June 30, 2026	£338,500 (~USD$448,641)

Veloce Loan - Seb Williams

Mr. Williams loaned Veloce £100,000, or approximately $132,583 (see Note 2, Foreign Currency Translation). under a July 11, 2025 Shareholders Loan Agreement. The proceeds of the loan were applied to the acquisition of Quadrant. The note began accruing a fixed interest amount of £5,000, or approximately $6,626, per month on October 11, 2025. As of June 30, 2026, £130,000 comprised of principal and interest, or approximately $172,299, is outstanding.

Ming Global loaned Veloce £500,000 or approximately $662,691 (see Note 2, Foreign Currency Translation) in June of 2023. During the remainder of 2023 and throughout 2024 a total of £412,797, or approximately $547,113, was repaid. In 2025 no payments were made and in January and May fees and administrative costs were added to the open balance. There is no set maturity date for the facility. The loan bears interest at 16% per annum. Interest is paid monthly so there is no accrued interest owed on the facility. A payment of £20,000, or approximately $26,507, was made in June 2026. At June 30, 2026, the unpaid principal with fees and administrative costs was £116,115, or approximately $153,897.

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

Preferred Stock

Pursuant to the Company’s charter, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors has the authority without action by the stockholders, to designate and issue shares of preferred stock in one or more classes or series, and the number of shares constituting any such class or series, and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of preferred stock, including, without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences, which rights may be greater than the rights of the holders of the common stock. As of June 30, 2026, there were no shares of preferred stock issued and outstanding.

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

As of June 30, 2026 and December 31, 2025, 3,184,816 and 982,975 shares of Common Stock, post reverse stock split, respectively, were outstanding. During the six months ended June 30, 2026, the Company issued the following shares of common stock:

Conversion of debt to equity	62,586
Granted in lieu of cash	658,799
Direct placement of common stock	349,980
Sales of common stock to public investors	525,926
Issued for acquisition	352,207
Issued under stock purchase agreement	300,680
Total	2,250,178

Public Warrants

After giving effect to the Business Combination and the reverse stock splits that occurred after the Public Warrants were issued, as of June 30, 2026, Public Warrants were outstanding for the purchase of an aggregate of 14,375 shares of common stock at an exercise price of $16,100.00 per share. That total includes previously issued warrants of AutoLotto, now warrants of SEGG Media, exercisable for an aggregate of 283 shares of common stock.

In accordance with their terms, the Public Warrants expired on October 29, 2026, the fifth anniversary of the completion of the Trident Combination. No Public Warrants were exercised before expiration, and none remain outstanding. The Public Warrants were classified in stockholders’ equity, so their expiration had no effect on the Company’s results of operations. See Note 16, Subsequent Events.

Private Warrants

Private warrants of Trident issued before the business combination were forfeited and did not transfer to the surviving entity.

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

Common Stock

In connection with the Veloce acquisition, the Company issued prefunded warrants to one of the selling shareholders of Veloce. The value of these warrants has been recorded as part of acquisition accounting and therefore is not reflected in the table below. During the year ended December 31, 2025, 13,926 warrants were issued. The Company issued 5,010 warrants during the year ended December 31, 2024. All warrants issued during 2024 and 2025 are fully vested.

The Company recorded warrant expense of $0 for the six months ended June 30, 2026, and recorded warrant related expenses of $693,397 for the year ended December 31, 2025.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2025	60,193	$50.45	2.0	$2,742,015
Granted	-	-	-	-
Exercised	(60,173)	-	-	(2,741,045)
Forfeited/cancelled	(327)	$30.40	-	-
Outstanding at March 31, 2026	21	$2,128.11	2.0	970
Granted
Exercised
Forfeited/cancelled
Outstanding at June 30, 2026	21	$2,128.11	1.5	$-

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

On February 9, 2026, Company stockholders unanimously approved to increase the number of shares reserved for issuance under the 2021 Plan to 535,714.

Stock Options

The Company issued 22,223 stock options during the quarter ended March 31, 2026 and 0 stock options during the quarter ended June 30, 2026. The following table shows stock option activity for the year ended December 31, 2025 and the six months ended June 30, 2026:

Weighted
				Weighted	Average
	Shares	Outstanding	Average	Remaining	Aggregate
	Available	Stock	Exercise	Contractual	Intrinsic
	for Grant	Awards	Price	Life (years)	Value
Outstanding at December 31, 2025	-	14,445	$143.57	2.7	$-
Granted	-	22,223	9.45	3.8	-
Exercised	-	-	-	-	-
Forfeited/cancelled	-	-	-	-	-
Outstanding at March 31, 2026	-	36,667	$63.95	3.4	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited/cancelled	-	-	-	-	-
Outstanding at June 30, 2026		36,667	$63.95	3.2	$

Restricted awards

The Company awarded restricted stock to employees on October 28, 2021, which were granted with various vesting terms including immediate vesting, service-based vesting, and performance-based vesting. In accordance with ASC 718, the Company has classified the restricted stock as equity.

For employee issuances, the measurement date is the date of grant, and the Company recognizes compensation expense for the grant of the restricted shares over the service period for the restricted shares that vest over a period of multiple years and for performance-based vesting awards, the Company recognizes the expense when management believes it is probable the performance condition will be achieved. As of December 31, 2021, the Company had granted 27,375 shares with vesting to begin April 2022. For the year ended December 31, 2022, the Company recognized $27,137,991 of stock compensation expense related to the employee restricted stock grants. As of June 30, 2026 and December 31, 2025, unrecognized stock-based compensation associated with the restricted stock awards is $0.

Note 13. Income Taxes

We are required to file federal and state income tax returns in the United States. The preparation of these tax returns requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. In consultation with our tax advisors, we base our tax returns on interpretations that are believed to be reasonable under the circumstances. The tax returns, however, are subject to routine reviews by the various federal and state taxing authorities in the jurisdictions in which we file tax returns. As part of these reviews, a taxing authority may disagree with respect to the income tax positions taken by us (“uncertain tax positions”) and, therefore, may require us to pay additional taxes. As required under applicable accounting rules, we accrue an amount for our estimate of additional income tax liability, including interest and penalties, which we could incur as a result of the ultimate or effective resolution of the uncertain tax positions. We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

In connection with the acquisition of Veloce on February 17, 2026 (see Note 4, Business Combination and Acquisitions), the Company’s consolidated results include the operations of a United Kingdom subsidiary beginning on the acquisition date. The effect of Veloce’s operations on the Company’s income tax provision for the period from February 17, 2026 through June 30, 2026 was not material. The Company does not intend to repatriate the earnings of its foreign subsidiary to the United States and has not provided for U.S. federal or foreign withholding taxes on any undistributed earnings of Veloce as a result.

Note 14. Commitments and Contingencies

Indemnification Agreements

The Company enters into indemnification provisions under its agreements with other entities in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2026 and December 31, 2025.

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

Leases

On September 1, 2024, the company moved its headquarters to Fort Worth, Texas under a membership agreement with a monthly cost of $154. The Company also leased a premise in Boca Raton, Florida for $25,000 per month under a 12-month lease agreement that commenced on August 1, 2024, and continued thru July 31, 2025. Under the former Chief Executive Officer, use of the premises in Boca Raton were held over beyond the end of the lease, and the Company paid month-to-month rent for August through November incurring an additional $100,000 of rent expense. Veloce utilizes a smaller facility as an executive and administrative office rented on a month-to-month basis for approximately $6,600 per month. The larger London office where employees of Veloce work was on a 5-year lease that expired on November 2, 2025. Veloce continued to utilize that facility on a month-to-month basis until a new lease was entered on May 3, 2026, for approximately $11,600 per month, with a twelve-month term that ends on May 2, 2027. For the twelve months ended December 31, 2025, rent expense was $346,382. For the six months ended June 30, 2026, rent expense, including the Veloce offices from the February 17, 2026 acquisition date, was $136,931. Rent expense for the six months ended June 30, 2025 was $263,271.

As of June 30, 2026, future minimum rent payments due under non-cancellable leases are as follows:

Years ending December 31,	Amount
2026 (remaining six months)	$69,583
2027	46,388
Thereafter	-
$115,971

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

As of June 30, 2026, the Company had various pending legal and regulatory matters, including litigation and claims described in Part II, Item 1 – Legal Proceedings and, where applicable, Note 16 – Subsequent Events. Based on information currently available, management does not believe that any loss contingency for which a liability has not been recorded is both probable and reasonably estimable as of June 30, 2026. Accordingly, except as otherwise disclosed in these consolidated financial statements, no material accruals for litigation or other loss contingencies have been recorded as of June 30, 2026.

Note 15. Related Party Transactions

The Company has from time to time entered into transactions with related parties. The Company regularly reviews these transactions; however, the Company’s results of operations may have been different if these transactions were conducted with nonrelated parties.

Founder’s Loans

During the year ended December 31, 2020, the Company entered into borrowing arrangements with the individual founders to provide operating cash flow for the Company. The Company repaid $4,700 during 2021 and the outstanding balance remained $13,000 on June 30, 2026 and December 31, 2025.

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

The Company was party to a credit facility with UCIL, originally entered into on July 26, 2023, amended and restated on August 8, 2023, amended on August 18, 2023, and further amended and restated on February 16, 2024 to increase the facility from $49,000,000 to $149,000,000. On January 20, 2026, the Company terminated all financing agreements with UCIL at its election. During the life of the agreement, UCIL loaned the Company $2,291,224 and converted $1,921,900 into shares of common stock. As of June 30, 2026, the outstanding balance under the facility was $369,936, and accrued interest in connection with the facility on June 30, 2026 was $93,523. See Note 10, Notes Payable and Convertible Debt.

Following the termination, UCIL believed the amount owed under the facility was larger than the amount reflected in the Company’s accounting records. Multiple written requests have been made, and UCIL has not provided any support for a larger amount. See Note 14, Commitments and Contingencies, and Part II, Item 1, “Legal Proceedings.”

Consulting Services - Christopher Gooding

Christopher Gooding, appointed as a director of the Company on August 10, 2023, is an attorney licensed in the United Kingdom. He previously provided limited consulting services to the Company’s outside general counsel on select U.K. legal matters that could potentially impact the Company. These consulting services began in February 2024, and Mr. Gooding was compensated separately for his director compensation, receiving a total of $264,000 in 2024. To maintain his independence as a director, Mr. Gooding ceased providing all consulting services to the Company’s outside general counsel as of June 30, 2025. His compensation for consulting services from January 1, 2025 to June 30, 2025 was $144,000. Other than matters where Mr. Gooding is a named defendant alongside the Company in the legal proceeding initiated by Honey Tree Trading LLC further described in Part II, Item 1 – Legal Proceedings, Mr. Gooding provides opinions on all Board matters solely in his capacity as an independent director, with no additional compensation from the Company or its outside general counsel.

Loan from Executive Officer - Robert J. Stubblefield

During the quarter ended September 30, 2024, the Company entered into a borrowing arrangement with Robert J. Stubblefield, the Company’s Chief Financial Officer, to provide funding for certain operating expenses of the Company. On September 30, 2024, the Loan amount was $57,682. Additional amounts were provided by Mr. Stubblefield during the quarter ended December 31, 2024 and the loan amount at year end was $67,941. The Loan was issued at zero percent interest. In February 2025, the Company granted shares of common stock which repaid the loan in full.

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

Veloce-Related Arrangements - MPA Commercial Ltd and MPA Creative Ltd

Dan Bailey, the Company’s Chief Commercial Officer and a member of its Board of Directors, is a shareholder, director and officer of MPA Commercial Ltd, a United Kingdom public relations agency, and MPA Creative Ltd, a United Kingdom motorsport marketing company (together, the “MPA Entities”). Both companies did business with Veloce before the Company acquired a controlling interest in it on February 17, 2026 (the “Veloce Acquisition Date”), and those relationships have continued. Mr. Bailey and MPA Creative Ltd were also each selling shareholders of Veloce under the Share Purchase Agreements for the Veloce acquisition (see Note 4, Business Combination and Acquisitions). U.S. dollar amounts below are translated as described in Note 2, Foreign Currency Translation.

Loan from MPA Creative Ltd. In October 2024, about sixteen months before the Veloce Acquisition Date, MPA Creative Ltd advanced Veloce Esports Limited £130,000 (approximately $172,300) in four transactions under an unsecured arrangement that carries no stated interest and has no fixed maturity date. The arrangement predates the Company’s acquisition of Veloce and its current management, and the Company did not negotiate or approve it. Veloce repaid £30,000 (approximately $39,761) before the Veloce Acquisition Date and a further £5,000 (approximately $6,627) between the Veloce Acquisition Date and June 30, 2026. As of June 30, 2026, £95,000 (approximately $125,911) remained outstanding. See Note 10, Notes Payable and Convertible Debt, for the recorded balance and balance sheet classification.

Service arrangements. MPA Commercial Ltd provides public relations services to Veloce Esports Limited, and MPA Creative Ltd provides motorsport marketing services to Veloce Racing Limited.

Balances. As of June 30, 2026, Veloce had accounts receivable of £22,270 (approximately $29,516) from the MPA Entities and trade payables of £95,000 (approximately $125,911) owed to them. These balances are included in accounts receivable, net and trade payables on the condensed consolidated balance sheet.

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

As a smaller reporting company, the Company applies the disclosure threshold in Item 404(d), the lesser of $120,000 or one percent of the Company’s average total assets for its last two completed fiscal years. The MPA Creative Ltd loan balance alone, $125,911 as of June 30, 2026, exceeds $120,000, which is the ceiling of that threshold regardless of the asset-based prong; the aggregate amount involved across the loan, the accounts payable balance, and the service fees described above is correspondingly in excess of the disclosure threshold.

Veloce-Related Arrangements - Jamie MacLaurin Promissory Notes

In connection with the Veloce acquisition (see Note 4, Business Combination and Acquisitions), the Company identified three promissory notes, two in the principal amount of £10,000 and made on January 29, 2026, and an older one in the amount of £3,510 (£23,510 in the aggregate, or approximately $31,061 (see Note 2, Foreign Currency Translation), under which Veloce Esports Limited and Quadrant respectively, loaned funds to Jamie MacLaurin, a Senior Vice President and executive officer of the Company, prior to the Veloce Acquisition Date. The notes are non-interest-bearing unless not repaid by their maturity date of September 30, 2027, at which time interest begins to accrue. Veloce’s management disclosed the existence of these notes to the Company.

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

Mr. MacLaurin has repaid the notes as of the filing of this report.

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

Mr. Clarke has repaid the note as of the filing of this report.

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

Other matters arising after June 30, 2026 are addressed in the sections of this Report to which they most directly relate, including the restatement of previously issued financial statements described in Note 3 and the Company’s Nasdaq listing compliance status described in Part I, Item 2, “Impact of Legacy Matters on Current Operations.”

Reverse Stock Split

Effective July 31, 2026, the Company effected a 1-for-7 reverse stock split of its common stock, as described in Note 11. Share and per-share amounts in these condensed consolidated financial statements have been retroactively adjusted for all periods presented.

Expiration of Public Warrants

On October 29, 2026, the Company’s publicly traded warrants (Nasdaq: LTRYW), exercisable for an aggregate of 14,375 shares of common stock at $16,100.00 per share, expired in accordance with their terms without having been exercised. Nasdaq has filed a Form 25 to remove the warrants from listing, and they are no longer outstanding. Removal of the public warrants from listing on Nasdaq had no effect on the Company’s common stock and the expiration had no effect on the Company’s Financial Statements. See Note 11, Stockholders’ Equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the related notes appearing elsewhere in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those expressed or implied in such forward- looking statements as a result of various factors, including those set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements” included herein and the sections entitled “Risk Factors” included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”)

The Company’s results of operations for the three and six months ended June 30, 2026 are not directly comparable to the corresponding prior-year periods due to the acquisition of Veloce on February 17, 2026 and the matters described in the Explanatory Note, below under “Restatement of Previously Issued Financial Statements,” and in Note 3 to the condensed consolidated financial statements included in this Report, which affect the comparability of prior-period amounts presented in this Report. Accordingly, the Company’s consolidated results for the current period which include the operating results of Veloce from the acquisition date through June 30, 2026, which materially affected the composition of the Company’s revenues, expenses, and results of operations are not directly comparable to the same periods of the previous year.

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

Operational Restart and Execution Focus

Following the cessation of certain legacy operations in 2022, the Company has been engaged in a phased operational restart. Current operations reflect a transition from a legacy model primarily dependent on lottery-based revenue toward a more diversified platform across sports, entertainment, and gaming. As a result, period-over-period comparisons may not be indicative of underlying performance trends, as prior periods reflect a fundamentally different operating structure. For many components of the Company, current operating results are more closely aligned with early-stage platform development, integration of newly acquired or partnered assets, and the reestablishment of commercial activities. Veloce Media Group and its entities are early-stage growth companies with growing customer bases and revenue, operating a portfolio of digital media, esports, motorsports, and content brands that the Company estimates reach a combined global audience of approximately 500 million people across owned and partner provided digital and social media channels. Management believes this audience represents an opportunity to cross-promote and drive engagement across the Company’s broader portfolio, including Sports.com, Concerts.com, and Lottery.com.

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

On March 16, 2026, the Company entered into a Securities Purchase Agreement pursuant to which it agreed to issue unsecured convertible promissory notes in an aggregate principal amount of up to approximately $11.8 million, to be funded in multiple tranches. The initial tranche was funded upon execution, with subsequent tranches subject to customary conditions. This financing, along with other recent capital raises, has been vital in supporting the Company’s operational restart, funding strategic initiatives, and addressing obligations arising from Legacy Matters. On May 26, 2026, the Company also issued a $3.5 million unsecured convertible promissory note to Amorua Global, Inc. However, such financings have resulted in, and may continue to result in, dilution to existing stockholders.

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

Transition from Remediation to Operations

Since 2022, much of management’s time has gone to stabilizing the business, remediating legacy problems, and restructuring operations. That work is not finished, and the restatement described in Note 3 is part of it. Management is now able to spend more of its time on running the operating businesses and building revenue. Revenue for the six months ended June 30, 2026 was $4.4 million, with most of it from Veloce since February 17, 2026, and the Company still depends on outside financing to fund its operations. The changes in how the Company operates include:

●	Restarting certain operations that were stopped in 2022
●	Acquisitions and partnerships, including Veloce
●	Developing revenue beyond lottery-based activities
●	Closely monitoring how capital is approved and spent

This operational progress is separate from the Legacy Matters described in this section, including the restatement described in Note 3, which remain active and, in the case of the restatement, remain unresolved pending the amendment of the Company’s previously filed Annual Reports on Form 10-K for the years ended December 31, 2021 through December 31, 2025 and Quarterly Reports on Form 10-Q for the quarters within that period. While risks remain, including liquidity constraints, execution risk associated with integrating new platforms, and the matters described above and in Part I, Item 4, and Part II, Item 1A, management believes the Company’s current operations are better organized than they were in 2022, with revenue-generating businesses in place and management’s attention shifting from remediation to running those businesses. There can be no assurance, however, that these changes will result in profitable operations or reduce the Company’s need for outside financing.

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

Our Current Revenue

During the three and six months ended June 30, 2026, the Company generated revenue from digital media and advertising services, data services, and gaming operations. The acquisition of Veloce on February 17, 2026 expanded the Company’s operations to include digital media businesses whose operating results have been included in the Company’s consolidated financial statements beginning on the acquisition date which was February 17, 2026.

●	Digital Media and Advertising Services. Revenue from the Company’s digital media operations is generated through the sale of digital advertising, sponsorships, branded content, media production services, content licensing, and other commercial partnerships across its portfolio of digital media properties and social media channels.
●	Data Services. Commercial customers subscribe to the Company’s data services for access to proprietary data products. Certain customers also purchase large data sets on a per-record basis. The Company additionally enters into multi-year commercial agreements for the delivery of anonymized transaction data in accordance with its Terms of Service.
●	Gaming Operations. Revenue from the Company’s gaming operations is generated primarily through its operations in Mexico and includes iLottery products and related gaming services. The company anticipates new revenue from the recently launched lottery affiliate program beginning in the fourth quarter.

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

Digital Media and Advertising

The acquisition of Veloce on February 17, 2026 materially changed the Company’s operations by adding digital media and advertising revenues beginning on the acquisition date. Revenue from these operations is affected by advertising demand, sponsorship activity, content production schedules, audience engagement across digital platforms, and the timing of commercial campaigns. Advertising revenue may also fluctuate due to seasonal spending patterns and broader economic conditions that affect marketing budgets.

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

Acquisition of Veloce

The acquisition of Veloce in February 2026 materially affected the comparability of the Company’s results of operations with prior periods. Accordingly, period-to-period comparisons should be considered in light of the inclusion of Veloce’s operating results from the acquisition date of February 17, 2026 through June 30, 2026. Veloce continues to operate as a standalone business following the acquisition, and the Company does not currently intend to integrate Veloce’s operations with its other business lines. The Company has established financial reporting, governance, and oversight processes to incorporate Veloce into the Company’s consolidated financial statements and internal control environment, and expects costs associated with these processes to continue during 2026.

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

During 2026, the Company became delinquent in filing certain periodic reports with the SEC. As a result, the Company experienced limitations on certain financing alternatives available to reporting companies in good standing and incurred additional costs associated with completing its financial reporting obligations and regaining compliance with applicable reporting requirements. Management continues to evaluate financing alternatives while prioritizing available capital toward operating activities of its high-growth potential businesses, integration of acquired businesses, and initiatives intended to support revenue generation.

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

Financial Reporting and Governance

During the current reporting period and thereafter, the Company has continued to enhance its financial reporting processes, internal controls, and corporate governance practices. The Company also completed work necessary to determine amounts and prepare for restatement of previously issued financial statements as announced in an 8-K filed on October 8, 2026. These activities have required and are expected to continue requiring significant management attention and guidance from professional resources and have increased operating expenses during the first half of 2026. Expenses incurred to date and expected to be incurred in connection with amended and restated filings of financial statements have not been and are not expected to become material. The Company does anticipate additional expenses in the fourth quarter for implementation of enhancements to processes and tools and completing the restatement described in Note 3.

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

Current Plan of Operations

As a result of the acquisition of Veloce in February 2026, the Company’s operating plan is increasingly focused on supporting the growth of its digital media and advertising businesses while continuing to operate and expand its gaming and data services businesses.

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

Subsequent to the period covered by this Report, following a phased, waitlist-based rollout, Sports.com Predict moved to full public access on July 22, 2026, in jurisdictions where such access is permitted. At that time the platform’s catalog expanded to 1,195 prediction markets across 18 additional sports categories.

In September 2026, the Company temporarily took Sports.com Predict offline. The decision was made to conserve financial resources while the Company works to complete its delinquent periodic reports and regain compliance with its SEC reporting obligations and Nasdaq listing requirements, which have limited its access to capital. The decision was not related to the performance of the platform, the Polymarket relationship, or any regulatory action. The Polymarket agreement remains in effect.

Management continues to believe that Sports.com Predict represents a meaningful opportunity for the Company. Its transaction-based structure has the potential to become a recurring revenue stream that grows with platform usage. The Company intends to relaunch the platform once its reporting is current and it has sufficient resources to support operations.

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

Also subsequent to the period covered by this Report, on July 20, 2026, the Company announced its first partner under this affiliate model, International Gaming Alliance (“IGA”), pursuant to which IGA is expected to fund market entry, licensing, marketing, and customer acquisition costs for an initial group of markets across Latin America and Canada, while the Company retains brand and strategic oversight and deploys its proprietary technology platforms, including Spektrum, which the Company created in 2025 after acquiring the underlying assets from PlusEVO Ltd. In connection with this transition, the Company also plans to relaunch the Lottery.com website as an information and affiliate hub rather than a platform through which the Company offers gaming directly. As of the date of this report, IGA has funded development costs for the Lottery.com affiliate website and initiated processes to obtain licenses to operate in multiple jurisdictions.

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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025.

For the three months ended June 30, 2026 and 2025

	For the three months ended June 30,
	2026	2025	$ Change	% Change

Revenue	$3,228,990	$191,762	3,037,228	1,584%
Cost of revenue	2,291,536	162,733	2,128,803	1,308%
Gross profit	937,454	29,029	908,425	3,129%

Operating expenses:
Personnel costs	1,313,926	438,966	874,960	199%
Professional fees	1,605,627	1,339,869	265,758	20%
General and administrative	1,816,359	1,127,724	688,635	61%
Depreciation and amortization	1,023,879	942,644	81,235	9%
Total operating expenses	5,759,791	3,849,203	1,910,588	50%
Loss from operations	(4,822,337)	(3,820,174)	(1,002,163)	26%

Other expenses
Interest expense	453,918	80,063	373,855	467%
Interest income	(13,394)	(15,642)	2,248	-14%
Other expense	9,745	(11,066)	20,811	188%
Other income	(2,813,948)	(12,967)	2,800,981	21,601%
Total other expenses, net	(2,363,679)	40,388	(2,404,067)	-5,952%

Net loss before income tax	$(2,458,658)	$(3,860,562)	1,401,904	-36%
Income tax expense (benefit)	-	-	-	-
Net loss	(2,458,658)	(3,860,562)	1,401,904	-36%

Revenue. Revenue for the three months ended June 30, 2026 was $3.2 million, an increase of $3.04 million, or 1,584%, compared to $192,000 for the three months ended June 30, 2025. For the three months ended June 30, 2026, revenue was lower by: $47,000 for Sports.com Media, $27,000 for core operations, $27,000 for Global Gaming, and $25,000 for TinBu. These decreases were offset by revenue for Veloce which was not present for the three months ended June 30, 2025.

Cost of Revenue. Cost of revenue includes content creation and media production expenses, talent and rights-related costs, advertising fulfilment costs, revenue-sharing arrangements, merchandise costs, data acquisition costs, platform hosting and technology expenses, payment processing fees, affiliate commissions, and payments to gaming partners and lottery providers. Cost of revenue for the three months ended June 30, 2026 was $2.3 million, an increase of $2.1 million, or 1,308%, compared to $163,000 for the three months ended June 30, 2025. For the three months ended June 30, 2026, cost of revenue was lower by: $115,000 for Sports.com Media, and $5,000 for Global Gaming, These decreases were offset by costs of revenue for Dotcom Ventures and Veloce which were not present for the three months ended June 30, 2025.

Gross Profit. Gross profit for the three months ended June 30, 2026 was $937,000, compared to $29,000 for the three months ended June 30, 2025, an increase of $908,000, or 3,129%. For the three months ended June 30, 2026, Gross profit was lower: for core operations by $27,000, for TinBu by $24,000, and for Global Gaming by $22,000, and higher for Sports.com Media by $69,000, compared to the three months ended June 30, 2025. These changes were offset by gross profit for Veloce which was not present for the three months ended June 30, 2025.

Operating Costs and Expenses.

	For the three months ended June 30,
	2026	2025	$ Change	% Change

Operating expenses:
Personnel costs	1,313,926	438,966	874,960	199%
Professional fees	1,605,627	1,339,869	265,758	20%
General and administrative	1,816,359	1,127,724	688,635	61%
Depreciation and amortization	1,023,879	942,644	81,235	9%
Total operating expenses	5,759,791	3,849,203	1,910,588	50%
Loss from operations	(4,7822,337)	(3,820,174)	(1,002,163)	26%

Operating Expenses. Operating expenses for the three months ended June 30, 2026 were $5.8 million, an increase of $1.9 million, or 50%, compared to $3.8 million for the three months ended June 30, 2025. There were increases to: Personnel costs by $875,000, General and administrative by $689,000, Professional fees by $266,000, and depreciation and amortization by $81,000 as described below.

Personnel Costs. Personnel costs were $1.3 million for the three months ended June 30, 2026, an increase of $875,000, or 199%, from $439,000 for the three months ended June 30, 2025. Personnel costs were lower: for core operations by $43,000 and for Sports.com Media by $8,000 These decreases were offset by increases for Dotcom Ventures and Veloce which were not present for the three months ended June 30, 2025.

Professional Fees. Professional fees were $1.6 million for the three months ended June 30, 2026, an increase of $266,000, or 20%, from $1.3 million for the three months ended June 30, 2025. Professional fees for core operations were $184,000 higher partially offset by a decrease of $42,000 for Sports.com Media. The remaining increase is related to Veloce, which was not present for the three months ended June 30, 2025.

General and Administrative. General and administrative expenses were $1.8 million for the three months ended June 30, 2026, an increase of $689,000, or 61%, from $1.1 million for the three months ended June 30, 2025. General and administrative expenses were higher: by $128,000 for core operations, and by $23,000 for Global Gaming. Dotcom Ventures with expenses of $21,000 and Veloce which accounts for the remainder of the increase were not present for the three months ended June 30, 2025.

Depreciation and Amortization. Depreciation and amortization was $1.0 million for the three months ended June 30, 2026, an increase of $81,000, or 9%, from $943,000 for the three months ended June 30, 2025. Depreciation and amortization decreased by: $676,000 for core operations due to certain intangible assets becoming fully amortized prior to or during Q2, and by $80,000 for Global Gaming. This decrease was offset by increases in amortization of intangibles for DotCom Ventures and Veloce, both of which were not present for the three months ended June 30, 2025.

Other (Income) Expense, Net.

	For the three months ended June 30,
	2026	2025	$ Change	% Change

Other (income) expenses
Interest expense	453,918	80,063	374,000	538%
Interest income	(13,394)	(15,642)	2,248	14%
Other expense	9,745	(11,066)	20,811	188%
Other income	(2,813,948)	(12,967)	(2,800,981)	21,601%
Total other (income) expenses, net	(2,363,679)	40,388	(2,404,067)	-5,952%

Interest Expense. Net interest expense for the three months ended June 30, 2026 was $454,000, compared to net interest expense of $80,000 for the three months ended June 30, 2025. Approximately 50% of the year over year increase, $216,000, is related to new funding transactions entered into by the parent company. The remaining 50% of the $431,000 increase is attributed to DotCom Ventures ($78,000) and Veloce ($148,000) that were not present in the 2025 numbers.

Interest Income. Net interest income for the three months ended June 30, 2026 was roughly the same as for the three months ended June 30, 2025.

Other Expense. Other expense, net for the three months ended June 30, 2026 was $10,000, compared to other income, net, of ($11,000) for the three months ended June 30, 2025.

Other Income. Other income for the three months ended June 30, 2026 was $2.8 million, compared to other income of $13,000 for the three months ended June 30, 2025. Substantially, all of this increase is related to write-offs of accounts payable and accrued liabilities that had been included in the Company’s accounting records longer than the statute of limitations for them. Because the statute of limitations has expired, those debts are now time-barred, and the creditors can no longer use the legal system to enforce or compel payment. During the three months ended June 30, 2026, the Company recorded accounting entries to reduce accounts payable and accrued liabilities with the other side of those entries recorded as other income

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025.

For the six months ended June 30, 2026 and 2025

	For the six months ended June 30,
	2026	2025	$ Change	% Change

Revenue	$4,429,973	$415,611	4,014,362	966%
Cost of revenue	3,161,000	325,201	2,835,799	872%
Gross profit	1,268,973	90,410	1,178,563	1,304%

Operating expenses:
Personnel costs	2,336,958	1,125,603	1,211,355	108%
Professional fees	3,922,199	2,429,076	1,493,123	61%
General and administrative	2,878,011	1,870,567	1,007,444	54%
Depreciation and amortization	2,126,815	1,837,962	288,833	16%
Total operating expenses	11,263,983	7,263,228	4,000,755	55%
Loss from operations	(9,995,010)	(7,172,818)	(2,822,192)	39%

Other (income) expenses
Interest expense	850,738	151,870	698,868	460%
Interest income	(13,394)	(211,989)	(198,595)	-94%
Other expense	1,022,229	(11,066)	1,033,295	9,338%
Other income	(5,856,257)	(77,539)	5,778,718	7,453%
Total other (income) expenses, net	(3,996,684)	(148,724)	3,847,960	2,587%

Revenue. Revenue for the six months ended June 30, 2026 was $4.4 million, an increase of $4.0 million, or 966%, compared to $416,000 for the six months ended June 30, 2025. Revenue for the six months ended June 30, 2026 was lower by: $86,000 for Sports.com Media, $70,000 for TinBu, $63,000 for Global Gaming, and $54,000 for core operations, These decreases were offset by revenue from Veloce which was not present for the six months ended June 30, 2025.

Cost of Revenue. Cost of revenue includes content creation and media production expenses, talent and rights-related costs, advertising fulfilment costs, revenue-sharing arrangements, merchandise costs, data acquisition costs, platform hosting and technology expenses, payment processing fees, affiliate commissions, and payments to gaming partners and lottery providers. Cost of revenue for the six months ended June 30, 2026 was $3.2 million, an increase of $2.8 million, or 872%, compared to $325,000 for the six months ended June 30, 2025. Cost of revenue was lower by: $113,000 for Sports.com Media, and by $21,000 for core operations. The increase for the six months ended June 30, 2026 is related to Veloce, which was not present for the six months ended June 30, 2025.

Gross Profit. Gross profit for the six months ended June 30, 2026 was $1.3 million, compared to $90,000 for the six months ended June 30, 2025, an increase of $1.2 million, or 1,304%. Gross profit was lower by: $68,000 for TinBu, $63,000 for Global Gaming, and $33,000 for core operations, partially offset by higher gross margin for Sports.com Media by $28,000. The increase in gross profit is related to Veloce which was not present in for the six months ended June 30, 2025.

Operating Costs and Expenses.

	For the six months ended June 30,
	2026	2025	$ Change	% Change

Operating expenses:
Personnel costs	2,336,958	1,125,603	1,211,355	108%
Professional fees	3,922,199	2,429,076	1,493,123	61%
General and administrative	2,878,011	1,870,567	1,007,444	54%
Depreciation and amortization	2,126,815	1,837,982	288,833	16%
Total operating expenses	11,263,983	7,263,228	4,000,755	55%
Loss from operations	(9,995,010)	(7,172,818)	(2,822,192)	39%

Operating Expenses. Operating expenses for the six months ended June 30, 2026 were $11.3 million, an increase of $4.0 million, or 55%, compared to $7.3 million for the six months ended June 30, 2025. There were increases to: Personnel costs by $1.2 million, Professional fees by $1.5 million, General and administrative expenses by $1.0 million, and Depreciation and amortization by $289,000 as described below.

Personnel Costs. Personnel costs were $2.3 million for the six months ended June 30, 2026, an increase of $1.2 million, or 108%, from $1.1 million for the six months ended June 30, 2025. Personnel costs decreased by $208,000 for core operations and $54,000 for TinBu. These decreases were offset by increases for Dotcom Ventures and Veloce which were not present for the six months ended June 30, 2025.

Professional Fees. Professional fees were $3.9 million for the six months ended June 30, 2026, an increase of $1.5 million, or 61%, from $2.4 million for the six months ended June 30, 2025. Professional fees related to core operations increased $1.2 million and for Sports.com Media by $82,000. The remainder of the increase for the six months ended June 30, 2026 is related to Veloce, which was not present for the six months ended June 30, 2025.

General and Administrative. General and administrative expenses were $2.9 million for the six months ended June 30, 2026, an increase of $1.0 million, or 54%, from $1.9 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, General and administrative expenses were higher: for core operations by $141,000 and for Global Gaming by $82,000 partially offset by a decrease for TinBu by $10,000. There were increases for Dotcom Ventures and Veloce, which were not present for the six months ended June 30, 2025.

Depreciation and Amortization. Depreciation and amortization was $2.1 million for the six months ended June 30, 2026, an increase of $289,000, or 16%, from $1.8 million for the six months ended June 30, 2025. Depreciation and amortization was lower: for core operations by $937,000 because certain intangible assets became fully amortized in the six months ended June 30, 2026, There were increases for Dotcom Ventures and Veloce which were not present for the six months ended June 30, 2025.

Other (Income) Expense, Net.

	For the six months ended June 30,
	2026	2025	$ Change	% Change

Other (income) expenses
Interest expense	850,738	151,870	698,868	460%
Interest income	(13,394)	(211,989)	(198,595)	-94%
Other expense	1,022,229	(11,066)	1,033,295	-9,338%
Other income	(5,856,257)	(77,539)	(5,778,718)	7,453%
Total other (income) expenses, net	(3,996,684)	(148,724)	(3,847,960)	2,587%

Interest Expense. Interest expense for the six months ended June 30, 2026 was $851,000, compared with interest expense of $152,000 for the six months ended June 30, 2025, an increase of $699,000 or 460%. The increase is primarily due to $382,000 related to new convertible debt for core operations along with interest expense for Dotcom Ventures and Veloce which was not present for the six months ended June 30, 2026.

Interest Income. Interest income for the six months ended June 30, 2026 was $13,000, compared to interest income of $212,000 for the six months ended June 30, 2025, a decrease of $199,000 or (94%). Interest income for the six months ended June 30, 2025 included a catch-up entry recorded on the note receivable.

Other Expense. Other expense for the six months ended June 30, 2026 was $1.0 million, compared to other expense, of ($11,000) for the six months ended June 30, 2025, an increase of $1.03 million or 9,338%. The increase for the six months ended June 30, 2026 is related to waiver and consent fees, forbearance fees paid to lenders for extensions of maturity dates of notes, and miscellaneous other expenses for core operations. In addition, Dotcom Ventures and Veloce incurred Other expense which were not present for the six months ended June 30, 2025.

Other Income. Other income for the six months ended June 30, 2026 was $5.9 million, compared to other income, of $78,000 for the six months ended June 30, 2025, an increase of $5.8 million or 7,453%. The increase is primarily due to write-offs of accounts payable and accrued liabilities that had been included in the Company’s accounting records longer than the statute of limitations for them. Because the statute of limitations has expired, those debts are now time-barred, and the creditors can no longer use the legal system to enforce or compel payment. During the six months ended June 30, 2026, the Company recorded accounting entries to reduce accounts payable and accrued liabilities with the other side of those entries recorded as other income.

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

Since beginning its restructuring in 2022, the Company has repositioned its business strategy through strategic acquisitions and investments in revenue-generating businesses. As of June 30, 2026, the Company’s liquidity strategy remains focused on maintaining sufficient capital to support ongoing operations, satisfy existing obligations, pursue selected strategic opportunities, and strengthen its operating businesses and supporting infrastructure. The Company’s liquidity requirements increased during the period as a result of the acquisition of Veloce, continued investments in operating businesses, and ongoing expenditures associated with financial reporting, corporate governance, and public company compliance.

In March 2026 and May 2026, the Company entered into Securities Purchase Agreements providing for the issuance of unsecured convertible promissory notes. These financing arrangements are intended to provide working capital, support the Company’s liquidity, and fund operating activities, acquisition-related obligations, strategic initiatives, and other general corporate purposes. The Company’s future liquidity will continue to depend on cash flows generated by its operating businesses, the availability of external financing, and prudent management of operating expenditures and capital resources.

Management continues to evaluate a variety of financing alternatives, including debt and equity financing, strategic partnerships, and other capital sources. The timing, availability, and terms of any future financing will depend on several factors, including market conditions, the Company’s operating performance, capital requirements, and the status of its periodic reporting obligations under the Securities Exchange Act of 1934.

Execution of the Company’s operating plan remains dependent upon disciplined capital allocation, cash flows generated by its operating businesses, and the availability of external sources of capital.

As discussed elsewhere in this Report, delays in the Company’s periodic reporting have affected the availability of certain financing alternatives during 2026. Management is working to restore compliance with its periodic reporting obligations and regain timely reporting status, which management expects will expand the financing alternatives available to the Company. There can be no assurance that additional financing will be available when needed or, if available, on terms acceptable to the Company, or at all.

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

Management generally prioritizes investments and strategic transactions that it believes can be supported by available capital resources or committed financing, and which are expected to contribute to the Company’s operating objectives. Capital allocation decisions are continually evaluated in light of market conditions, available liquidity, strategic priorities, anticipated financial returns, and the Company’s overall operating and financial objectives.

The Company’s operating strategy remains dependent upon continued access to capital. During the six months ended June 30, 2026, the Company continued to execute its strategy through strategic acquisitions, investments in revenue-generating businesses, and capital raising activities. Management expects that additional capital resources may be required to support future operating activities, strategic investments, acquisition-related obligations, and other corporate initiatives.

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

From August to October 2017, the Company entered into seven Convertible Promissory Note Agreements with unaffiliated investors for an aggregate amount of $821,500. The notes bore interest at 10% per year, were unsecured, and were due and payable on June 30, 2019. The maturity of the notes was subsequently extended to December 2021. One of these notes was repaid in 2021 and the balance has remained $771,500 since December 31, 2021.

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

Cash Flows

Net cash used in operating activities was $10.4 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $1.0 million for the six months ended June 30, 2025. The increase came mainly from two items tied to cleaning up the Company’s balance sheet, not from weaker results in the underlying business. We reduced accrued and other expenses by $3.6 million, compared to an increase of $0.7 million for the six months ended June 30, 2025. Additionally the six months ended June 30, 2026 includes a $4.8 million non-cash write-off of time-barred accounts payable. That write-off reduced our liabilities and our net loss, but because it resulted in a reduction to liabilities, it is reported as a use of cash when calculating operating cash flow.

Net cash provided by investing activities was $15,000 for the six months ended June 30, 2026, compared to net cash used in investing activities of $608,000 for the six months ended June 30, 2025. Cash used in investing activities for the six months ended June 30, 2026 was from the disposal of property and equipment and for the six months ended June 30, 2025 cash used in investing activities was related to payments made as deposits for acquisitions.

Net cash provided by financing activities was $9.6 million for the six months ended June 30, 2026, compared to net cash provided by financing activities of $1.9 million for the six months ended June 30, 2025. Proceeds from: the stock purchase agreement were roughly the same for each year; from issuance of convertible notes were $3.4 million higher, from direct placements $1.7 million higher and from sales of shares to public investors $2.4 million higher for the six months ended June 30, 2026 than for the six months ended June 30, 2025.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of this extended transition period. We expect to remain an emerging growth company through the end of 2026 and we expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare the financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

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

Income taxes for the three and six months ended June 30, 2026 and the year ended December 31, 2025 were not a significant component of the Company’s results of operations. The Company has incurred cumulative losses and maintains a full valuation allowance against its deferred tax assets. As a result, no material income tax expense or benefit has been recognized.

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

Based on an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Report, and in light of the material weaknesses described below, including the matter described under “Restatement-Related Matter” below and in Note 3 to the condensed consolidated financial statements included in this Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in the Company’s internal control over financial reporting. During the three months ended June 30, 2026, management continued implementing the remediation activities described in the Annual Report and continued evaluating additional measures designed to address the identified material weaknesses and improve the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2026, the Company continued implementation of remediation steps. The Company also expanded the accounting and finance resources available to support its financial reporting processes, including personnel added in connection with the acquisition of Veloce. In addition, the Company continued increasing oversight of financial reporting through the Audit Committee and Board of Directors and extending, where appropriate, its financial reporting policies and internal control framework to newly acquired operations.

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

Except as described above, there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The previously identified material weaknesses described above have not yet been remediated, and management will continue implementing remediation activities until the identified control deficiencies have been addressed and the effectiveness of the related controls has been demonstrated through testing.

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

Changes in Internal Control Over Financial Reporting

Other than in connection with the ongoing remediation measures described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that, in connection with the Company’s acquisition of a controlling interest in Veloce on February 17, 2026, as described in Note 4., the Company is in the process of integrating Veloce’s internal control over financial reporting into its own control environment. Consistent with the guidance of the Securities and Exchange Commission, management’s evaluation of the Company’s internal control over financial reporting for the applicable period following the acquisition may exclude Veloce, and management will complete its assessment of Veloce’s internal control over financial reporting before the filing of Form 10-K for the period ended December 31, 2026.

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

Preston Million Class Action

On August 19, 2022, Preston Million filed a Class Action Complaint (the “Class Action Complaint”) against the Company and certain former officers and directors of the Company in the United States District Court for Southern District of New York (the “SDNY”), styled Preston Million, Individually and on Behalf of All Others Similarly Situated vs. Lottery.com, Inc. f/k/a Trident Acquisitions Corp., Anthony DiMatteo, Matthew Clemenson and Ryan Dickinson (Case No. 1:22-cv-07111-JLR). The Class Action Complaint alleged violations by all defendants of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) 15 U.S.C. §§ 78j(b), 78t(a), as amended by the Private Securities Litigation Reform Act of 1995 (“PSLRA”), U.S.C. § 78u-4 et seq. (collectively “Federal Securities Laws”). On November 18, 2022, the SDNY ordered the appointment of RTD Bros, LLC, Todd Benn, Tom Benn and Tomasz Rzedian (collectively “Lottery Investor Group”) as lead plaintiff and Glancy Prongay & Murray, LLP as lead counsel for plaintiffs and for the class in the case. On December 5, 2022, the Court stipulated a Scheduling Order in the case. On January 12, 2023, the Company’s legal counsel timely filed its Notice of Appearance. On January 31, 2023, plaintiffs filed their Amended Complaint adding Kathryn Lever, Marat Rosenberg, Vadim Komissarov, Thomas Gallagher, Gennadii Butkevych, Ilya Ponomarev as additional defendants in the case. The Amended Complaint alleges, among other things, that defendants made materially false and misleading statements in violation of Section 10(b), 14(a) and 20(a) of the Exchange Act and plaintiffs seek compensatory damages, reasonable costs and expenses including counsel fees and expert fees. Pursuant to the Scheduling Order, the Company filed its motion to dismiss the Amended Complaint on April 3, 2023, under the newly consolidated caption and its proposed order to dismiss the matter. Plaintiffs were expected to file their opposition to the motion to dismiss no later than May 18, 2023, which would trigger the Company’s deadline to file its reply brief in support of their motion to dismiss no later than June 20, 2023. On February 6, 2024, the SDNY granted the Company’s Motion to Dismiss. On June 12, 2024, plaintiffs amended their complaint (the “Third Amended Complaint”). On July 12, 2024, the Company filed its motion to dismiss the Third Amended Complaint (the “MTD Third Amended Complaint”). On August 8, 2024, the plaintiffs filed their response in opposition to the MTD Third Amended Complaint. The Company filed its reply on August 22, 2024, to plaintiffs’ response in opposition to the MTD Third Amended Complaint. On February 25, 2025, the Court granted in part and denied in part the MTD Third Amended Complaint (the “Order”). As set forth in the Order, the Class Plaintiffs’ Section 10(b) claim shall proceed against Defendant Dickinson and the Company based on post−merger representations regarding Lottery’s financial performance and financial reporting. Class Plaintiffs’ and Hoffman’s Section 20(a) claim premised on Section 10(b) shall likewise proceed against Defendant Dickinson. Class Plaintiffs’ Section 14(a) claim shall proceed against the Company and Defendants DiMatteo, Clemenson and Dickinson with respect to certain legal and regulatory compliance statements in the Proxy. The remainder of Plaintiffs’ claims were dismissed, including all claims against Komissarov. The Court also ordered that Plaintiffs shall have leave to amend within twenty−one (21) days of this opinion and order. On March 13, 2025, the Court granted Plaintiff Hoffman’s motion for leave for additional time to amend his complaint. Accordingly, Hoffman’s Third Amended Complaint shall be due April 24, 2025. Defendants’ motions to dismiss shall be due June 30, 2025; Plaintiff Hoffman’s opposition brief will be due August 14, 2025; and Defendants’ reply briefs shall be due September 17, 2025. On or about September 5, 2025, the Government filed a motion to intervene and requested the court to stay the action in its entirety. On or about September 5, 2025, the Court granted the Government’s motion to intervene and its motion to stay the case. On July 15, 2026, the Government filed a motion to lift the stay previously granted by the Court. The request to lift the stay was granted by the Count on July 16, 2026 and the parties were ordered to meet and confer and, by July 21, 2026, propose a briefing schedule for Defendants’ response to Plaintiffs’ Fifth Amended Complaint. On July 22, 2026, the proposed schedule was adopted, wherein Lead Plaintiffs shall file their Sixth Amended Complaint by August 4, 2026. Plaintiff Hoffman shall file his Fifth Amended Complaint by August 11, 2026. Defendants shall respond to the amended complaints by October 9, 2026. Plaintiffs shall file opposition to any motions to dismiss by December 7, 2026. Defendants shall file replies by January 6, 2027. In accordance with the schedule adopted by the Court, on August 5, 2026, Lead Plaintiffs amended their complaint (the “Sixth Amended Complaint”) and Plaintiff Hoffman amended his complaint the next day (“Hoffman’s Fifth Amended Complaint”).

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

Despite multiple written requests from the Company, Woodford has repeatedly amongst other things: failed to prove the amounts borrowed by the Company or claimed to have been advanced by Woodford to the Company; failed to indicate if it would accept accelerated payment of those verified amounts; failed to provide an anti-money laundering acceptable account to which payment could be made by the Company and failed to explain failure to respond to requests for other funding to be accepted in the context of the Woodford Loan Agreement; failed to respond to requests for funding under the accordion facility of the Woodford Loan Agreement; and failed to respond to allegations of money laundering and conspiracy to defraud the Company and others.

On March 9, 2026, Woodford filed a Letter of Claim and Request for Arbitration against the Company with the London Court of International Arbitration (“LCIA”) (LCIA Arbitration No. 266904). The Company filed its response to the Letter of Claim on May 3, 2026. The Company is actively contesting the entirety of Woodford’s claims and pursuing a counterclaim that materially exceeds Woodford’s claims.

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

RTD Bros

On August 15, 2025, RTD Bros, LLC (“RTD”) filed a complaint in the Superior Court of Delaware against AutoLotto Inc and Lottery.com Inc. (collectively, the “Defendants”), styled RTD Bros II LLC v. AutoLotto, Inc., d/b/a Lottery.com, and Lottery.com, Inc., C.A. No. N25C-08-179 EMD CCLD for claims arising from an August 2019 revenue share agreement. Through the pendency of the litigation, RTD has filed various motions and on October 23, 2026, Defendants filed a Rule 6(B) Motion to Enlarge Time for Cause to respond to the various motions filed by RTD. On October 23, the court granted Defendants’ Rule 6(B) Motion.

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

SEC Complaint

On January 22, 2026, the U.S. Securities and Exchange Commission (the “SEC”) filed a civil complaint in the United States District Court for the Southern District of New York naming certain former senior executive officers of the Company, the Company and the former CEO of the SPAC Trident Acquisitions Corp. as defendants (the “Complaint”). The Complaint asserts claims under various provisions of the federal securities laws and seeks injunctive relief, disgorgement, civil monetary penalties, and other equitable remedies. The Complaint relates to alleged conduct occurring primarily between 2020 and mid-2022, including periods prior to and shortly following the Company’s merger with Trident Acquisitions Corp. The individuals identified in the Complaint, who previously served as executive officers, are no longer employed by the Company and have no ongoing association or involvement with the Company in any capacity. Since mid-2022, the Company has undergone substantial changes in management, governance, and internal controls. The Company’s current management team was not involved in the conduct alleged in the Complaint. The Company has fully cooperated with the SEC’s investigation and intends to continue full cooperation with the SEC in connection with this matter. While the Company maintains the Complaint lacks merit against the Company and will defend against the lawsuit if necessary, the Company has entered into non-binding discussions with the SEC regarding a potential settlement. There can be no assurance that a final agreement will be reached, but the matter appears to be very close to being resolved without any material liability to the Company. On June 16, 2026, the Court ordered a 30-day stay of the proceedings for the SEC and the Company to make meaningful progress towards settlement and report back to the Court. On August 17, 2026, the SEC asked the Court to lift the stay as to Lottery and to set a deadline convenient to the Court for Lottery to answer or otherwise respond to the SEC’s complaint.

Alumni Capital LP

On June 18, 2026, Alumni Capital LP (“Alumni”) sent the Company an Event of Default Redemption Notice threatening to commence legal proceedings against the Company relating to an unsecured convertible promissory note issued pursuant to a Securities Purchase Agreement dated March 16, 2026. Alumni alleges that the Company defaulted under certain provisions of the transaction documents and seeks, among other relief, redemption of the note, liquidated damages, interest, attorneys’ fees, and other remedies provided under the applicable agreements. On July 14, Alumni filed its complaint against the Company and Robert J. Stubblefield in the Superior Court of the State of Delaware alleging breach of contract and fraud (C.A. No.: N26C-07-028 KMM). On October 1, 2026, Plaintiff renewed its motion for default against Defendants for not timely filing its answer to the complaint. The Plaintiff’s renewed motion has been set for hearing on November 19, 2026.

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

As a result of the acquisition of Veloce in February 2026, the Company has significantly expanded its digital media operations, increasing its exposure to risks associated with content creation, audience engagement, advertising, sponsorships and related media activities.

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

Material Changes to Previously Disclosed Risk Factors

Liquidity and Capital Resources The Company completed financing transactions during March and May of 2026 through the issuance of unsecured convertible promissory notes. While these financings provided additional working capital and financial flexibility, the Company continues to depend on external financing to support its operating activities, strategic initiatives, acquisition-related obligations, and working capital requirements. As discussed elsewhere in this Report, delays in the Company’s periodic reporting have affected the availability of certain financing alternatives. Although management is working to restore timely reporting and broaden the Company’s financing alternatives, there can be no assurance that additional financing will be available when needed, on acceptable terms, or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit
Number	Description
10.23**	Loan Agreement (Deed), dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as lender (incorporated by reference to Exhibit 10.24 of Form 10-K/A filed on May 10, 2023).
10.24**	Loan Agreement Deed, Debenture Deed and Securitization, dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd, as security holder (incorporated by reference to Exhibit 10.25 of Form 10-K/A filed on May 10. 2023)
10.25**	Amendment and Restatement Agreement in respect of Loan Agreement (Deed) dated December 7, 2022, between Lottery.com and Woodford Eurasia Assets Ltd. (incorporated by reference to Exhibit 10.28 of Form 10-K filed on June 15, 2023)
10.26**	Amendment and Restatement Agreement in respect of Loan Agreement (Deed), dated as of June 12, 2023, between Lottery.com and Woodford Eurasia Assets Ltd. (incorporated by reference to Exhibit 10.28 of Form 10-K filed on June 15, 2023).
10.27 **	Loan Agreement, dated as of July 26, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 1, 2023).
10.28**	Amended and Restatement Loan Agreement and Deed, dated August 8, 2023, between Lottery.com and United Capital Investments London Limited as lender (incorporated by reference to Exhibit 10.3 of Form 10-Q filed on August 22, 2023)
10.29**	Amendment to Amended and Restated Loan Agreement, dated as of August 18, 2023, by and between Lottery.com Inc. and United Capital Investments London Limited. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 24, 2023)
10.31**	Share Purchase and Sale Agreement between Lottery.com and DotCom Ventures Inc. dated July 22, 2025 (incorporated by reference to Exhibit 10.31 of Form 10-Q filed on October 8, 2026)
10.40**	Stock Purchase Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated November 16, 2024. (incorporated by reference to Exhibit 10.27 of Form 10-Q filed on November 20, 2025)
10.41**	Amended - Stock Purchase Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated as of June 16, 2025. (incorporated by reference to Exhibit 10.35 of Form 10-Q filed on November 20, 2025)
10.42**	Short-term Convertible Note Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025. (incorporated by reference to Exhibit 10.40 of Form 10-Q filed on November 20, 2025)
10.43**	Common Stock Purchase Warrant Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025. (incorporated by reference to Exhibit 10.41 of Form 10-Q filed on November 20, 2025)
10.44**	Registration Rights Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025. (incorporated by reference to Exhibit 10.42 of Form 10-Q filed on November 20, 2025)
10.45**	Securities Purchase Agreement Between Lottery.com Inc. and Generating Alpha Ltd. dated September 22, 2025 (incorporated by reference to Exhibit 10.43 of Form 10-Q filed on November 20, 2025)
10.46**	Asset Purchase Agreement Between Lottery.com Inc. and Galaxy Racer Holdings Limited dated July 30, 2025 (incorporated by reference to Exhibit 10.6 of Form 10-Q filed on August 19, 2025)
10.50**	Nook Holdings Share Purchase Agreement (incorporated by reference to Exhibit 10.50 of Form 10-K/A filed on June 4, 2024)
10.51**	Amendment 1 to Nook Holdings Share Purchase Agreement (incorporated by reference to Exhibit 10.51 of Form 10-K/A filed on June 4, 2024)
10.52**	Amendment 2 to Nook Holdings Share Purchase Agreement (incorporated by reference to Exhibit 10.52 of Form 10-K/A filed on July 31, 2026)

10.60**	Securities Purchase Agreement Between Lottery.com Inc. and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.60 of Form 8-K filed on December 4, 2025)
10.61**	Senior Secured Promissory Note Between Lottery.com Inc. and Evergreen Capital Management, LLC (incorporated by reference to Exhibit 10.61 of Form 8-K filed on December 4, 2025)
10.71**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and Darryl Eales for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.71 on Form 8-K/A filed on May 5, 2026)
10.72**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and Andrew Webb for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.72 on Form 8-K/A filed on May 5, 2026)
10.73**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and James Maclaurin for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.73 on Form 8-K/A filed on May 5, 2026)
10.74**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and Jack Clarke for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.74 on Form 8-K/A filed on May 5, 2026)
10.75**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and MPA Creative Limited for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.75 on Form 8-K/A filed on May 5, 2026)
10.76**	Share Purchase Agreement by and between Sports Entertainment Gaming Global Corporation and Crimson Swordblade Limited for the Purchase of Veloce Esports Limited dated February 18, 2026 (incorporated by reference to Exhibit 10.76 on Form 8-K/A filed on May 5, 2026)
10.80**	Placement Agency Agreement dated January 16, 2026, between Lottery.Com Inc. and Dawson James Securities Inc. (incorporated by reference to Exhibit 1.1 of Form 8-K filed on January 20, 2026).
10.81**	Securities Purchase Agreement dated January 16, 2026, between Lottery.Com Inc. and Dawson James Securities Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 20, 2026).
10.82**	Common Stock Equity Distribution Agreement, dated February 18, 2026, by and between Sports Entertainment Gaming Global Corporation and Dawson James Securities, Inc. (incorporated by reference to Exhibit 1.1 of Form 8-K filed on February 19, 2026).
10.83**	Placement Agency Agreement, dated March 16, 2026, by and between Sports Entertainment Gaming Global Corporation and Dawson James Securities, Inc. (incorporated by reference to Exhibit 1.1 of Form 8-K filed on March 18, 2026).
10.84**	Securities Purchase Agreement, dated March 16, 2026, by and between Sports Entertainment Gaming Global Corporation and the Purchasers. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 18, 2026).
10.85**	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 18, 2026).
10.86**	Registration Rights Agreement, dated March 16, 2026, by and between Sports Entertainment Gaming Global Corporation and the Purchasers (incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 18, 2026).
10.87*	Convertible Promissory Note, dated May 26, 2026, by and between Sports Entertainment Gaming Global Corporation and Amorua Global, Inc.
10.88*	Senior Unsecured Convertible Note, dated October 29, 2025, by and between Sports Entertainment Gaming Global Corporation and Disrupt Investments Limited
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Inline XBRL for the cover page of this Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set

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

Dated: November 2, 2026

